Form 10-Q
period 1999-06-30
SCIENTIFIC LEARNING CORP
filed 1999-09-01
CIK 1042173

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

             [_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER #000-24547

                         SCIENTIFIC LEARNING CORPORATION
             (Exact name of registrant as specified in its charter)

             DELAWARE                                   94-3234458
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


                        1995 University Avenue, Suite 400
                           Berkeley, California 94704
                                 (510) 665-6700
   (Address of Registrants principal executive offices, including zip code, and telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [ ]      No [X]

         The number of shares of the Registrant's Common Stock, $.001 par value per share, outstanding at July 31, 1999 was 10,481,638.

                        SCIENTIFIC LEARNING CORPORATION

                               INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                                                                  PAGE

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited):

         Balance Sheets as of June 30, 1999 and December 31, 1998................    3

         Statements of Operations for the Three and Six Months
                  Ended June 30, 1999 and 1998...................................    4

         Statements of Cash Flows for the Six Months
                  Ended June 30, 1999 and 1998...................................    5

         Notes to Financial Statements...........................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................    8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............    13


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................    14

Item 2.  Changes in Securities and Use of Proceeds...............................    14

Item 3.  Defaults Upon Senior Securities.........................................    15

Item 4.  Submission of Matters to a Vote of Security Holders.....................    15

Item 5.  Other Information.......................................................    15

Item 6.  Exhibits and Reports on Form 8-K........................................    16

         Signature...............................................................    17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         SCIENTIFIC LEARNING CORPORATION
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     June 30,     December 31,
                                                                       1999           1998
                                                                    -----------   ------------
                                                                     UNAUDITED
ASSETS
Current assets:
     Cash and cash equivalents                                      $    3,858     $    6,362
     Accounts receivable                                                 2,242            799
     Prepaid expenses and other current assets                             996            307
                                                                    ----------     ----------
         Total current assets                                            7,096          7,468

     Initial public offering costs                                         499             --
     Restricted cash deposit                                               280            280
     Property and equipment, net                                         1,579          1,278
     Other assets                                                           95             95
                                                                    ----------     ----------
TOTAL ASSETS                                                        $    9,549     $    9,121
                                                                    ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                               $    1,243     $      731
     Accrued liabilities                                                   972          1,249
     Deferred revenue                                                    4,118          1,649
     Current portion of borrowings under bank line of credit               181            278
     Current portion of capital lease obligations                            7             18
                                                                    ----------     ----------
         Total current liabilities                                       6,521          3,925

Borrowings under bank line of credit                                        30            121
Other liabilities                                                          221            217

Redeemable convertible preferred stock (Series B, C and D)              23,836         18,940

Stockholders' equity (deficit):
     Convertible preferred stock (Series A)                              2,355          2,355
     Common stock                                                        3,563          2,930
     Deferred compensation                                              (1,180)        (1,064)
     Accumulated deficit                                               (25,797)       (18,303)
                                                                    ----------     ----------
         Total stockholders' equity (deficit)                          (21,059)       (14,082)
                                                                    ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $    9,549     $    9,121
                                                                    ==========     ==========

See accompanying notes to financial statements.

                         SCIENTIFIC LEARNING CORPORATION
                            STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                    UNAUDITED

                                                 THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------       -------------------------
                                                     1999         1998                1999          1998
                                                 ----------      ----------        ----------    ----------
Revenues:

Programs                                         $    1,673      $      969        $    2,749    $    1,572
Services                                                378             184               642           228
                                                 ----------      ----------        ----------    ----------
         Total revenues                               2,051           1,153             3,391         1,800

Cost of revenues:

Programs                                                279             166               460           293
Services                                                426             140               578           174
                                                 ----------      ----------        ----------    ----------
         Total cost of revenues                         705             306             1,038           467
                                                 ----------      ----------        ----------    ----------

Gross profit                                          1,346             847             2,353         1,333

Operating expenses:

         Sales and marketing                          3,407           1,686             6,137         2,454
         Research and development                       710             680             1,472         1,346
         General and administrative                   1,238             953             2,378         1,773
                                                 ----------      ----------        ----------    ----------
Total operating expenses                              5,355           3,319             9,987         5,573
                                                 ----------      ----------        ----------    ----------
Operating loss                                       (4,009)         (2,472)           (7,634)       (4,240)

Interest income (expense), net                           52             (52)              140           (32)
                                                 ----------      ----------        ----------    ----------

Net loss                                         $   (3,957)     $   (2,524)       $   (7,494)   $   (4,272)
                                                 ==========      ==========        ==========    ==========
Basic and diluted net loss per share             $    (1.35)     $    (0.91)       $    (2.61)   $    (1.55)
                                                 ==========      ==========        ==========    ==========
Shares used in computing basic and diluted
     net loss per share                           2,940,655       2,773,370         2,872,350     2,752,816
                                                 ==========      ==========        ==========    ==========

See accompanying notes to financial statements.

                         SCIENTIFIC LEARNING CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                              Six months ended June 30,
                                                                             ---------------------------
                                                                                1999            1998
                                                                             -----------     -----------
OPERATING ACTIVITIES:
Net loss                                                                     $   (7,494)     $   (4,272)
Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization                                                  367             296
     Amortization of deferred compensation                                          454             415
     Changes in operating assets and liabilities:
         Accounts receivable                                                     (1,443)           (274)
         Prepaid expenses and other current assets                                 (689)           (166)
         Accounts payable                                                           512             299
         Accrued liabilities                                                       (277)             88
         Deferred revenue                                                         2,469           1,302
         Other liabilities                                                            4             107
                                                                             ----------      ----------
Net cash used in operating activities                                            (6,097)         (2,205)

INVESTING ACTIVITIES:
Purchases of property and equipment, net                                           (668)           (267)
                                                                             ----------      ----------
Net cash used in investing activities                                              (668)           (267)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                               63              39
Proceeds from issuance of preferred stock                                         4,896             863
Repayments of borrowing under bank line of credit                                  (188)            (96)
Repayments of capital lease obligations                                             (11)            (14)
Cost of initial public offering of common stock                                    (499)             --
                                                                             ----------      ----------
Net cash provided by financing activities                                         4,261             792
                                                                             ----------      ----------
Decrease in cash and cash equivalents                                            (2,504)         (1,680)

Cash and cash equivalents at beginning of period                                  6,362           2,699
                                                                             ----------      ----------
Cash and cash equivalents at end of period                                   $    3,858      $    1,019
                                                                             ==========      ==========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         Scientific Learning Corporation (the "Company") was incorporated on November 30, 1995 in the State of California and was reincorporated on May 2, 1997 in the State of Delaware. The Company commenced operations in February 1996. The Company operates in one business segment, which is the development, marketing and sales of proprietary neuroscience-based programs and other educational products and services designed to increase human learning and performance. The Company's revenues have been derived primarily from two programs, Fast ForWord and Fast ForWord Two, which focus on children aged four to 13. The Company's programs and products are delivered through a variety of distribution channels, including sales to public schools, referrals from speech and language professionals in private practice and direct-to-consumer channels.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INTERIM FINANCIAL INFORMATION

         The interim financial information as of June 30, 1999 and for the six months ended June 30, 1998 and 1999 is unaudited, but includes all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of its financial position at such date and its results of operations and cash flows for those periods. Operating results for the six months ended June 30, 1999 are not necessarily indicative of results that may be expected for any future periods. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1998, included in the Company's prospectus dated July 21, 1999 comprising part of our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission, SEC File No. 333-76981.

NET LOSS PER SHARE

         Basic and diluted net loss per share information for all periods is presented under the requirement of FAS No. 128, "Earnings per Share". Basic earnings per share has been computed using the weighted-average number of shares outstanding during the period and excludes any dilutive effects of stock options, warrants, and convertible securities. Potentially dilutive securities have been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

         The calculation of basic and diluted net loss per share, as well as basic and diluted pro forma net loss per share showing the effect of the conversion of preferred stock to common upon completion of the initial public offering, is as follows (in thousands, except share and per share amounts):

                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                             JUNE 30,                       JUNE 30,
                                                     ------------------------      ------------------------
                                                        1999          1998            1999          1998
                                                     ----------    ----------      ----------    ---------
                                                             UNAUDITED                    UNAUDITED

Net loss                                             $   (3,957)   $   (2,524)     $   (7,494)   $   (4,272)
                                                     ==========    ==========      ==========    ==========
Weighted average shares of common stock
outstanding used in computing basic and
diluted net loss per share                            2,940,655     2,773,370       2,872,350     2,752,816
                                                     ==========    ==========      ==========    ==========
Basic and diluted net loss per share                 $    (1.35)   $    (0.91)     $    (2.61)   $    (1.55)
                                                     ==========    ==========      ==========    ==========
Pro forma:

Net loss                                             $   (3,957)   $   (2,524)     $   (7,494)   $   (4,272)
                                                     ==========    ==========      ==========    ==========
Shares used in computing basic and diluted
net loss per share (from above)                       2,940,655     2,773,370       2,872,350     2,752,816

Adjustment to reflect the effect of the
assumed conversion of preferred stock from
the date of issuance                                  5,232,146     3,398,835       5,216,799     3,398,835
                                                     ----------    ----------      ----------    ----------
Weighted average shares used in computing pro
forma basic and diluted net loss per share            8,172,801     6,172,205       8,089,149     6,151,651
                                                     ==========    ==========      ==========    ==========
Pro forma basic and diluted net loss per share       $    (0.48)   $    (0.41)     $    (0.93)   $    (0.69)
                                                     ==========    ==========      ==========    ==========


2.   COMPREHENSIVE LOSS

         The Company has no items of other comprehensive income, and accordingly the comprehensive loss is the same as the net loss for all periods reported.

3.   STOCK SPLIT

         On April 22, 1999, the Board of Directors approved, and on May 28, 1999 the stockholders approved, a two-for-three reverse stock split of issued and outstanding common and preferred stock. All common and preferred share prices, and amounts associated with rights, preferences, dividends and privileges in the accompanying financial statements have been retroactively adjusted to reflect the stock split. In connection with the reverse split, the Board of Directors authorized a decrease in the number of authorized shares of common stock to 35,500,000 and a decrease in the number of authorized shares of preferred stock to 5,500,000 shares, subject to stockholder approval.

4.   SUBSEQUENT EVENT

         On July 22, 1999, the Company issued 2,300,000 shares of common stock at an initial public offering price of $16.00 per share. The net proceeds to the Company from that offering were approximately $34.2 million after deducting the underwriters' discount. Effective immediately prior to the closing of the initial public offering of its common stock, the Board of Directors authorized, and the stockholders approved, an increase in the number of authorized shares of common stock to 40,000,000 and a decrease in the number of authorized shares of preferred stock to 1,000,000. In addition, upon completion of the initial public offering, each outstanding share of the Company's convertible preferred stock was automatically converted into one share of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements herein that are not purely historical are forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed in those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein within this quarterly report on form 10-Q, our Registration Statement on Form S-1, as amended, SEC File No. 333-77133, and other documents filed with the securities and exchange commission, which factors are incorporated herein by reference. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

         The following should be read in conjunction with the audited financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Registration Statement on Form S-1, as amended, SEC File No. 333-77133.

OVERVIEW

         We develop, market and sell proprietary neuroscience-based programs and other educational products and services designed to increase human learning and performance. Our programs employ patented, adaptive technologies and are Internet-enabled. Language and reading skills are the foundation for all learning, and we have developed programs to help children learn how to read or become better readers. Our Fast ForWord programs are intensive, computer-based training programs that focus on improving critical language and reading skills. Fast ForWord and Fast ForWord Two focus primarily on the learning needs of children aged four to 13, are based on scientific research and have been field tested using scientific methods.

We offer professional development seminars in which educators, speech and language professionals and other professionals can learn about recent developments in brain research and the practical application of our programs as well as earn continuing education credit. We also offer installation and technical training to large customers such as schools. Our programs, products and services are delivered through a variety of distribution channels, including sales to public schools, referrals from speech and language professionals in private practice and direct-to-consumer channels.

         During the second quarter of 1999, we introduced Away We Go!-TM-skill building software for children of developmental ages four to seven along with Away We Go! Bookshelf-TM-, a series of storybooks on CD-ROM and audio CDs. We also launched BrainConnection.com-TM-, which we intend to be a leading source for information on research on the brain and how that applies to our daily lives. In addition, we intend to sell our own products and programs as well as other learning products on BrainConnection.com-TM-. Away We Go!-TM- and BrainConnection.com-TM- did not contribute significantly to the quarter.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, various financial data expressed as a percentage of revenues (unless otherwise noted).

                             Three Months Ended June 30,     Six Months Ended June 30,
                             ---------------------------     -------------------------
                                 1999           1998              1999         1998
                             -------------  ------------     -------------  ----------
Revenues:
    Programs                     81.6%          84.0%              81.1%        87.3%
    Services                     18.4           16.0               18.9         12.7
        Total revenues          100.0          100.0              100.0        100.0
Cost of revenues:
    Programs (1)                 16.7           17.1               16.7         18.6
    Services (2)                112.7           76.1               90.0         76.3
        Total cost of            34.4           26.6               30.6         25.9
        revenues
Gross margin                     65.6%          73.4%              69.4%        74.1%


(1)  Program costs are expressed as a percentage of program revenues.

(2)  Service costs are expressed as a percentage of service revenues.


THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1998

     REVENUES. Total revenues increased by $898,000 or 77.9% to $2.1 million for the quarter ended June 30, 1999 and increased by $1.6 million, or 88.4%, to $3.4 million for the six months ended June 30, 1999, compared to the same periods in 1998. Program revenues increased by $704,000 or 72.7% to $1.7 million for the quarter ended June 30, 1999 and increased by $1.2 million, or 74.9%, to $2.7 million for the six months ended June 30, 1999, compared to the same periods in 1998 because of increased program activations in speech and language professional and public school markets. Service revenues increased by $194,000 or 105.4% to $378,000 for the quarter ended June 30, 1999 and increased by $414,000, or 181.6%, to $642,000 for the six months ended June 30, 1999 compared to the same periods in 1998 due to increased number of professional development seminars for both public schools and speech and language professionals in private practice and software installations in schools.

     COST OF REVENUES. Total cost of revenues increased by $399,000 or 130.4% to $705,000 for the quarter ended June 30, 1999 and increased by $571,000, or 122.3%, to $1.0 million for the six months ended June 30, 1999, compared to the same periods in 1998. As a percentage of revenues, cost of revenues increased to 34.4% from 26.6% for the quarter ended June 30, 1999, and increased to 30.6% from 25.9% for the six months ended June 30, 1999. Cost of program revenues decreased to 16.7% from 17.1% for the quarter ended June 30, 1999 and decreased to 16.7% from 18.6% for the six months ended June 30, 1999 due to lower royalties and because technical support and Internet hosting costs declined as a percentage of revenues, reflecting growth in program volume. Cost of services revenues increased to 112.7% from 76.1% for the quarter ended June 30, 1999 and increased to 90.0% from 76.3% for the six months ended June 30, 1999, due to costs of training and installations of Fast ForWord programs in public schools. To encourage schools to adopt Fast ForWord, we have offered discounts on training and installation services.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses increased $1.7 million, or 102.1%, to $3.4 million for the quarter ended June 30, 1999, and increased $3.7 million, or 150.1%, to $6.1 million for the six months ended June 30, 1999, compared to the same periods in 1998. This increase was primarily attributable to increased personnel, marketing and travel costs. We expect further increases in sales and marketing expenses in the future as we increase marketing efforts for current and future products.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $30,000 or 4.4%, to $710,000 for the quarter ended June 30, 1999, and increased $126,000, or 9.4%, to $1.5 million for the six months ended June 30, 1999, compared to the same periods in 1998. We expect to substantially increase research and development expenses in the future as we continue to refine current products and develop additional products based upon our proprietary technology and our neuroscience expertise.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $285,000 or 29.9%, to $1.2 million for the quarter ended June 30, 1999, and increased $605,000 or 34.1%, to $2.4 million for the six months ended June 30, 1999, compared to the same periods in 1998. This increase was primarily attributable to increased personnel, consulting, legal and travel costs.

     PROVISION FOR INCOME TAXES. We recorded no provision for income taxes in the quarters and six months ended June 30, 1999 and June 30, 1998 as we incurred losses during such periods.

FACTORS THAT MAY AFFECT QUARTERLY RESULTS OF OPERATIONS

       Our quarterly operating results have varied significantly in the past and are expected to fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. Factors that may affect our quarterly operating results include those discussed herein with this quarterly report on Form 10-Q, as contained in our Registration Statement on Form S-1, as amended, SEC File No. 333-77133, under the heading "Risk Factors", and as disclosed in other documents filed with the Securities and Exchange Commission. Significant fluctuations in future quarterly operating results may be caused by many factors including, among others:

       - the demand for technology-based education and training programs and products;

       -   the size and timing of product orders and implementation;

       -   the revenue mix among our programs, products and services;

       - the timely development, introduction and market acceptance of our existing and future products, if any;

       - the pricing of our programs and services and the programs and services of our competitors;

       -   seasonality in product purchase and usage;

       -   competitive conditions;

       -   our ability to attract and retain experienced personnel;

       -   the availability of government funding for public schools;

       -   public school calendars and budget cycles;

       -   our ability to protect and maintain our intellectual property rights;

       - the number and timing of Fast ForWord training seminars for educators, speech and language professionals and other professionals; and

       -   general economic and market conditions.


       We cannot assure you that we will be able to predict our future revenues accurately, and we may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of revenues in relation to our expectations could cause significant fluctuations in quarterly operating results, which would have an adverse effect on our business, financial condition and results of operations.

       Demand for our programs and services is subject to various seasonal influences which can vary depending on the distribution channel being employed. We do not have sufficient operating experience in our various distribution channels to predict the overall effect of various seasonal factors and their effect on future quarterly operating results. We believe that, because of the intensive nature of Fast ForWord, demand for our programs from speech and language professionals in private practice may be lower during the school year than in the summer. To the extent we penetrate the public school market, we may experience seasonality due to public school calendars and budget cycles.

       As a result of all the foregoing factors, and in light of our limited operating history, our quarterly revenues and operating results are difficult to forecast, and we believe that period-to-period comparisons of our operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance. It is likely that our future quarterly operating results from time to time will not meet the expectations of market analysts or investors, which may have an adverse effect on the price of our common stock.


LIQUIDITY AND CAPITAL RESOURCES

       Cash used in operating activities was $6.1 million for the six months ended June 30, 1999, as compared to $2.2 million in the comparable period of 1998 resulting primarily from operating losses of $7.5 million and increases in accounts receivable and prepaid expenses of $1.4 million and $0.7 million, respectively, offset by increases in deferred revenue of $2.5 million. A substantial portion of the increases in accounts receivable and deferred revenue relates to increased sales to public schools. The increase in prepaid expenses is due primarily to increased inventory of marketing, sales and training materials.

       Cash used in investing activities was $668,000 for the six months ended June 30, 1999, as compared to $267,000 in the comparable period of 1998. The cash outlays consisted principally of the acquisition of computer equipment, furniture and fixtures.

            These cash needs were primarily financed through the sale of equity securities in December 1998 and January 1999. As of June 30, 1999, we had cash and cash equivalents of $3.9 million. We believe that the net proceeds of $34.2 million from our initial public offering, which was completed on July 22, 1999, will be sufficient to finance our presently anticipated operating losses, planned capital expenditure requirements and internal growth for at least the next 18 months.

       We currently have no significant long-term obligations which extend beyond 18 months except in connection with the lease of our corporate office facility which requires minimum lease payments of approximately $80,000 per month through September 2002. During the next 18 months, we may need to expand our corporate office facilities which would require us to commit to additional lease obligations.

YEAR 2000 ISSUES

         Our Year 2000 (Y2K) plan is currently being implemented by our Y2K task force headed by the Director of Information Technology. The Y2K plan applies to both our internal business systems and products, as well as compliance by our external customers and providers. There are six phases of the plan: organizational awareness, inventory, assessment, planning, execution and validation.

         We completed the inventory, assessment and planning phases of substantially all critical internal business systems in August 1998. We expect that the execution and validation phases will be completed by September 30, 1999. We expect to be Y2K compliant on all critical systems that rely on the calendar year, before October 1, 1999. During the second quarter of

1999, we completed the inventory and assessment phase with respect to suppliers, service providers and contractors and determined that our suppliers, service providers and contractors demonstrated Y2K readiness.

         We currently believe that the cost of implementing our Y2K plan will not exceed $500,000 and will not have a material effect on our financial position.

         We anticipate that the Y2K issue will not have a material adverse effect on our financial position or results of our operations. We can give no assurance, however, that the systems of other companies or government entities, on which we rely for supplies, cash payments and future business, will be timely converted or that a failure to convert by another company or government entities would not have a material adverse effect on our business. If third party suppliers, service providers and contractors, due to Y2K issues, fail to provide us with components, materials or services that are necessary to deliver our service and product offerings, our business will suffer.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities which are tied to market rates. We do not use derivative financial instruments in our investment portfolio. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at June 30, 1999 would not cause the fair value of our short-term investments or the interest expense paid with respect to our outstanding debt instruments to change by a material amount. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.

         We considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at June 30, 1999. Our revenue, capital expenditures and nearly all of our expenses are transacted in U.S. dollars. We believe we have minimal exposure to financial market risks associate with changes in foreign currency exchange rates at this time.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         From time to time the Company is involved in legal proceedings in the ordinary course of business. None of such proceedings are expected to have a material impact on our business, results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         Between April 1, 1999 and June 30, 1999, an aggregate of 137,036 shares of common stock were issued to employees upon exercise of options with exercise prices ranging from $0.26 to $6.00. The consideration received for such shares was $56,582.00. These sales of common stock made pursuant to the exercise of stock options were made in reliance on Rule 701 under the Securities Act of 1933, as amended (the "Securities Act") or on Section 4(2) of the Securities Act. The purchasers in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates issued in these transactions. Similar legends were imposed in connection with any subsequent sales of any such securities. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

         Our Registration Statement (SEC File No. 333-77133) for our initial public offering became effective July 21, 1999, covering an aggregate of 2,645,000 shares of common stock, including the underwriters' over-allotment option. Commencing July 22, 1999, we issued 2,300,000 shares of our common stock at an initial public offering price of $16.00 per share. Offering proceeds were approximately $34.2 million. The managing underwriters were Merrill Lynch & Co., Thomas Weisel Partners LLC and Pacific Growth Equities, Inc. The aggregate underwriting fees were approximately $2.6 million.

         Upon the closing of the initial public offering in July 1999, all outstanding shares of our preferred stock were automatically converted, on a one-for-one basis, into shares of common stock. All warrants to purchase preferred stock outstanding after the closing of the initial public offering, when and if exercised, will be converted into the number of shares of common stock the holder would have received if the warrant had been exercised and the preferred stock received thereupon had been simultaneously converted immediately prior to the closing of the initial public offering. Following the closing of the initial public offering, Scientific Learning filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State which authorizes One Million (1,000,000) shares of undesignated preferred stock. For additional information about our capital stock, please refer to "Description of Capital Stock" in our Registration Statement (SEC File No. 333-77133) filed with the Securities and Exchange Commission.

         The use of proceeds does not represent a material change in the use of proceeds as described in our prospectus dated July 21, 1999, comprising part of our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission, SEC File No. 333-77133.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In May 1999, prior to our initial public offering, we submitted the following matters to a vote of our security holders through an Action by Written Consent. Each of the matters were approved by holders of the required majority of our outstanding common stock and preferred stock as of May 28, 1999.

         1. To approve an amendment and restatement of our Certificate of Incorporation to effect a two-for-three reverse stock split.

         2. To approve an amendment and restatement of our Certificate of Incorporation and Bylaws to take effect upon the closing of the initial public offering.

         3. To approve an amendment and restatement of our stock option plan as the 1999 Equity Incentive Plan.

         4. To approve the adoption of a 1999 Employee Stock Purchase Plan and to reserve a total of 350,000 shares of Common Stock thereunder for issuance to employees.

         5. To approve the adoption of a 1999 Non-Employee Director Stock Option Plan and to reserve a total of 75,000 shares of Common Stock thereunder for issuance to non-employee directors.

         6. To approve a form of indemnity agreement to be entered into with each of our directors and the officers and agents of Scientific Learning selected by the Board of Directors.

         7. To approve the election of directors until the next annual meeting of stockholders or until their successors are elected and qualified, as well as the classification of directors into three classes as noted below:

                  Name                     Class       To Serve Until Annual Meeting
                  ----                     -----       -----------------------------
                  James E. Thomas           I          2000 Annual Meeting
                  Carleton A. Holstrom      I          2000 Annual Meeting
                  Paula A. Tallal           I          2000 Annual Meeting
                  Sheryle J. Bolton         II         2001 Annual Meeting
                  David A. Tanner           II         2001 Annual Meeting
                  Rodman W. Moorhead        III        2002 Annual Meeting
                  Michael M. Merzenich      III        2002 Annual Meeting

ITEM 5: OTHER INFORMATION

         Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

3.3*     Form of Amended and Restated Certificate of Incorporation
3.4*     Form of Amended and Restated Bylaws
4.2*     Registration Rights Agreement, dated as of October 1, 1996, as amended on November 14, 1996.
10.1*    Form of Indemnity Agreement with each of our directors and executive officers.
10.2*    1999 Equity Incentive Plan.
10.3*    Form of Stock Option Agreement under the Incentive Plan.
10.4*    Form of Stock Option Grant Notice under the Incentive Plan.
10.5*    1999 Non-Employee Directors' Stock Option Plan.
10.6*    Form of Nonstatutory Stock Option Agreement under the Non-Employee
         Directors' Stock Option Plan (Initial Grant).
10.7*    Form of Nonstatutory Stock Option Agreement under the Non-Employee
         Directors' Stock Option Plan (Annual Grant).
10.8*    1999 Employee Stock Purchase Plan.
10.9*    Form of 1999 Employee Stock Purchase Plan Offering under the Employee
         Stock Purchase Plan.
10.10*   Consulting Agreement, dated as of September 20, 1996, with Dr. Michael
         M. Merzenich, as modified on January 19, 1998.
10.11*   Consulting Agreement, dated as of September 19, 1996, with Dr. Paula A.
         Tallal, as modified on January 22, 1998.
10.12*   Loan and Security Agreement, dated as of February 13, 1998, with
         Silicon Valley Bank.
10.13*   Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California.
10.14*   Lease Agreement, dated as of July 31, 1997, with GBC-University
         Associates, L.P.
10.15*   Securities Purchase Agreement, dated September 24, 1996, with Warburg,
         Pincus Ventures, L.P.
27       Financial Data Schedule

-------
* Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (SEC File No. 333-77133).

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SCIENTIFIC LEARNING CORPORATION
(Registrant)




---------------------------------
FRANK M. MATTSON
Chief Financial Officer, Vice President, Finance and Secretary
(Authorized Officer and Principal Financial and Accounting Officer)


Dated: August 31, 1999