Form 10-Q
period 1999-09-30
SCIENTIFIC LEARNING CORP
filed 1999-11-05
CIK 1042173

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                    Yes [X]      No [ ]

         The number of shares of the Registrant's Common Stock, $.001 par value per share, outstanding at October 31, 1999 was 10,486,851.

                         SCIENTIFIC LEARNING CORPORATION
                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                                                                  PAGE

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited):

         Balance Sheets as of September 30, 1999 and December 31, 1998...........    3

         Statements of Operations for the Three and Nine Months
                  Ended September 30, 1999 and 1998..............................    4

         Statements of Cash Flows for the Nine Months
                  Ended September 30, 1999 and 1998..............................    5

         Notes to Financial Statements...........................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................    8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............    13


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................    14

Item 2.  Changes in Securities and Use of Proceeds...............................    14

Item 3.  Defaults Upon Senior Securities.........................................    15

Item 4.  Submission of Matters to a Vote of Security Holders.....................    15

Item 5.  Other Information.......................................................    15

Item 6.  Exhibits and Reports on Form 8-K........................................    15

         Signature...............................................................    16



                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         SCIENTIFIC LEARNING CORPORATION
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                   September 30,   December 31,
                                                                       1999           1998
                                                                    -----------   ------------
                                                                    (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                      $   33,404     $    6,362
     Accounts receivable, net                                            2,111            799
     Prepaid expenses and other current assets                           1,680            307
                                                                    ----------     ----------
         Total current assets                                           37,195          7,468

     Restricted cash deposit                                               --             280
     Property and equipment, net                                         1,686          1,278
     Other assets                                                           94             95
                                                                    ----------     ----------
TOTAL ASSETS                                                        $   38,975     $    9,121
                                                                    ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                               $      467     $      731
     Accrued liabilities                                                 1,170          1,249
     Deferred revenue                                                    3,262          1,649
     Current portion of borrowings under bank line of credit                --            278
     Current portion of capital lease obligations                            1             18
                                                                    ----------     ----------
         Total current liabilities                                       4,900          3,925

Borrowings under bank line of credit                                        --            121
Other liabilities                                                          219            217

Redeemable convertible preferred stock (Series B, C and D)                  --         18,940

Stockholders' equity (deficit):
     Convertible preferred stock (Series A)                                 --          2,355
     Common stock                                                       62,652          2,930
     Deferred compensation                                                (703)        (1,064)
     Accumulated deficit                                               (28,093)       (18,303)
                                                                    ----------     ----------
         Total stockholders' equity (deficit)                           33,856        (14,082)
                                                                    ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $   38,975     $    9,121
                                                                    ==========     ==========

See accompanying notes to financial statements.



                         SCIENTIFIC LEARNING CORPORATION
                            STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                     Three Months Ended                Nine Months Ended
                                                       September 30,                     September 30,
                                                 ---------------------------       -------------------------
                                                     1999         1998                1999          1998
                                                 ----------      ----------        ----------    ----------
Revenues:

     Programs                                    $    3,606      $    2,101        $    6,355    $    3,673
     Services                                           295             263               937           491
                                                 ----------      ----------        ----------    ----------
         Total revenues                               3,901           2,364             7,292         4,164

Cost of revenues:

     Programs                                           509             344               969           638
     Services                                           428             234             1,006           408
                                                 ----------      ----------        ----------    ----------
         Total cost of revenues                         937             578             1,975         1,046
                                                 ----------      ----------        ----------    ----------

Gross profit                                          2,964           1,786             5,317         3,118

Operating expenses:

     Sales and marketing                              2,968           1,668             9,105         4,122
     Research and development                         1,170             750             2,642         2,095
     General and administrative                       1,438           1,268             3,816         3,041
                                                 ----------      ----------        ----------    ----------
Total operating expenses                              5,576           3,686            15,563         9,258
                                                 ----------      ----------        ----------    ----------
Operating loss                                       (2,612)         (1,900)          (10,246)       (6,140)

Interest income (expense), net                          316            (210)              456          (241)
                                                 ----------      ----------        ----------    ----------

Net loss                                         $   (2,296)     $   (2,110)       $   (9,790)   $   (6,381)
                                                 ==========      ==========        ==========    ==========
Basic and diluted net loss per share             $    (0.26)     $    (0.76)       $    (2.02)   $    (2.31)
                                                 ==========      ==========        ==========    ==========
Shares used in computing basic and diluted
     net loss per share                           8,762,145       2,783,843         4,857,189     2,763,721
                                                 ==========      ==========        ==========    ==========

See accompanying notes to financial statements.

                         SCIENTIFIC LEARNING CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                           Nine months ended September 30,
                                                                             ---------------------------
                                                                                1999            1998
                                                                             -----------     -----------
OPERATING ACTIVITIES:
Net loss                                                                     $   (9,790)     $   (6,381)
Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization                                                  577             390
     Amortization of deferred compensation                                          639             678
     Interest expense on stock warrant                                               --             233
     Changes in operating assets and liabilities:
         Accounts receivable                                                     (1,312)           (230)
         Prepaid expenses and other current assets                               (1,373)           (724)
         Accounts payable                                                          (264)            506
         Accrued liabilities                                                       (329)            495
         Deferred revenue                                                         1,613             456
         Other liabilities                                                            3             143
                                                                             ----------      ----------
Net cash used in operating activities                                           (10,236)         (4,434)

INVESTING ACTIVITIES:
Restricted cash deposit                                                             280             70
Purchases of property and equipment, net                                           (985)           (491)
                                                                             ----------      ----------
Net cash used in investing activities                                              (705)           (421)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                           33,503              41
Proceeds from issuance of preferred stock                                         4,896              --
Borrowing under line of credit                                                       --           3,363
Repayments of borrowing under bank line of credit                                  (399)           (160)
Repayments of capital lease obligations                                             (17)            (21)
                                                                             ----------      ----------
Net cash provided by financing activities                                        37,983           3,223
                                                                             ----------      ----------
Increase (decrease) in cash and cash equivalents                                 27,042          (1,632)

Cash and cash equivalents at beginning of period                                  6,362           2,699
                                                                             ----------      ----------
Cash and cash equivalents at end of period                                   $   33,404      $    1,067
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

INTERIM FINANCIAL INFORMATION

         The interim financial information as of September 30, 1999 and for the three and nine months ended September 30, 1998 and 1999 is unaudited, but includes all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of its financial position at such date and its results of operations and cash flows for those periods. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of results that may be expected for any future periods. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1998, included in the Company's prospectus dated July 21, 1999 comprising part of the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission, SEC File No. 333-76981.

NET LOSS PER SHARE

         Basic and diluted net loss per share information for all periods is presented under the requirement of FAS No. 128, "Earnings per Share". Basic net loss per share has been computed using the weighted-average number of shares outstanding during the period and excludes any dilutive effects of stock options, warrants, and convertible securities. Potentially dilutive securities have been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

         The calculation of basic and diluted net loss per share, as well as basic and diluted pro forma net loss per share showing the effect of the conversion of preferred stock to common upon completion of the initial public offering, is as follows (in thousands, except share and per share amounts):

                                                        Three Months Ended             Nine Months Ended
                                                           September 30,                  September 30,
                                                     ------------------------      ------------------------
                                                        1999          1998            1999          1998
                                                     ----------    ----------      ----------    ---------
                                                           (UNAUDITED)                   (UNAUDITED)
Historical:

Net loss                                            $   (2,296)  $   (2,110)    $   (9,790)  $   (6,381)
                                                     =========    ==========      ==========    ==========
Weighted average shares of common stock
outstanding used in computing basic and
diluted net loss per share                            8,762,145     2,783,843       4,857,189     2,763,721
                                                     ==========    ==========      ==========    ==========
Basic and diluted net loss per share                 $    (0.26)   $    (0.76)     $    (2.02)   $    (2.31)
                                                     ==========    ==========      ==========    ==========
Pro forma:

Net loss                                             $   (2,296)   $   (2,110)     $   (9,790)   $   (6,381)
                                                     ==========    ==========      ==========    ==========
Shares used in computing basic and diluted
net loss per share (from above)                       8,762,145     2,783,843       4,857,189     2,763,721

Adjustment to reflect the effect of the
assumed conversion of preferred stock from
the date of issuance                                  1,194,294     3,398,814       3,871,405     3,398,814
                                                     ----------    ----------      ----------    ----------
Weighted average shares used in computing pro
forma basic and diluted net loss per share            9,956,439     6,182,657       8,728,594     6,162,535
                                                     ==========    ==========      ==========    ==========
Pro forma basic and diluted net loss per share       $    (0.23)   $    (0.34)     $    (1.12)   $    (1.04)
                                                     ==========    ==========      ==========    ==========


2.   COMPREHENSIVE LOSS

         The Company has no items of other comprehensive income (loss), and accordingly the comprehensive loss is the same as the net loss for all periods reported.

3.   STOCK SPLIT

         On April 22, 1999, the Board of Directors approved, and on May 28, 1999 the stockholders approved, a two-for-three reverse stock split of issued and outstanding common and preferred stock. All common and preferred share prices, and amounts associated with rights, preferences, dividends and privileges in the accompanying financial statements have been retroactively adjusted to reflect the stock split. In connection with the reverse split, the Board of Directors authorized, and the stockholders approved, a decrease in the number of authorized shares of common stock to 35,500,000 and a decrease in the number of authorized shares of preferred stock to 5,500,000 shares.

4.   INITIAL PUBLIC OFFERING

         On July 22, 1999, the Company issued 2,300,000 shares of common stock at an initial public offering price of $16.00 per share. The net proceeds to the Company from that offering were approximately $33.2 million after deducting the underwriters' discount and offering expenses. Effective immediately prior to the closing of the initial public offering of its common stock, the Board of Directors authorized, and the stockholders approved, an increase in the number of authorized shares of common stock to 40,000,000 and a decrease in the number of authorized shares of preferred stock to 1,000,000. In addition, upon completion of the initial public offering, each outstanding share of the Company's convertible preferred stock was automatically converted into one share of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements herein that are not purely historical are forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein within this quarterly report on Form 10-Q, our Registration Statement on Form S-1, as amended, SEC File No. 333-77133, and other documents filed with the Securities and Exchange Commission, which factors are incorporated herein by reference. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

         During the second quarter of 1999, we introduced Away We Go!-TMskill building software for children of developmental ages four to seven along with Away We Go! Bookshelf-TM-, a series of storybooks on CD-ROM and audio CDs. We also launched BrainConnection.com-TM-, which we intend to be a leading source for information on research on the brain and how that applies to our daily lives. In addition, we intend to sell our own products and programs as well as other learning products on BrainConnection.com-TM-.

         In the third quarter of 1999, we announced the release of Reading Edge-TM-, a new computerized reading assessment program designed to identify children at risk for reading problems in grades K - 2 and provide later screening of older students who are struggling with reading skills.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, various financial data expressed as a percentage of revenues (unless otherwise noted).

                                 Three Months Ended               Nine Months Ended
                                    September 30,                  September 30,
                             ---------------------------     -------------------------
                                 1999           1998              1999         1998
                             -------------  ------------     -----------    ----------
Revenues:
    Programs                     92.4%          88.9%              87.2%        88.2%
    Services                      7.6           11.1               12.8         11.8
        Total revenues          100.0          100.0              100.0        100.0
Cost of revenues:
    Programs (1)                 14.1           16.4               15.2         17.4
    Services (2)                145.1           89.0              107.4         83.1
        Total cost of            24.0           24.5               27.1         25.1
        revenues
Gross margin                     76.0%          75.5%              72.9%        74.9%

(1) Program costs are expressed as a percentage of program revenues.

(2) Service costs are expressed as a percentage of service revenues.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

     REVENUES. Total revenues increased by $1.5 million, or 65.0%, to $3.9 million for the three months ended September 30, 1999 and increased by $3.1 million, or 75.1%, to $7.3 million for the nine months ended September 30, 1999, compared to the same periods in 1998. Program revenues increased by $1.5 million, or 71.6%, to $3.6 million for the quarter ended September 30, 1999 and increased by $2.7 million, or 73.0%, to $6.4 million for the nine months ended September 30, 1999, compared to the same periods in 1998 because of increased program activations in speech and language professional and public school markets. Service revenues increased by $32,000, or 12.2%, to $295,000 for the quarter ended September 30, 1999 and increased by $446,000, or 90.8%, to $937,000 for the nine months ended September 30, 1999 compared to the same periods in 1998 due to increased number of professional development seminars for both public schools and speech and language professionals in private practice and software installations in schools.

     COST OF REVENUES. Total cost of revenues increased by $359,000, or 62.1%, to $937,000 for the quarter ended September 30, 1999 and increased by $929,000, or 88.8%, to $2.0 million for the nine months ended September 30, 1999, compared to the same periods in 1998. As a percentage of revenues, cost of revenues decreased to 24.0% from 24.5% for the quarter ended September 30, 1999, and increased to 27.1% from 25.1% for the nine months ended September 30, 1999. Cost of program revenues decreased to 14.1% from 16.4% for the quarter ended September 30, 1999 and decreased to 15.2% from 17.4% for the nine months ended September 30, 1999 due to lower royalties and because technical support and Internet hosting costs declined as a percentage of revenues, reflecting growth in program volume. Cost of services revenues increased to 145.1% from 89.0% for the quarter ended September 30, 1999 and increased to 107.4% from 83.1% for the nine months ended September 30, 1999, due to costs of training and installations of Fast ForWord programs in public schools. To encourage schools to adopt Fast ForWord, we have offered discounts on training and installation services.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses increased $1.3 million, or 78.0%, to $3.0 million for the quarter ended September 30, 1999, and increased $5.0 million, or 120.9%, to $9.1 million for the nine months ended September 30, 1999, compared to the same periods in 1998. This increase was primarily attributable to increased personnel, marketing and travel costs. We expect further increases in sales and marketing expenses in the future as we increase marketing efforts for current and future products.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $420,000, or 56.0%, to $1.2 million for the quarter ended September 30, 1999, and increased $547,000, or 26.1%, to $2.6 million for the nine months ended September 30, 1999, compared to the same periods in 1998. We expect to increase research and development expenses in the future as we continue to refine current products and develop additional products based upon our proprietary technology and our neuroscience expertise.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $170,000, or 13.4%, to $1.4 million for the quarter ended September 30, 1999, and increased $775,000, or 25.5%, to $3.8 million for the nine months ended September 30, 1999, compared to the same periods in 1998. This increase was primarily attributable to increased personnel, consulting, legal and travel costs.

     PROVISION FOR INCOME TAXES. We recorded no provision for income taxes in the quarters and nine months ended September 30, 1999 and September 30, 1998 as we incurred losses during such periods.

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

LIQUIDITY AND CAPITAL RESOURCES

       Cash used in operating activities was $10.2 million for the nine months ended September 30, 1999, as compared to $4.4 million in the comparable period of 1998 resulting primarily from operating losses of $9.8 million and increases in accounts receivable and prepaid expenses of $1.3 million and $1.4 million, respectively, partially offset by increases in deferred revenue of $1.6 million. A substantial portion of the increases in accounts receivable and deferred revenue relates to increased sales to public schools. The increase in prepaid expenses is due primarily to increased inventory of marketing, sales and training materials.

       Cash used in investing activities was $705,000 for the nine months ended September 30, 1999, as compared to $421,000 in the comparable period of 1998. The cash outlays consisted principally of the acquisition of computer equipment, furniture and fixtures.

         These cash needs were primarily financed through the sale of $15.8 million of convertible preferred stock in December 1998 and January 1999, and the net proceeds of $33.2 million from our initial public offering of common stock in July 1999. As of September 30, 1999, we had cash and cash equivalents of $33.4 million. We believe that the net proceeds from our initial public offering will be sufficient to finance our presently anticipated operating losses, planned capital expenditure requirements and internal growth for at least the next 18 months.

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

YEAR 2000 ISSUES

         Our Year 2000 (Y2K) plan has been implemented by our Y2K task force headed by the Director of Information Technology. The Y2K plan applies to both our internal business systems and products, as well as compliance by our external customers and providers. There were six phases of the plan: organizational awareness, inventory, assessment, planning, execution and validation.

         We completed the inventory, assessment and planning phases of substantially all critical internal business systems in August 1998. The execution and validation phases were completed in the third quarter of 1999. We believe we are Y2K compliant on all critical systems that rely on the calendar year. During the second quarter of 1999, we completed the inventory and assessment phase with respect to suppliers, service providers and contractors and determined that our suppliers, service providers and contractors demonstrated Y2K readiness.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at September 30, 1999 would not cause the fair value of our cash and cash equivalents to change by a material amount. Declines in interest rates over time will however reduce our interest income.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         From time to time, the Company is involved in legal proceedings in the ordinary course of business. None of such proceedings are expected to have a material impact on our business, results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         Between July 1, 1999 and September 30, 1999, an aggregate of 4,482 shares of common stock were issued to employees upon exercise of options with exercise prices ranging from $0.26 to $6.00. The consideration received for such shares was $7,585.08. These sales of common stock made pursuant to the exercise of stock options were made in reliance on Rule 701 under the Securities Act of 1933, as amended (the "Securities Act") or on Section 4(2) of the Securities Act. The purchasers in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates issued in these transactions. Similar legends were imposed in connection with any subsequent sales of any such securities. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

         Our Registration Statement (SEC File No. 333-77133) for our initial public offering became effective July 21, 1999, covering an aggregate of 2,645,000 shares of common stock, including the underwriters' over-allotment option. Commencing July 22, 1999, we issued 2,300,000 shares of our common stock at an initial public offering price of $16.00 per share. Net offering proceeds were approximately $33.2 million. The managing underwriters were Merrill Lynch & Co., Thomas Weisel Partners LLC and Pacific Growth Equities, Inc. The aggregate underwriting fees were approximately $2.6 million.

         Upon the closing of the initial public offering in July 1999, all outstanding shares of our preferred stock were automatically converted, on a one-for-one basis, into shares of common stock. All warrants to purchase preferred stock outstanding after the closing of the initial public offering, when and if exercised, will be converted into the number of shares of common stock the holder would have received if the warrant had been exercised and the preferred stock received thereupon had been simultaneously converted immediately prior to the closing of the initial public offering. Following the closing of the initial public offering, the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State which authorizes One Million (1,000,000) shares of undesignated preferred stock. For additional information about our capital stock, please refer to "Description of Capital Stock" in our Registration Statement, as amended (SEC File No. 333-77133) filed with the Securities and Exchange Commission.

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

         Not applicable.


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

-------
* Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (SEC File No.333-77133).

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SCIENTIFIC LEARNING CORPORATION
(Registrant)




---------------------------------
FRANK M. MATTSON
Chief Financial Officer and Secretary
(Authorized Officer and Principal Financial and Accounting Officer)


Dated: November 4, 1999