Form 10-K
period 1999-12-31
SCIENTIFIC LEARNING CORP
filed 2000-03-28
CIK 1042173

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1999; or

( ) Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the transition period from ___________ to _________________


                          COMMISSION FILE NO. 000-24547

                         SCIENTIFIC LEARNING CORPORATION
             (Exact name of registrant as specified in its charter)

Delaware                                            94-3234458
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                      Identification Number

1995 University Avenue, Suite 400
Berkeley, CA                                        94704
(Address of principal executive offices)            (Zip Code)

Securities registered pursuant to Section 12 (b)
of the Act:                                         NONE
Securities registered pursuant to Section 12 (g)
of the Act:                                         COMMON STOCK, PAR VALUE
                                                    $0.001 PER SHARE
                                                    (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes :  (X)        No:  ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 29, 2000 as reported on the Nasdaq National Market, was approximately $97,289,000. Shares of Common Stock held by each officer and director and by certain persons who owned 5% or more of the registrant's outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of Tuesday, February 29, 2000 Registrant had outstanding 10,591,468 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant's 2000 Annual Meeting of Stockholders to be held on May 18, 2000, at 1995 University Avenue, Suite 400, Berkeley, California 94704 are incorporated by reference in Part III.

                                                  TABLE OF CONTENTS

PART I                                                                                           PAGE NO
                                                                                                 -------
Item 1.           Business....................................................................     3
Item 2            Properties..................................................................    17
Item 3.           Legal Proceedings...........................................................    17
Item 4.           Submission of Matters to a Vote of Security Holders.........................    17


PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters.......    21
Item 6.           Selected Financial Data.....................................................    21
Item 7.           Management's Discussion and Analysis of Financial Condition and Results
                      of Operations...........................................................    22
Item 7A           Quantitative and Qualitative Disclosures about Market Risk..................    27
Item 8.           Financial Statements and Supplementary Data.................................    28
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure....................................................    48

PART III

Item 10.          Directors and Executive Officers of the Registrant..........................    48
Item 11.          Executive Compensation......................................................    48
Item 12.          Security Ownership of Certain Beneficial Owners and Management..............    48
Item 13.          Certain Relationships and Related Transactions..............................    48

PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K............    49

SIGNATURES ...................................................................................    50

                                     PART I

     ITEM 1.   BUSINESS

     We develop, market and sell products and services that are based on more than 25 years of brain and language research and are designed to increase human learning and performance. Our goal is to become the leading provider of software and other educational products and services based on the study of how the brain learns. To date our primary focus has been on training programs that build the language and reading skills that are the foundation for learning. We have developed and introduced a suite of software training programs designed to help children, adolescents and adults with language comprehension, learning how to read and becoming better readers. In 1999, we introduced skill-building and assessment software products. We also recently launched BrainConnection.com, a comprehensive information source about the brain and learning, which provides a wide range of written, graphical, audio and interactive content, skill assessments and targeted e-commerce resources for educators, parents, and others interested in the learning process.

     We assist educators, parents and speech and language and other professionals with integrating our training programs and other products into existing educational programs. We also provide professional training, installation and implementation services and technical and other support. We provide ongoing performance analysis to those supervising training program participants through SLc Lesson.

     We are a Delaware corporation. We incorporated in 1995 in California under the name Scientific Learning Principles Corporation and reincorporated in 1997 in Delaware under our present name.


     TRAINING PROGRAMS AND PRODUCTS

     We combine more than 25 years of brain and language research with technological advancements to create innovative learning products and information services. Our current suite of products assess language comprehension and reading skills, prepare individuals for reading, assist in learning to read and aid in becoming better readers. Reading Edge is our computer-based screening and assessment tool designed to evaluate language comprehension and early reading skills. Our Away We Go! family of skill-building software and storybooks helps children learn key language and cognitive skills that are needed for success in pre-kindergarten through grade 2. Our family of language and reading training programs uses intensive, computer-controlled training exercises that automatically adapt to each user's performance to modify the manner in which the brain processes language. Our initial training program, Fast ForWord, focuses on oral language comprehension and executive function skills critical to learning how to read or becoming a better reader. Step 4word trains critical reading skills as well as providing additional training on the language comprehension skills addressed in Fast ForWord. We recently launched 4wd, which uses a graphical user interface designed for middle and high school students and adults to train language comprehension and critical reading skills.

     LANGUAGE AND READING TRAINING PROGRAMS

     Our programs are based on more than 25 years of research on how the brain learns and develops language and reading skills. In our current training programs, we use intensive, adaptive computer-based training exercises to enable an individual to build the skills that provide the foundation for reading, particularly better oral language skills. In contrast to traditional exercises, our programs combine acoustically modified speech to train the brain to differentiate among sounds with cross-training in other critical language skills. These skills include (1) vocabulary, (2) grammar,
     (3) morphology, which is the system of word formation, (4) syntax, which is the way in which words are put together to form phrases, clauses or sentences, (5) semantics, which relates to meaning in language, and (6) executive function skills, which are the organizational skills necessary for thinking such as short-term memory and determining the sequence of events.

     FAST FORWORD
     Fast ForWord, launched in March 1997, is an intensive, computer-based training program, which has the look and feel of a computer game. Fast ForWord is designed to keep students engaged and entertained during the thousands of repetitions necessary to improve a student's language skills. The words and sentences used in the Fast ForWord exercises have been electronically modified to expand and enhance the rapidly changing phonetic elements within natural speech. As a student's skill level advances, the exercises become increasingly difficult, driving the student to continually increase his or her rate of oral language processing. At the most difficult level of each exercise, the student is presented with natural, unmodified speech. The exercises also cross-train the student in other critical language skills and executive function skills. These skills are necessary for a solid foundation for learning to read or becoming a better reader. The program adjusts to the student's skill level and ongoing performance so that the student is making correct responses approximately 80% of the time. This adjustment is designed to keep the program challenging and engaging, while allowing the student to generate a feeling of accomplishment and to avoid failure, which can be discouraging and detrimental to learning.

     The Fast ForWord program is designed to be used for 100 minutes per day, five days a week for four to eight weeks. The professional supervising the individual's use of the program can follow and analyze the student's data through SLc Lesson, which uses our patented Internet and database technology.

     Field studies we conducted of Fast ForWord show that 90% of participants identified as having language and reading problems showed statistically significant gains in language comprehension skills, achieving, on average, one to two years of improvement in language and related reading skills after 4-8 weeks of Fast ForWord training. Recent independent and third party studies have confirmed the positive impact of Fast ForWord. Based on extensive interviews with parents and educators, students who have completed the Fast ForWord program are generally reported to have shown substantial improvements in both self-esteem and confidence as their communication skills improved. We believe our training programs can improve the language and related reading skills of most users.

     STEP 4WORD
     Step 4word (formerly Fast ForWord Two), launched in October 1998, is a computer-based training program that trains reading and oral language skills. Step 4word provides focused practice in language comprehension skills for students who have basic oral language proficiency. Building on that foundation, Step 4word also trains reading skills such as word decoding, sound-letter recognition and visual tracking. Word decoding enables a student to build associations between word sounds, written representations of words and meaning. Sound-letter recognition is the ability to translate letters into spoken words. We believe that being able to process rapid sound-letter associations is critical to being able to read. Step 4word also provides training exercises that reinforce left-to-right reading patterns for students who may have visual tracking problems.

     The Step 4word program is designed to be used for 90 minutes per day, five days a week for four to eight weeks. As with Fast ForWord, Step 4word results can be monitored through SLc Lesson.

     4WD
     4wd, launched in November 1999, is a computer-based training program that is designed specifically for middle and high school students and adults. 4wd offers the same benefits of Fast ForWord but with graphics, story lines and content tailored for an older population. 4wd combines electronically modified speech with cross-training in critical language and reading skills in a manner that automatically adjusts to each user's performance. This program enables participants to track their own cumulative progress without connecting to the Internet as well as permitting results to be monitored through SLc Lesson.

     SLC LESSON
     SLc Lesson employs our patented Internet and database technology to permit the results from each participant's training program exercises to be conveniently viewed and analyzed by the person overseeing the participant's training. Training results are uploaded periodically via the Internet to our proprietary database for analysis of the student's progress to date. SLc Lesson then provides performance charts and templates in various discrete learning areas which can be downloaded through the Internet, enabling the training administrators to monitor compliance, track performance and provide students and parents with measurable performance results.

     AWAY WE GO! PRODUCT FAMILY (ALL LAUNCHED IN JUNE 1999)

     The Away We Go! skill-building software is comprised of seven interactive modules that each focus on key skills needed for success in grades pre-K through 2, such as recognition of colors and shapes, and provides practice in memory, using and manipulating phonemes, letter-name association, word recognition, fine motor control, and hand-eye coordination. Its modular format allows parents and professionals to choose which modules a child will play, providing customized game sessions tailored to a child's interests or needs. A professional version includes the same features as the home version, and also allows multiple concurrent users, provides printouts of performance data on each user and allows levels of difficulty to be customized for individual users.

     The Away We Go! Bookshelf is comprised of proprietary stories presented in both an interactive CD ROM format and a four-color printed format. These stories are designed as a companion to the Away We Go! skill-building software and provide exposure to appropriate spoken and written language content, thereby supporting the training related to phonemes in the Away We Go! skill-building software games. A professional version has the same features as the home version and also contains four different levels of acoustically-modified speech.

     ASSESSMENT:  READING EDGE

     Reading Edge, launched in August 1999, is a computer-based screening and assessment product designed to evaluate early reading skills. Reading Edge helps identify students who may be at risk for reading problems in K-2 and provides later screening of older students who may be experiencing reading difficulties. Reading Edge's animated games provide fast and reliable measurements for evaluating proficiency in essential skill areas that are strong predictors of future reading success, including phonological memory, phonological awareness, phonemic decoding and letter identification. The educator version of Reading Edge provides a rapid forward assessment tool. The home version incorporates the assessment functionality with engaging games that encourage practice of important reading skills. Reading Edge has been tested with children in grades K-2. We acquired Reading Edge from the successor to its developer.

     ADMINISTRATOR TRAINING:  CROSSTRAIN

     CrossTrain, launched in November 1999, is a professional development package for educators and speech and language and other professionals that contains all the tools and information necessary to offer our family of language and reading training programs. The package includes videos, CD ROMs and printed materials. CrossTrain offers the same comprehensive content as our professional development seminars but in a self-paced tutorial that is more convenient.


     SERVICES

     BRAINCONNECTION.COM

     In June 1999 we launched BrainConnection.com, a leading resource for relevant, practical and easily understandable content about learning and the brain. The web site includes (1) articles by and interviews with leading authors and well-recognized experts in reading, education, psychology and neuroscience; (2) education-oriented e-commerce purchasing opportunities; (3) an Internet-based language assessment and related parent and teacher questionnaires; (4) audio programming related to a variety of mental health and other social issues; (5) learning-focused web site and book reviews; (6) text and illustration databases regarding clinical conditions, medical illustrations and optical illusions; (7) relevant news articles; and (8) the capability for visitors to conduct customized searches of the site and also to create a personalized home page that allows access to, and interaction with, information that is tailored to each visitor's particular interests and goals.

     BrainConnection.com targets educators - school administrators, teachers and opinion leaders - as well as parents, speech and language professionals and others interested in learning and the brain. Its aim is to become the premier source for those target groups for information about and products and services related to learning and the brain. BrainConnection.com is both a learning-focused on-line community and a vehicle to help build awareness of the existence of neuroscience and other research-based programs, products, services and curricula available to help school administrators, teachers, parents, and others significantly impact the learning process.

     We recently announced our first BrainConnection.com conference - The Brain Connection to Education, which is scheduled for May 2000 in San Francisco. We expect this to be the first of a series of BrainConnection.com conferences on brain research and its practical applications.

     PROFESSIONAL DEVELOPMENT SEMINARS

     To assist educators, parents and speech and language and other professionals, we provide educational seminars on the latest in brain research, the connection between oral language comprehension and learning to read, and the practical application of Fast ForWord, Step 4word, and 4wd. Typically, workshops are either one- or two-day intensive training seminars for educators and speech and language professionals. More than 5,000 individuals have been trained in administering Fast ForWord and other programs and products through these seminars. Participants in our professional development seminars are eligible to receive continuing education credit to support the ongoing educational certification requirements of teachers and educators.

     SUPPORT SERVICES

     SUPPORT FOR EDUCATORS, PARENTS AND PROFESSIONALS. We provide a number of support services for educators, parents and speech and language and other professionals involved in improving reading and language skills. We provide two to three hour seminars for parents interested in learning more about brain research, the connection between language comprehension skills and learning to read, and the science behind our language and reading training programs. In addition, we distribute a Fast ForWord newsletter that contains items of interest on the program and language and reading problems to the parents of participating students, as well as to educators and speech and language professionals. We have a professional relations staff dedicated to answering questions from and providing support to professional providers and parents. Our professional relations staff provides support over the Internet and a toll-free telephone information line.

     TECHNICAL SUPPORT. We provide a variety of technical support services to our customer base. We employ an experienced staff of technical service representatives to answer technical questions regarding our programs, computer hardware and networks. In addition, at large sites such as schools, we provide on-site software installation, technical training and technical support.

     SCIENTIFICLEARNING.COM. We also maintain our company web site at ScientificLearning.com. This site provides information about our company and our products and services as well as extensive technical and customer support resources.

     SALES AND MARKETING

     We market and sell our products through two primary channels of distribution: public schools and speech and language professionals in private practice. We also market directly to consumers, including through our web site, but direct-to-consumer sales to date have been minimal.

     We have recently expanded our outside sales force, and, as of December 31, 1999, had 30 sales representatives focused on the public school market and three sales representatives focused on speech and language professionals in private practice. Our hiring process has targeted experienced professionals who have established relationships with prospective customers. During 1999, our year-over-year retention rate for customers who purchased ten or more copies of our training programs was over 90%.

     PUBLIC SCHOOLS. As of December 31, 1999, we have sold our programs to approximately 450 school districts in 49 states. The majority of our public school sales have occurred since the formation in the fall of 1998 of a dedicated sales force focused on that market. Our language and reading training programs generally list for $850 per student and are typically discounted for volume sales and in connection with the bundling of different products or the purchase of our products together with installation services or training programs. In addition, we market and sell our Away We Go! and Reading Edge products to schools to use with their students prior to, and as a complement to, the training programs. As we have expanded our suite of educational products, we have recently begun to offer our products to schools on a site license basis as an alternative to per program, per user licenses.

      SPEECH AND LANGUAGE PROFESSIONALS. Speech and language professionals in private practice recommend the use of our products to parents in appropriate cases and then administer the program in connection with providing traditional services. In such instances, Fast ForWord, Step 4word and 4wd are typically sold to parents for a list price of $850 per student, minimizing the administrative burden on the speech and language professional, who charges separately for time spent supervising the student. The fees charged by the speech and language professional generally range from $2,000 to $5,000 per student. In addition, we market and sell our Away We Go! family of products to private speech and language professionals for use by their students prior to and as a complement to the training programs.

     We began marketing our Fast ForWord program to speech and language professionals in March of 1997 and have developed a proprietary database of information regarding thousands of speech and language professionals. We contact speech and language professionals through telesales and other direct marketing efforts to encourage them to attend our seminars and use our training programs in their practices. In addition, speech and language professionals learn of our programs through our participation in trade conferences, publications in journals and the general press and the distribution of our informational videos and practice kits.


     TECHNOLOGY

     Our training programs and products are cross-platform, software-based programs available for a variety of hardware and software configurations. Our products are designed to work with the computer technology widely available in schools and homes, minimizing the need for users to purchase new equipment. The programs can be used in a variety of ways, including an on-site model where educators and speech and language and other professionals supervise students in their offices, an off-site model where students can train from their homes and a client/server-based model for larger scale deployments. All of our existing training programs link to Scientific Learning via standard Internet connections for data transfer and updates. Using our patented Internet and database technology known as SLc Lesson, program administrators can use any web browser to upload program results to our database and monitor individuals under their supervision.

     Products are typically delivered via a CD ROM. Our training programs can be activated only by receiving a user access code. Continued access to the training program requires periodic uploads of performance data over the Internet. If users do not upload data within a required time period, access to the program is denied.

     We use an object-oriented authoring environment for all our software products. New products and product extensions can be built off our core object model, allowing all products to benefit from improvements in the core code and reducing new product development time. The Scientific Learning database maintains a performance history on every user of a language and reading training program. The database is unique and highly scalable, built on database technology from Oracle Corporation, and capable of dynamic information queries. Using a proprietary set of analytical tools, we automatically generate summaries and reports for use by the educator, parent and speech and language or other professional. We can also generate custom demographic reports from specific groups of users by defining search characteristics such as school, classroom or common primary language. The resulting reports show exactly how a given user is performing and what challenges remain. The program databases at the client site are tightly integrated with our databases to provide seamless service from professional and technical support to accounting.


     RESEARCH AND DEVELOPMENT

     Approximately 20% of our employees are engaged in research and development activities, which include both product development and outcomes research. Our research and development organization includes neuroscientists, psychologists, engineers, programmers, writers, statisticians, graphic artists and animators.

     Our research and development efforts are broad based, ranging from development of additional language and reading programs for children to research activities aimed at expanding application of our neuroscience expertise into areas that relate to language. As we have previously announced, several computer-based training programs are in development with launches scheduled during the year 2000. These include Fast ForWord Three, which is intended to combine the essential components of word recognition and decoding with reading comprehension skills; Fast ForWord for increased English proficiency, which is planned to focus on training the language skills found in English that are the most difficult for non-native English speakers to learn; and Fast ForWord for language reacquisition, which is being designed to provide individualized exercises that meet the specific needs of individuals who have suffered a stroke or other brain injury. Still in the research process is a potential computer-based training program for remediation of certain types of stress injuries.


     INTELLECTUAL PROPERTY

     We have a broad intellectual property strategy addressing both product technology and product concepts. We aggressively protect our proprietary rights in our products and technology through a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and contractual provisions.

     At December 31, 1999, we held 5 issued U.S. patents, 9 allowed U.S. patent applications and 30 other pending U.S. applications. Of these applications, 7 are owned jointly with the University of California, and the remaining 32 are owned solely by us. We were the exclusive licensee under one issued U.S. patent, 2 allowed U.S. patent applications and one other pending U.S. application. The licensed patent and applications are licensed from the Regents of the University of California and Rutgers, the State University of New Jersey, and relate to the basic speech and sound modification and adaptivity technology developed at those institutions. Our three language and reading training products, as well as the professional version of Away We Go! Bookshelf, incorporate this licensed technology. To date, more than 90% of our revenues are derived from selling products that use the licensed inventions, and loss of this license agreement would cause material harm to our business.

     Under the terms of this license, we must pay royalties and milestone payments based upon cumulative net sales of our products, subject to certain minimum royalty amounts. In connection with the license, we issued 114,526 shares of Series A preferred stock, which were converted into 114,526 shares of our common stock upon completion of our July 1999 initial public offering, to Rutgers and made other up-front payments. In 1999, we had approximately $612,000 in royalty expense under the license. In 2000 and each year thereafter during the term of the license, the minimum royalty expense necessary to maintain the license will be $150,000. We expect royalties as a percentage of program revenues to decline over time as additional programs are sold and, as a consequence, the royalty rate under the license steps down. It may also decline to the extent that our product mix becomes less reliant on licensed technology, although we cannot predict our future product mix.

     Unless otherwise terminated by operation of law or acts of the parties, the license remains in effect until the later of the expiration of the last-to-expire patent licensed or the abandonment of the last patent application licensed. The Regents may terminate the license agreement if we fail to perform or violate its terms without curing the violation within 60 days of receiving written notice of the violation.


     COMPETITION

     The educational technology market in which we operate is very competitive. We believe that the principal competitive factors in the industry are efficacy, ability to deliver measurable results, cost, efficiency of delivery, ability to provide training to educators, parents and speech and language and other professionals and ability to complement and supplement public school curriculum. We believe that we compete favorably on the basis of these factors. Particularly in the public school market, we compete against other companies offering educational software and other language and reading programs, as well as with providers of traditional methods of teaching language and reading. Some of the other companies that provide software and other programs are more established in the school market than we are, offer a broader range of products to schools and have greater technical, marketing and distribution resources than we do. In addition, although the traditional approaches to language and reading are fundamentally different from the approach we take, the traditional methods are more widely known and accepted and, therefore, represent significant competition.

     EMPLOYEES

     As of December 31, 1999, we had 201 full-time and 12 part-time employees. We believe our relations with employees are good. None of our employees is represented by a union or subject to collective bargaining agreements.

     RISK FACTORS

     THE FOLLOWING FACTORS AS WELL AS OTHER INFORMATION CONTAINED IN THIS REPORT ON FORM 10K SHOULD BE CONSIDERED IN MAKING ANY INVESTMENT DECISION RELATED TO OUR COMMON STOCK. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY AFFECTED AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE.

     TO DATE WE HAVE RELIED PRIMARILY ON A SINGLE FAMILY OF PRODUCTS. ANY FAILURE TO INCREASE OUR SALES OF OUR LANGUAGE AND READING TRAINING PROGRAMS COULD CAUSE OUR BUSINESS TO SUFFER. Since our formation, sales of our language and reading training programs have accounted for more than 85% of our revenues. The remaining revenues are primarily from seminars regarding how the brain works and how to administer our training programs. We anticipate that most of our revenues will be related to our language and reading training programs for at least the next 18 months. Our business will suffer if we are unable to increase our sales of our language and reading training programs.

     WE HAVE ONLY A LIMITED HISTORY UPON WHICH YOU CAN GAUGE THE SUCCESS OF OUR SOFTWARE PRODUCTS. We only recently expanded our family of language and reading training programs beyond Fast ForWord, through the introduction of Step 4word and 4wd. Additionally, we only recently released our Reading Edge screening and assessment tool and our Away We Go! family of skill-building products. Consequently, we only have a limited history upon which you can gauge the success of our suite of software products. We cannot assure you that new products we may release will receive the same or greater level of commercial acceptance as our products that are currently available.

     OUR BUSINESS DEPENDS ON WHETHER WE CAN ACHIEVE AND MAINTAIN MARKET ACCEPTANCE AND INCREASE THE NUMBER OF PROGRAMS WE COMMERCIALLY INTRODUCE AND SELL. Our future success depends on acceptance of our language and reading training programs and our other products by public schools, administrators, educators, parents and speech and language and other professionals. Sales of our products depend on many factors, including:
     - our ability to incorporate our products into traditional school programs;
     - the willingness of educators and speech and language and other professionals to adopt new teaching and training methods;
     -    the cost of our programs compared to other available programs;
     -    the availability of government funding;
     -    competitive developments;
     - our ability to continue to demonstrate the efficacy and acceptance of our programs;
     -    our ability to adapt to evolving technology and standards; and
     -    the public's ability and willingness to use the Internet.

     Our business will suffer if we do not achieve and maintain market acceptance for our existing products or if we fail to increase the number of programs we commercially introduce and sell.

     OUR RESULTS OF OPERATIONS WILL SUFFER IF EXPANSION OF BRAINCONNECTION.COM DOES NOT INCREASE DEMAND FOR OUR PRODUCTS OR GENERATE OTHER REVENUE OPPORTUNITIES. We plan to increase expenditures related to our BrainConnection.com brand and web site. Our increased emphasis on BrainConnection.com is a new and unproven strategy. If we fail to successfully execute on our BrainConnection.com strategy, our results of operations will suffer. In particular, if BrainConnection.com fails to increase public awareness regarding practical applications of neuroscience or if an increase in public awareness fails to result in increased demand for our training programs and other products, our business will suffer. Additionally, we plan to develop other revenue opportunities related to BrainConnection.com, including e-commerce and conferences. We have limited experience developing e-commerce and conferences as revenue opportunities and we cannot assure you that we will be successful in developing these revenue opportunities. Our business and results of operations will suffer if we are unable to successfully develop revenue opportunities related to BrainConnection.com.

     OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO INTRODUCE NEW PRODUCTS AS SCHEDULED OR IF NEW PRODUCTS ARE UNSUCCESSFUL. Our future success will significantly depend on whether we are able to enhance our existing products and develop new products based on our proprietary technology. While we recently launched 4wd, Reading Edge and the Away We Go! family of skill-building software and storybooks and have more language and reading training programs targeted for commercial launch in the year 2000, we cannot assure you that we will be successful in developing and marketing these or any other new products or that we will be able to introduce new products as scheduled. We may not have sufficient resources to make the investments to develop or acquire and market the products necessary to maintain our competitive position. Our business will suffer if we are unable to introduce new products as scheduled, or if new products are unsuccessful.

     ANY DIFFICULTY IN PENETRATING NECESSARY MARKETS COULD ADVERSELY AFFECT OUR BUSINESS. Our target markets include public schools, speech and language professionals in private practice and direct sales to parents. Any difficulty in penetrating these markets could adversely affect our business. We began selling Fast ForWord to public schools in April 1997 and initiated our public schools sales force in the fall of 1998. We believe that our success in the public school market will depend largely on the following factors:

     - our ability to effectively leverage our existing sales force, most of whom joined us in the last six months;
     - acceptance of our new site license sales approach, which offers our products to schools bundled on a site license basis as an alternative to per program, per user licenses;
     - our ability to continue to hire and retain experienced sales personnel;
     - convincing educators and other key public school decision-makers to use our products even though the learning methods required by our products differ from the way schools have traditionally addressed language and learning problems; and
     - convincing schools and teachers to incorporate our intensive training programs into their curriculum since our products are generally designed to be used for 90 to 100 minutes per day, five days per week.

     Our ability to penetrate the market of speech and language professionals in private practice may not occur as quickly or as broadly as we would like, for the following reasons:
     -    our programs require use of computers and other technology; and
     - we may be unable to convince speech and language professionals that our programs are tools that can be used in their practice and will enable them to supervise multiple clients at a time.

     We also have had limited experience selling our products directly to parents and may have difficulty doing so for the following reasons:
     - we may be unable to successfully establish BrainConnection.com as a direct-to-consumer sales channel; and
     - our ability to sell programs to parents and other private customers depends upon word-of-mouth referrals which could take considerable time to develop.

     OUR QUARTERLY OPERATING RESULTS ARE SUSCEPTIBLE TO FLUCTUATIONS WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE. Since our formation, our quarterly operating results have fluctuated significantly. For example, our revenues for each fiscal quarter commencing September 30, 1997 and ending December 31, 1999, in sequence, have been approximately $1,398,000, $874,000, $647,000, $1,153,000, $2,365,000, $1,001,000, $1,340,000, $2,051,000,
     $3,901,000 and $2,960,000. We expect these fluctuations to continue for a number of reasons, including factors described elsewhere in this "Risk Factors" section of the prospectus. One reason we expect quarterly operating results to fluctuate is the long sales cycle for our products, which is the result of many factors, including the following:
     - the nature of our products requires us to provide a significant level of education to prospective educators, parents and speech and language and other professionals regarding the use and benefits of our programs and services;
     - prospective purchasers need to consider that our programs involve a significant commitment of time and resources;
     - sales to schools are subject to budgeting constraints, which may require schools to find available discretionary funds, obtain grants or wait until subsequent budget cycles; and
     - school-wide or district-wide sales can require multiple levels of approval.

     As a result, our sales cycle generally takes several months and in some cases can take a year or longer.

     An additional reason our quarterly operating results may fluctuate is that demand for our programs and services may be subject to seasonal influences. Demand for our programs from speech and language professionals in private practice may be lower during the school year than in the summer, because the intensive nature of our products may be more conducive to training during school vacation. We also may experience seasonality in the public school market due to public school calendars and budget cycles. We do not have sufficient operating experience to predict the overall effect of various seasonal factors and their effect on future quarterly operating results.

     Any significant shortfall of revenues in relation to our expectations could cause significant fluctuations in quarterly operating results, and our stock price could suffer. Prediction of future revenues and expenses is difficult because of our limited operating history and the emerging nature of our market. Our expense levels are based on our expectations of future revenues and are primarily fixed in the short term. We cannot guarantee that we will be able to predict our future revenues accurately or that we will be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

     WE HAVE GENERATED LIMITED REVENUES TO DATE AND HAVE A HISTORY OF LOSSES. We started operations in February 1996 and began generating revenues in the first quarter of 1997. Because we have generated limited revenues to date, we have incurred significant operating losses and negative cash flow since inception. Our net losses were approximately $2.5 million for the year ended December 31, 1996, $5.1 million for the year ended December 31, 1997, $10.7 million for the year ended December 31, 1998 and $14.1 million for the year ended December 31, 1999. Our cash flows used in operating activities were approximately $1.7 million for the year ended December 31, 1996, $4.0 million for the year ended December 31, 1997, $6.8 million for the year ended December 31, 1998 and $13.4 million for the year ended December 31, 1999. We have an accumulated deficit of approximately $32.4 million from inception through December 31, 1999.

     WE EXPECT TO INCUR ADDITIONAL LOSSES FOR AT LEAST THE NEXT 18 MONTHS. We expect to incur additional losses for at least the next 18 months because of increases in expenses relating to the expansion of BrainConnection.com, as well as substantial increases in other sales and marketing and research and development expenses. We cannot assure you that our cash resources after this offering will be sufficient to fund our negative cash flow and expected capital expenditures for this period.

     WE CANNOT GUARANTEE THAT WE WILL EVER GENERATE SUFFICIENT REVENUES TO ACHIEVE OR SUSTAIN PROFITABILITY. We cannot guarantee that we will ever generate sufficient revenues to achieve or sustain profitability or generate positive cash flow. As a result, we may need to obtain additional equity or debt financing in the future, which may not be available on acceptable terms, if at all.

     OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR CURRENT BUSINESS AND PROSPECTS. It is difficult for us to evaluate our current business and prospects because we have a limited operating history of approximately four years and limited experience penetrating necessary markets and selling our products. Additionally, we have limited experience developing opportunities related to BrainConnection.com. Companies with limited operating histories, including ours, encounter high risks and uncertainties, particularly in new and rapidly evolving markets such as technology-based educational products and services. These risks include, but are not limited to: (1) uncertain demand for technology-based learning products and our products and services in particular; (2) attracting and retaining key personnel and managing growth; (3) failure to select an appropriate growth strategy; (4) institutions or other barriers that hinder our ability to penetrate our target markets; and (5) competition. To address these risks, we must, among other things:
          - successfully gain market acceptance for our suite of software products, particularly in the public school market;
          - successfully introduce and gain market acceptance for related new products and services;
          - respond to competitive developments and execute our growth strategy;
          - attract, integrate, retain and motivate qualified personnel, particularly sales and marketing professionals; and
          -    address new or evolving technologies and standards.

     We cannot assure you that we will be successful in addressing the risks we face and our failure to address those risks will materially and adversely affect our business and financial condition.

     OUR BUSINESS WILL SUFFER IF CUSTOMERS DELAY OR FOREGO PURCHASES OF OUR PRODUCTS BECAUSE OF OUR PRODUCT ENHANCEMENTS OR NEW PRODUCTS OR BECAUSE OF COMPETITORS' SUPERIOR PRODUCTS. The demand for our existing products may be reduced or eliminated by our own enhancements or new products and any resulting loss of revenues from our existing products may not be adequately offset by the revenues generated from our enhancements or new products. Customers may also delay their purchases of our products in anticipation of the release of our product enhancements or new products. Finally, products introduced by our competitors may be superior to the products we offer and reduce the demand for our products. Our business will suffer if customers delay or forego purchases of our products because of our own enhancements or new products or because of our competitors' products.

     OUR REVENUES DEPEND ON GOVERNMENT FUNDING AVAILABLE TO PUBLIC SCHOOLS AND ANY SUBSTANTIAL DELAYS OR REDUCTIONS IN GOVERNMENT BUDGETS OR FUNDING FOR EDUCATIONAL SOFTWARE OR TECHNOLOGY WOULD HARM OUR BUSINESS. Our future revenues will depend, in part, on our ability to increase revenues from public schools. This, in turn, depends largely on federal, state and local government funding. Federal funding for educational technology is available primarily through legislation, including Title I of the Elementary and Secondary Education Act of 1965, the Individuals with Disabilities Education Act, Goals 2000, Technology Literacy Challenge Grants and the education rate discount authorized by the Telecommunications Act of 1996. Many states have enacted similar legislation. Substantial delays or reductions in government budgets or funding for educational software or technology would have a material adverse effect on our business and financial condition.

     WE ARE GROWING RAPIDLY AND MAY BE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH. We have recently experienced a period of significant expansion. We have grown from five employees at April 1, 1996 to 201 full-time and 12 part-time employees at December 31, 1999. Our historical growth has placed, and any further growth will place, a significant strain on our managerial, operational, financial and other resources. Our future success will depend, in part, upon whether our senior management can manage growth effectively. This will require us to implement additional management information systems and to develop additional operating, administrative, financial and accounting systems and controls. We will also have to maintain close coordination among our accounting, finance, marketing, sales, customer support and professional service organizations. If we are unsuccessful in managing growth, our business and financial condition will be materially and adversely affected.

     WE RELY ON OUR INTELLECTUAL PROPERTY RIGHTS AND MAY BE UNABLE TO PROTECT THESE RIGHTS. Our ability to compete effectively will depend in part on whether we are able to develop and maintain the proprietary aspects of our technology and to operate without infringing on the proprietary rights of others. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights in our products and technology. At December 31, 1999, we were the assignee or exclusive licensee under 6 issued U.S. patents, 11 allowed U. S. patent applications, and 31 other pending US applications. We cannot assure you that our pending patent applications will result in the issuance of any patents or that any issued patents will offer protection against competitors with similar technology. In addition, any patents issued to us or our licensors could be challenged, invalidated or circumvented in the future.

     It is possible we may become subject to patent infringement claims and litigation or interference proceedings conducted in the USPTO to determine the priority of inventions. Litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how that we own or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will result in substantial expense and significant diversion of effort by our technical and management personnel. An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties or require us to seek licenses from third parties which may not be available on commercially reasonable terms or at all.

     FAILURE TO MAINTAIN OUR EXCLUSIVE LICENSE WOULD MATERIALLY HARM OUR BUSINESS BY DELAYING OR PREVENTING NEW PRODUCT INTRODUCTIONS AND NECESSITATING PRODUCT RECALLS. We hold the exclusive license to develop commercial products based on technology owned by The Regents of the University of California and by Rutgers, the State

     University of New Jersey, which technology is the subject of a patent issued in September 1998, covering the basic speech and sound modification and adaptivity technology developed at those institutions, and several pending applications.

     Our primary products, Fast ForWord, Step 4word and 4wd, incorporate this licensed technology. In addition, the professional version of Away We Go! Bookshelf incorporates this licensed technology. To date, more than 85% of our revenues have come from selling programs using the licensed technology. While our seminars and other services, Reading Edge and the other Away We Go! products do not make use of this licensed technology, virtually all of our revenues from programs and services relate to the base products which do use the licensed technology and its loss would cause material harm to our business.

     In 1998, we had approximately $356,000 in royalty expense under the license, on program revenues subject to royalties of approximately $4.5 million. In 1999, we had approximately $612,000 in royalty expense, on program revenues of approximately $9.1 million, of which approximately $8.8 million was subject to royalties under the license. In 2000 and each year thereafter during the term of the license, the minimum royalty expense necessary to maintain the license will be $150,000. We expect royalties as a percentage of program revenues to decline over time as additional programs are sold and, as a consequence, the royalty rate under the license steps down. It may also decline to the extent that our product mix becomes less reliant on licensed technology, although we cannot predict our future product mix.

     If we lose or are unable to maintain the license agreement during the term of the underlying patents, it would materially harm our business. It could delay or prevent the introduction of new products and would likely require the recall of most of our products from the market. Even if we could identify and license or develop non-infringing equivalent technology, which is far from certain, the cost and delays from such a changeover in our base technology would cause material harm to our business.

     The Regents may terminate the license agreement if we fail to perform or violate its terms without curing the violation within 60 days of receiving written notice of the violation. For example, The Regents could terminate the agreement if we fail to perform any of the following obligations:
     -    make royalty and milestone payments;
     -    provide periodic progress reports;
     - bear the costs to prepare, file and prosecute U.S. and foreign patent applications;
     -    provide indemnification;
     -    insure our activities in connection with work under the agreement; and
     - maintain the confidentiality of information received from The Regents relating to the agreement.

     WE COULD LOSE REVENUES AS A RESULT OF SOFTWARE ERRORS OR DEFECTS. Software programs frequently contain errors or defects, especially when first introduced or when new versions are released. We could, in the future, lose revenues as a result of software errors or defects. We cannot assure you that errors will not be found in new products or releases, even though products are tested prior to release. Any errors could result in loss of revenue or delay in market introduction or acceptance, diversion of development resources, damage to our reputation or increased service and warranty costs.

     OUR REFUND POLICY COULD ADVERSELY AFFECT OUR REVENUES AND FINANCIAL CONDITION. We have adopted a refund policy under which we provide a refund if a child's performance on the purchased training program indicates, based on criteria we set forth in the policy, that the program is too difficult or too easy for the child or if technical problems prevent a child from running the program. If an institution such as a school purchases multiple licenses, the institution is entitled to enroll a new child in the program, rather than receive a refund. Also, we allow refunds and cancellations from time to time due to special circumstances such as inability to complete training due to illness. We cannot guarantee that these policies will not have a material adverse effect in the future on our business and financial condition.

     WE COULD BE SUBJECT TO PRODUCT AND PROFESSIONAL LIABILITY CLAIMS FROM THE SALE OF OUR PRODUCTS AND SERVICES. Because we market products to the public, we face an inherent business risk of financial exposure to product liability claims. In addition, to the extent we provide professional or similar services, we may also face a risk of exposure to professional liability claims. As a publisher of online content, we face potential liability for defamation, negligence, copyright, patent or trademark infringement, or other claims based on the nature and content of materials that we publish or distribute. We currently carry product and professional liability insurance that, in general, covers product and professional liability claims up to the policy limits. We cannot assure you that we will continue to have access to this insurance at a reasonable cost, if at all, or that the insurance will be adequate to satisfy any liability or litigation expenses. Any claim or claims against us, regardless of their merit or eventual outcome, could materially and adversely affect our business.

     THERE IS ACADEMIC DEBATE REGARDING THE SCIENTIFIC BASIS UNDERLYING OUR PRODUCTS WHICH COULD SIGNIFICANTLY AFFECT THE MARKET FOR OUR PROGRAMS AND SERVICES. Our training programs are based on particular theories of neuroscience, the study of how the brain functions, and theories of language acquisition. Our founders are actively involved in academic debate about their own and opposing scientific theories of neuroscience and language acquisition. As a result, the theories on which our suite of software products are based have been, and are likely to be, subject to public debate and challenges. Although we believe that our suite of software products are based primarily upon non-controversial scientific theories, some of the principles and methodologies underlying and associated with our products are opposed by some academicians and educators, any of whom could influence the market for our products and services. Consequently, academic publications and debate challenging the theories of neuroscience and language acquisition propounded by the founders and others could adversely affect the market for our products and services.

     OUR BUSINESS WILL SUFFER IF INTERNET USE FAILS TO DEVELOP WITHIN SCHOOLS AND AMONG SPEECH AND LANGUAGE PROFESSIONALS IN PRIVATE PRACTICE. One of the key features of our training programs is the periodic uploading and downloading of information to and from our proprietary database via the Internet. If the use of the Internet, particularly within schools and among speech and language professionals in private practice, fails to develop or develops more slowly than expected, our business will suffer.

     ANY DELAYS OR MALFUNCTIONS OF THE INTERNET ON WHICH WE RELY FOR THE EFFECTIVE FUNCTIONING OF OUR PRODUCTS AND WEB SITES COULD ADVERSELY AFFECT OUR BUSINESS. We depend on technology, particularly on the Internet, for the effective functioning of our training programs and for implementation of our BrainConnection.com strategy. One of the key features of our training programs is the periodic uploading and downloading of information to and from our proprietary database via the Internet. Additionally, our ability to establish BrainConnection.com as a reputable and reliable source for information and the revenues we expect to generate from e-commerce depend on the availability of the Internet. If commercially available browsers fail to provide access to the Internet due to unexpected user demand or other delays or malfunctions, access to our web sites could be harmed, our sites could lose credibility and e-commerce revenues, if any, could suffer.

     WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN THE EDUCATIONAL TECHNOLOGY MARKET. The educational technology market in which we operate is very competitive. We compete with other companies offering educational software products and reading and language skill building programs to schools and to speech and language professionals in private practice. Existing competitors may continue to broaden their product lines, and potential competitors, including large software developers and educational publishers, may enter or increase their focus on the school market. Moreover, we expect that we will face additional competition from new entrants into the market. Many competitors have substantially greater technical, marketing and distribution resources than we do. We cannot assure you that we will continue to be able to compete effectively in the educational technology market. We also compete with providers of traditional methods of remediation for language and reading problems, which typically require several years of one-on-one training for children with identified language and reading problems.

     IF WE FAIL TO RETAIN OUR KEY PERSONNEL OR ATTRACT AND RETAIN KEY EMPLOYEES, OUR BUSINESS WILL SUFFER. Our success depends to a significant extent upon the continued active participation of key members of our management, including Sheryle J. Bolton, our Chief Executive Officer, Frank M. Mattson, our Chief Operating Officer and Jane A. Freeman, our Chief Financial Officer, as well as others identified in the management section of this prospectus. While we do not believe that any of our employees are irreplaceable, we recognize that we are in an extremely competitive market for executives and the loss of one or more of these persons could have a material adverse effect on our business, financial condition and results of operations. We believe that our future success will depend upon our ability to continue to attract, motivate and retain highly skilled managerial, sales and marketing and product development personnel. Competition for such personnel is intense. Our failure in attracting or retaining the necessary personnel could materially and adversely affect our business.

     A DISASTER OR MALFUNCTION THAT DISABLES OUR COMPUTER SYSTEMS COULD HARM OUR WEB SITES AND DAMAGE THE CREDIBILITY OF BRAINCONNECTION.COM. Substantially all of our communications hardware and computer hardware operations are located in our facilities in Berkeley, California, where our web sites are hosted. Our operations depend on our ability to protect these systems against damage from fire, earthquakes, power loss, telecommunications failures, break-ins and similar events. Additionally, computer viruses, electronic break-ins or other similar disruptive problems could harm our web sites. A disaster or malfunction that disables our hosting services could cause an interruption in our ability to deliver up-to-date progress reports on individuals currently using our training programs and could also damage the credibility of our BrainConnection.com web site. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

     WE HAVE LIMITED EXPERIENCE GENERATING REVENUES FROM ELECTRONIC COMMERCE, AND WE MAY NOT BE ABLE TO DO SO IF WE ARE UNABLE TO SUCCESSFULLY ESTABLISH BRAINCONNECTION.COM, EXPAND THE PRODUCTS AND SERVICES AVAILABLE THROUGH BRAINCONNECTION.COM AND OVERCOME INTERNET SECURITY CONCERNS. A component of our BrainConnection.com strategy includes expansion of our e-commerce capabilities. We have very limited experience generating revenues from e-commerce. Additionally, the e-commerce market is new and rapidly evolving, and the extent of consumer acceptance is uncertain. The issues concerning the commercial use of the Internet that we expect to affect the development of our e-commerce distribution channel include security, reliability, cost of access, ease of access, ease of use, speed and quality of service. If we are unable to successfully establish BrainConnection.com, expand the products and services available through BrainConnection.com or overcome Internet security concerns, we may be unable to generate revenues from e-commerce. The need to securely transmit confidential information over the Internet has been a significant barrier to e-commerce and communications over the Internet. Any compromise of security could deter people from using the Internet and our web sites to conduct transactions that involve transmitting confidential information. We may need to expend significant resources to protect against security breaches or to address problems caused by such breaches. Even if we are able to overcome Internet security concerns, individuals may not buy our products, resulting in revenues from e-commerce that fall short of the cost of our e-commerce strategy. Many Internet companies engaged in e-commerce are losing money.

     WE ARE SUBJECT TO GOVERNMENT REGULATIONS THAT COULD IMPOSE ADDITIONAL COSTS ON THE CONDUCT OF OUR BUSINESS. Our business is potentially subject to or affected by a variety of federal, state and local laws and regulations. These include, without limitation, laws and regulations relating to:
     -    education;
     - licensing of speech and language professionals in private practice and delivery of speech and language testing and remediation services;
     - consumer protection and anti-fraud and related protections, including the regulation of referrals by professionals; and
     -    government funding.

     Compliance with these and other laws and regulations impose additional costs on the conduct of our business, and failure to comply with these laws and regulations, changes in these laws and regulations, or in their applicability to our business may impose additional costs.

     Although we believe our existing products are educational training tools not subject to regulation by the U.S. Food and Drug Administration, we cannot assure you that the U.S. Food and Drug Administration will not make a contrary determination in the future with respect to our existing products or other products we may develop for persons experiencing the effects of stroke, repetitive stress syndrome or other conditions. Our business could suffer in the event we became subject to such regulation.

     OUR BRAINCONNECTION.COM STRATEGY IS SUBJECT TO GOVERNMENT REGULATION OF THE INTERNET AND OTHER LEGAL UNCERTAINTIES WHICH COULD NEGATIVELY IMPACT OUR OPERATIONS. We are subject to the same federal, state and local laws as other businesses on the Internet. Today there are relatively few laws directed towards online services. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet. Changes in regulation of the Internet could affect our results of operations. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Many laws that do reference the Internet, such as the recently passed Digital Millennium Copyright Act, have not yet been interpreted by the courts and their applicability and reach are therefore uncertain.

     Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The United States Congress recently enacted Internet laws, including laws relating to children's privacy, the transmission of sexually explicit material, taxation of Internet-based enterprises and taxation of Internet access. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws. This occurrence may impose additional burdens on companies conducting business online by limiting how information can flow over the Internet and the type of information that can flow over the Internet. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business.

     OUR INTERNET ACTIVITIES MAY BECOME SUBJECT TO ADDITIONAL TAXES, WHICH COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS. Tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in e-commerce. Therefore, our products and services may become subject to additional sales and income taxes. If consumers of our products and services are required to pay additional sales or other taxes, they could reduce their purchases, which would negatively affect our results of operations. Because BrainConnection.com is available over the Internet in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation. We are qualified to do business in nineteen states in the United States, and qualifying in additional states could subject us to additional taxes. Additionally, failure by us to comply with foreign laws or to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify and could result in the inability to enforce contracts in such jurisdictions.

     OUR EXECUTIVE OFFICERS AND DIRECTORS AND THEIR AFFILIATES EFFECTIVELY CONTROL THE VOTING POWER OF OUR COMPANY. At February 29, 2000, our executive officers and directors and their respective affiliates beneficially owned approximately 65% of the outstanding common stock. As a result, these stockholders, by acting in concert, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also delay, prevent or deter a change in control of our company. In addition, for so long as Warburg Pincus Ventures LP continues to hold specified percentages of the Company's stock, we are required to nominate up to two individuals affiliated with Warburg, Pincus for election to the Board of Directors. Warburg Pincus has also agreed with LF SL Holding LLC that so long as LF SL continues to hold at least 50% of the shares it originally purchased, Warburg Pincus will vote to elect a person nominated by LF SL to the Board.

     THE MARKET PRICE OF OUR STOCK MAY BE HIGHLY VOLATILE. The market price of our common stock has been highly volatile since our July 1999 initial public offering and could continue to be subject to wide fluctuations for the following reasons, among others:
     - the fluctuation of our quarterly results for reasons including the seasonal demand for our products and our long sales cycle;
     - the release of (or the failure to release) product enhancements or new products;
     - the timing of our competitors' product releases or variations in their quarterly financial results;
     - conditions in the economy in general or in our industry in particular, including conditions that affect the resources available to schools, speech and language professionals, and private parties to purchase our products;
     - publicity regarding our products or those of our competitors, including publicity relating to new scientific studies about how the brain functions;
     - general economic conditions that influence stockholder interest in stocks of companies with Internet or technology applications;
     - changes in applicable laws and regulations affecting us or the educational technology industry; and
     - changes by financial research analysts in their estimates of our future earnings.

     WE MAY BE SUBJECT TO LITIGATION IF OUR STOCK PRICE IS VOLATILE. Broad market fluctuations or a downturn in our competitive prospects may adversely affect the market price of our common stock and result in class action litigation. This litigation could result in substantial costs and would, at a minimum, divert our management's attention and resources, which could materially and adversely affect our business. Any adverse determination in this litigation could also subject us to significant liabilities.

     OUR CHARTER PROVISIONS COULD HAVE THE EFFECT OF DELAYING OR PREVENTING CORPORATE TAKEOVERS. Our certificate of incorporation authorizes our board of directors to issue up to 1,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The authority to issue this preferred stock could enable our board of directors to deter acquisitions of our company. Additionally, our certificate of incorporation and bylaws also contain the following features which could have the effect of delaying or preventing corporate takeovers:

     - a board of directors classified into three classes, which makes it more difficult to acquire immediate control of our board of directors because only one third of the directors are elected each year;
     - requiring stockholder actions to occur only at duly called meetings of the stockholders, thereby reducing the ability of the stockholders to act contrary to the interests of the board of directors;
     - disallowing cumulative voting in the election of directors, which means that the majority owner(s) of our voting common stock controls the election of all directors; and
     - requiring advance notice from stockholders for director nominations or other stockholder proposals.

     YOU SHOULD NOT RELY ON FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT. This Report on Form 10K contains forward-looking statements. In some cases you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. The outcome of the events described in these forward-looking statements is subject to known and unknown risks and you should not rely on these forward-looking statements. These risks include, among other things, those identified in this "Risk Factors" section. Our actual results could differ materially from those discussed in the forward-looking statements contained in this Report. We also undertake no obligation to publicly update any forward-looking statement and the forward-looking events discussed in this Report on Form 10K could change or might not occur. This section, the remainder of this Item 1 and Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") contain a discussion of some of the factors that could contribute to those differences.


     ITEM 2.     PROPERTIES

     We lease a 34,257 square-foot facility in Berkeley, California under a five-year lease that expires in September 2002. We believe our facilities are adequate for our current operations but expect to need additional space within the next 12 months.


     ITEM 3.      LEGAL PROCEEDINGS

     None


     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

EXECUTIVE OFFICERS

The following table sets forth various information concerning our executive officers:

             NAME               AGE                             POSITION
-------------------------      -----       -----------------------------------------------------
Sheryle J. Bolton                53        President, Chief  Executive Officer and Member of the
                                           Board of Directors

Dr. Michael M. Merzenich         57        Chief Scientific Officer and Member of the Board of
                                           Directors

Dr. Paula A. Tallal              52        Executive Vice President and Chairman of the Board of
                                           Directors

Frank M. Mattson                 45        Chief Operating Officer, Executive Vice President and
                                           Assistant Secretary

Jane A. Freeman                  46        Chief Financial Officer

Linda L. Carloni                 46        General Counsel and Secretary

Diane H. Church                  53        Vice President, Sales

Bernard G. Fraenkel              41        Vice President, Engineering

Dr. William M. Jenkins           49        Vice President, Product Development

Dr. Steven L. Miller             36        Vice President, Research

James A. Mills                   44        Vice President, Marketing

         SHERYLE J. BOLTON has served as our Chief Executive Officer and as a director since November 1996 and as our President since June 1997. From January 1994 to July 1995, Ms. Bolton served as President and Chief Operating Officer of Physicians' Online, Inc., a physicians' online service provider. From June 1993 to December 1994 and from July 1995 to October 1996, Ms. Bolton consulted for a number of international companies, including many in the Internet, healthcare and technology sectors, specifically in the areas of strategy, operations and finance. Ms. Bolton's experience also includes senior management positions at Rockefeller & Co., Inc., a global investment management firm, and Merrill Lynch Capital Markets, Investment Banking Division. Earlier in her career, she was a teacher of English as a second language in Africa and a language arts teacher in public schools in the State of Georgia. Ms. Bolton is a director or trustee of several mutual funds of Scudder Kemper Investments, Inc. and is a director of HealthCentral.com, an Internet consumer healthcare information company. Ms. Bolton holds a B.A. in English and an M.A. in Linguistics from the University of Georgia, and an M.B.A. from Harvard Business School.

         DR. MICHAEL M. MERZENICH is one of our founders. He has served as our Chief Scientific Officer since November 1996 and as a director since inception. From January 1996 to November 1996, Dr. Merzenich served as the Chief Executive Officer and President of the Company. During 1997, Dr. Merzenich worked full-time with us during a sabbatical from his faculty position at UCSF. In January 1998, Dr. Merzenich returned to his faculty position at UCSF, but continues to direct our research and development activities under a consulting agreement. Since 1971, Dr. Merzenich has been a member of the faculty, and since 1980 a full professor, in Neuroscience, Physiology, Biomedical Engineering and Otolaryngology at UCSF. He is currently the Francis A. Sooy Professor of Otolaryngology at UCSF. Dr. Merzenich has more than 25 years of experience in managing large, multidisciplinary brain science/behavior/engineering research projects that have led to commercial products and numerous publications and awards. In May 1999, Dr. Merzenich was elected a member of the National Academy of Sciences for distinguished and continuing achievements in original research. Dr. Merzenich holds a B.S. in General Science from the University of Portland and a Ph.D. in Physiology from The Johns Hopkins University, with additional training from the University of Wisconsin.

         DR. PAULA A. TALLAL is one of our founders. She has served as our Executive Vice President and Chairman of the board of directors since January 1996 and as a director since our inception. During 1997, Dr. Tallal worked full-time with us during a sabbatical from her faculty position at Rutgers. In January 1998, Dr. Tallal returned to her faculty position at Rutgers, but continues to consult with us pursuant to a consulting agreement. Since 1988, Dr. Tallal has served as co-director of the Center for Molecular and Behavioral Neuroscience at Rutgers. Dr. Tallal is an active participant in many scientific advisory boards and governmental committees for both developmental language disorders and learning disabilities. Dr. Tallal has over 20 years experience managing multi-site, multi-disciplinary federally funded contracts and grants that have resulted in over 150 publications, as well as national and international honors. Dr. Tallal holds a B.A. in Art History from New York University and a Ph.D. in Experimental Psychology from Cambridge University with additional training from The Johns Hopkins University.

         FRANK M. MATTSON became our Chief Operating Officer and Executive Vice President in January 2000 and Executive Vice President in March 2000. He served as our Chief Financial Officer from January 1997 to January 2000. Mr. Mattson served as our Secretary from June 1997 through March 2000. From August 1994 to January 1997, Mr. Mattson served as Vice President of Finance and Operations, Executive Vice President, Chief Financial Officer and as a director of MNI Interactive, Inc., a startup entertainment marketing company. From June 1992 to August 1994, Mr. Mattson was Vice President of Distribution and Strategic Planning for Ingram Entertainment, Inc. ("Ingram"), a unit of the Ingram Distribution Group, one of the world's largest distribution companies. At Ingram, Mr. Mattson directed the post-merger integration of Ingram and Commtron Corporation ("Commtron"), the largest distributor in the home video industry until its acquisition by Ingram in 1992. From 1986 to 1992, Mr. Mattson served in a variety of management positions at Commtron, a publicly traded company, most recently as Vice President of Operations and as a director of the company. Mr. Mattson holds a B.S. in Business from Miami University (Ohio) and an M.A. in Economics from the University of Wisconsin in Milwaukee. Mr. Mattson has also served on the faculty of Drake University.

         JANE A. FREEMAN joined us as Vice President, Finance and Business Development and Treasurer in August 1999 and was named Chief Financial Officer in January 2000. From April 1988 through December 1998, she was employed by Rockefeller & Co., a global investment firm. Among her investment responsibilities at Rockefeller & Co. were the leadership of the global asset allocation process and the management of the U.S. Small Capitalization equity product. She also served on the Management Committee of the firm. From January 1978 to March 1988, Ms. Freeman was employed by Scudder, Stevens and Clark as an analyst and Manager of the Scudder Development Fund. She is a director of four mutual funds managed by Harding Loevner, LLP. Ms. Freeman holds a B.A. in Mathematics and Chemistry and an M.B.A. (with distinction) from Cornell University and a License in Applied Economics from the University of Louvain in Belgium.

         LINDA L. CARLONI joined the Company as General Counsel in October 1999 and become our Secretary in March 2000. From April 1996 to September 1999, Ms. Carloni was a founder and Vice President of Alere Medical Incorporated, a healthcare services start-up. From May 1994 to April 1996, Ms. Carloni served as a senior licensing officer for the University of California Office of Technology Transfer. From April 1992 to April 1994, Ms. Carloni was a partner at the law firm of Cooley Godward LLP. Earlier in her career, Ms. Carloni was the general counsel of Nellcor Incorporated, a medical device company, and an associate and a partner at Cooley Godward. She received her bachelor's degree in political science from Case Western Reserve University and her law degree from Boalt Hall School of Law at the University of California, Berkeley.

         DIANE H. CHURCH has served as our Vice President, Sales since June 1999, having previously served as Vice President, Private Channel Sales since August 1997. From February 1997 to August 1997, Ms. Church was Georgia Account Team Manager with Compuware Corporation, an information systems software and services company. Ms. Church was Mid-Atlantic Regional Director and Regional Director for Telecommunications Accounts at Candle Corporation from April 1994 to September 1995 and at Legent Corporation Regional Director for Mid-Atlantic and then South-Eastern Regional Director from April 1990 to April 1994, both of which are information systems software and services companies. Prior to that time, Ms. Church held senior management positions with Wang Laboratories, a computer and office equipment company. Ms. Church also worked as an educator in public schools in the State of Georgia. Ms. Church holds a B.A. in English and Education from Georgia Southwestern College and an M.B.A. from Emory University.

         BERNARD G. FRAENKEL has served as our Vice President, Engineering since April 1999. From August 1996 until April 1999, Mr. Fraenkel served as Vice President of Engineering at One Touch Systems, a joint venture of Hughes Network Systems and Apollo Group, Inc., which is a leading provider of interactive distance learning systems. From January 1996 until July 1996, he was a founder of Pixel Engines, a developer of DVD authoring systems. From December 1993 until December 1995, Mr. Fraenkel was Director of Research and Development with Sigma Designs, a provider of MPEG products and integrated circuits for personal computers. He previously served as Director of Engineering with Teknekron Communications Systems, where he led an engineering team on consulting projects in the areas of data and wireless communications, multimedia and VLSI design. Mr. Fraenkel holds Graduate Engineer degrees from Ecole Polytechnique and Ecole National Superieure des University Paris IX and an M.S. in Electrical Engineering and Computer Science from the University of California at Berkeley.

         DR. WILLIAM M. JENKINS is a founder and has served as our Vice President, Product Development since June 1997. From March 1996 to June 1997, Dr. Jenkins was our Vice President, Research and Development. Since 1990, Dr. Jenkins has also served as an Adjunct Associate Professor at UCSF. Dr. Jenkins has served on the editorial board in the Systems Plasticity section of Restorative Neurology and Neuroscience. Dr. Jenkins is the principal developer of our current training programs. Dr. Jenkins holds a B.S. in Psychology, an M.A. in Psychobiology and a Ph.D. in Psychobiology from Florida State University, with additional post-doctoral training from UCSF.

         DR. STEVEN L. MILLER is a founder and has served as our Vice President, Outcomes Research or Vice President, Research since June 1997. From May 1996 to June 1997, Dr. Miller was our Vice President, Professional Relations and Outcomes. From September 1991 to May 1996, he held research appointments at the Center for Molecular and Behavioral Neuroscience at Rutgers. Dr. Miller has extensive experience in organizing clinical research studies and conducting longitudinal studies of children and adults who have language and reading problems. Dr. Miller holds a B.A. in Psychology from Bloomsburg University of Pennsylvania, an M.A. in Neuroscience from the University of Hartford and a Ph.D. in Psychology from the University of North Carolina at Greensboro. He received additional training in Clinical Neuropsychology at the Bowman Gray School of Medicine at Wake Forest University.

         JAMES A. MILLS has served as our Vice President, Marketing, since April 1999, having previously served as Director of Marketing since August 1998. He joined our company in July 1997, as Director, Business Development. Prior to joining our company, Mr. Mills was a consultant advising California-based clients on financial and operational issues. From 1986 to 1996, Mr. Mills was with Citibank, holding positions with various sales and marketing responsibilities, most recently as a Vice President responsible for domestic and overseas-based clients. Mr. Mills previously worked in cable television marketing, promotion and public affairs for Viacom International, Inc., as well as for a cable programming start-up venture and a national cable marketing trade association. Mr. Mills holds a B.S. from Stanford University and an M.B.A. from Harvard Business School.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHARE-
                               STOCKHOLDER MATTERS

(a) Our common stock is traded on the Nasdaq National Market under the symbol "SCIL." The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market. Trading of our common stock started on July 22, 1999. Prior to that, there was no public market for our common stock.

         1999                                              High       Low
         ----                                              ----       ---
         Third quarter (from July 22, 1999)                $19 5/8    $16
         Fourth quarter                                    $39 7/8    $16

         2000
         ----

         First quarter (through March 3, 2000)             $36 1/4    $23 1/8

     We have never declared or paid cash dividends on our Common Stock, and we do not anticipate paying any cash dividends in the foreseeable future. As of February 29, 2000, the approximate number of stockholders of record of the Company's Common Stock was 200.

(b) The use of net proceeds of $33.1 million from our July 1999 initial public offering does not represent a material change in the use of proceeds as described in our prospectus dated July 21, 1999, comprising part of our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission, SEC File No. 333-77133.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                         DECEMBER 31,
                                                 1999               1998               1997               1996
                                             -----------------------------------------------------------------
                                                          (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Programs                                  $  9,110           $  4,462           $  2,249     $            -
   Services                                     1,142                704                713                  -
                                             --------           --------           --------           --------
Total revenues                                 10,252              5,166              2,962                  -

Cost of revenues:
   Programs                                     1,451                784                481                  -
   Services                                     1,237                614                468                  -
                                             --------           --------           --------           --------

Total cost of revenues                          2,688              1,398                949                  -
                                             --------           --------           --------           --------

Gross profit                                    7,564              3,768              2,013                  -

Operating expenses:
   Sales and marketing                         12,930              6,057              2,646                164
   Research and development                     4,158              2,880              1,965              1,514
   General and administrative                   5,439              4,759              2,537                933
                                             --------           --------           --------           --------

Total operating expenses                       22,527             13,686              7,148              2,611

Operating loss                               $(14,963)          $ (9,918)          $ (5,135)          $ (2,611)
Interest income (expense), net                    892               (832)               162                 70
Other income (expense), net                       (16)                 2                (85)               -
                                             --------           --------           --------           --------
Net loss                                     $(14,087)          $(10,748)          $ (5,058)          $ (2,497)
                                             --------           --------           --------           --------
                                             --------           --------           --------           --------

                                                                               DECEMBER 31,
                                                       1999               1998               1997               1996
                                                       -------------------------------------------------------------
                                                               (In thousands, except per share data)
Basic and diluted net loss per share               $  (2.24)          $  (3.87)          $  (1.90)          $  (1.02)
                                                   --------           --------           --------           --------
                                                   --------           --------           --------           --------
Shares used in computing basic and
    diluted net loss per share                        6,279              2,777              2,657              2,453
                                                   --------           --------           --------           --------
                                                   --------           --------           --------           --------

BALANCE SHEET DATA:
Cash and cash equivalents                          $ 15,662           $  6,362           $  2,699           $  3,822
Investments in government securities                 13,903                -                  -                  -
Working capital                                      27,946              3,543              1,569              3,562
Total assets                                         36,324              9,121              4,456              4,306
Long-term debt, including current portion               -                  417                330                 35
Redeemable convertible preferred stock                  -               18,940              8,002              4,002
Stockholders' equity (deficit) (1)                   29,740           (14, 082)            (5,064)               (85)

(1)  We have paid no cash dividends since our inception

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

THE STATEMENTS CONTAINED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS THAT ARE NOT HISTORICAL IN NATURE ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH ARE INDICATED.

OVERVIEW

         We develop, market and sell proprietary training software and other educational products and services. Our programs, products and services are based on research on how the brain works and are designed to increase human learning and performance. Language and reading skills are the foundation for all learning, and we have developed products to help children, adolescents and adults learn how to read or become better readers. Our language and reading programs, Fast ForWord, Step 4word and 4wd, are intensive, computer-based training programs that focus on improving critical language and reading skills. These training programs are based on scientific research and have been extensively field-tested. In 1999, we began selling Reading Edge, a language and reading assessment product, the Away We Go! family of software and storybooks, and CrossTrain professional development software. We also offer professional development seminars in which educators, speech and language professionals and other professionals can learn about recent developments in brain research and the practical application of our programs as well as earn continuing education credit. Our products are delivered through a variety of distribution channels, including sales to public schlools, referrals from speech and language professionals in private practice and direct-to-consumer channels including through our web sites. In 1999, sales to public schools represented approximately one-third of total 1999 revenues compared to public school sales in 1998, which represented less than 15% of total 1998 revenues.

         In 1999, we launched BrainConnection.com, which provides easily accessible information on brain research and its application to learning and everyday life. It reaches its audience both through its web site and BrainConnection.com conferences. We are also developing an e-commerce business through the BrainConnection.com site.

         We commenced operations in February 1996, and, until April 1997, we devoted substantially all of our efforts to developing the Fast ForWord program, performing a field trial, recruiting and training personnel, establishing relationships with and training educators and speech and language professionals, and raising capital. Since the commercial launch of Fast ForWord in April 1997, we have also devoted efforts to sales and marketing activities. We have an accumulated deficit of $32.4 million from inception through December 31, 1999. We expect to incur additional losses for at least the next 18 months, due primarily to substantial increases in sales and marketing costs related to the expansion of BrainConnection.com, increased personnel-related costs and expenditures for travel, advertising, promotion, new product launches and other activities, and increases in research and development expenses due to continued increases in product development costs. We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial.

REVENUES. We derive revenues from program and product sales and service fees. Program revenues are derived from the sale of training programs including Fast ForWord, Step 4word and 4wd, which generally list for $850 per child and are typically discounted for volume sales and in connection with the bundling of other products or services. Customers license the right to use our program software during the program period and do not acquire or otherwise gain unlimited rights to use the software. The total value of products and services invoiced during a particular period is recorded as deferred revenues until recognized.
Revenues on sales of our training programs are recognized over the period of use.

         In late 1999, we began selling our programs to schools on a site license basis. These licenses offer unlimited use of specified programs to students enrolled at the defined site for a specified period, typically 12 months. We recognize revenues from the training programs included in the site license ratably over the life of the related site license. Revenues from site licenses were minimal in 1999.

         We only recently began offering our programs through our direct-to-consumer channel and revenues to date have been minimal. Cancellations and refunds are allowed in limited circumstances, and these amounts have not been significant. Our policy is to grant refunds if the child's performance on the purchased training program indicates, based on criteria we set forth in the policy, that the program is too difficult or too easy for the child or if technical problems prevent the child from running the program. If an institution such as a school purchases multiple programs, the institution is entitled to enroll a new child in the program, rather than receive a refund. Also, we allow refunds and cancellations from time to time due to special circumstances such as inability to complete training due to illness. Provisions are made for cancellations and refunds as revenue is recorded.

         Revenues from Reading Edge, Away We Go! and CrossTrain software products are recognized when the product is shipped, collectibility is probable and the fees are fixed or determinable. Service revenues are derived from training seminars for learning facilitators, from software installation at large sites such as schools and from services provided to consumers who buy directly from us. Revenues from other services have not been significant.

         Our revenues have been derived almost exclusively from the sale of language and reading training programs and related seminars and services. While we are developing additional products based upon our proprietary technology and neuroscience expertise, there can be no assurance that we will be successful in doing so. In addition, to date, the substantial majority of our sales of our training programs have been through public schools and speech and language professionals, with the majority of the public school revenues recorded in the last year. Furthermore, due to the inherent complexity of selling to schools and school districts, we expect that our sales cycle could be significantly longer than that experienced historically as we increasingly focus on sales to this market. As a result, we may have limited visibility on our future revenues, and such revenues may fluctuate substantially.

COST OF REVENUES. Cost of revenues consists of program and product costs and service costs. Program and product costs consist of costs associated with program and product sales, including royalties, manufacturing, packaging, documentation, fulfillment, amortization of capitalized software costs, Internet hosting and technical support costs. Service costs consist primarily of the costs of providing training seminars and installations and services to consumers who buy directly from us, including personnel, materials, facilities and travel. These costs of revenues are generally recognized as incurred. We generally recognize significantly higher gross margins on our program revenues than on our service revenues.

OPERATING EXPENSE. Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. Sales and marketing expenses principally consist of salaries and compensation paid to employees engaged in sales and marketing activities, advertising and promotional materials, public relations costs and travel. Research and development expenses principally consist of salaries and compensation paid to employees and consultants engaged in research and product development activities, product testing, and software and equipment costs. We expense all software development costs associated with a product until technological feasibility is established, after which time all these associated costs are capitalized until the product is available for commercial release and are amortized over the estimated lives of the related products. Technological feasibility is deemed established upon completion of a working version. Only a small portion of our research and development costs have been capitalized to date. General and administrative expenses principally consist of salaries and compensation paid to employees and consultants other than those engaged in research and development and sales and marketing activities, facilities and related depreciation, in-house and outside legal and accounting fees and related costs, and travel.

         We recorded deferred compensation of $2.1 million during the two years ended December 31, 1998 and $278,000 during the year ended December 31, 1999, representing the difference between the exercise price and the deemed fair value of certain stock options granted to employees. These amounts are being amortized by charges to operations over the vesting periods of the individual stock options. This amortization amounted to $1.0 million for the year ended December 31, 1998 and $776,000 for the year ended December 31, 1999. The remaining aggregate deferred compensation of $566,000 will be amortized over the remainder of the vesting periods of the options (generally five years).

 RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, various financial data expressed as a percentage of revenues (unless otherwise noted) for the years ended December 31, 1999, 1998 and 1997.

                                                                           YEARS ENDED DECEMBER 31,
                                                                       1999         1998           1997
                                                                       --------------------------------
Revenues
   Programs and products                                               88.9%        86.4%          75.9%
   Services                                                            11.1         13.6           24.1
                                                                       ----         ----           ----
Total revenues                                                        100.0%       100.0%         100.0%

Cost of revenues
   Programs and products(1)                                            15.9%        17.6%          21.4%
   Services(2)                                                        108.3          87.2           65.6
                                                                      -----        ------           ----
Total cost of revenues                                                 26.2%        27.1%          32.0%

Gross margin                                                           73.8%        72.9%          68.0%

-------------------------------------
(1) Program and product costs are expressed as a percentage of program and product revenues.
(2) Service costs are expressed as a percentage of service revenues.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUES

         Total revenues increased by $5.1 million, or 98.5%, to $10.3 million in 1999 compared to the prior year. Program revenues increased by $4.6 million, or 104.2%, to $9.1 million in 1999 compared to 1998 due to new product introductions and increased sales to both public schools and private professionals. Service revenues increased by $438,000, or 62.2%, to $1.1 million in 1999 compared to 1998 due to an increased number of professional development seminars for both public schools and speech and language professionals in private practice and software installations in schools.

COST OF REVENUES

         Total cost of revenues increased by $1.3 million, or 92.3%, to $2.7 million in 1999 compared to 1998. As a percentage of revenues, cost of revenues decreased to 26.2% from 27.1%. Cost of program and product revenues decreased to 15.9% from 17.6% in 1999 compared to the prior year due to lower royalties and because technical support and Internet hosting costs declined as a percentage of revenues, reflecting growth in program volume. Cost of services revenues increased to 108.3% from 87.2% in the current period compared to 1998 due to administrator training and installation of our training programs in public schools. To encourage schools to adopt our training programs, we have offered discounts on administrator training and installation services.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses increased $6.9 million, or 113.5%, to $12.9 million in 1999 compared to 1998. This increase was primarily attributable to increased personnel, marketing and travel costs. We increased our quota bearing sales force from 11 to 33 during the year. We expect further increases in sales and marketing expenses in the future as we increase marketing efforts for current and future products.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses increased $1.3 million, or 44.4%, to $4.2 million in the current year compared to 1998. We expect to increase research and development expenditures in the future as we continue to refine current products and develop additional products based upon our proprietary technology and our neuroscience expertise.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased $690,000, or 14.5%, to $5.4 million in 1999 compared to 1998. This increase was primarily attributable to increased personnel, consulting, legal and travel costs.

PROVISION FOR INCOME TAXES

         We recorded no provision for income taxes in the years ended December 31, 1999 and 1998 as we incurred losses during such periods. At December 31, 1999, we had net operating loss carryforwards for federal income tax purposes of approximately $28.0 million. The net operating loss carryforwards will expire in years 2011 through 2019. Utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986. Previous or contemplated equity transactions may result in such an ownership change. The annual limitation may result in the expiration of net operating losses before becoming available to reduce future tax liabilities. At December 31, 1999, we had approximately $11.7 million of deferred tax assets, comprised primarily of net operating loss carryforwards. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

REVENUES

         Revenues increased to $5.2 million in 1998 from $3.0 million in 1997, an increase of 74.4%. Program and product revenues increased to $4.5 million from $2.2 million, an increase of 98.4%, due to increased program activations in speech and language professional and public school markets. Services revenues were $704,000, a slight decrease from $713,000 in the prior year, reflecting a planned decline in professional development seminars for speech and language professionals in private practice, offset partially by growth in public school services revenues.

COST OF REVENUES

         Cost of revenues increased to $1.4 million in 1998 from $949,000 in 1997, an increase of 47.3%. As a percentage of revenues, cost of revenues declined to 27.1% from 32.0%, due to growth in program and product revenues as a percentage of total revenues. Cost of program and product revenues, as a percentage of revenues, declined to 17.6% from 21.4%, due to a decline in costs of materials, technical support and Internet hosting as a percentage of revenues reflecting growth in program volume. Cost of services revenues, as a percentage of revenues, grew to 87.2% from 65.6% in 1997, due to introductory pricing of professional development and installation services offered to schools.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses increased to $6.1 million in 1998 from $2.6 million in 1997, an increase of 128.9%. This increase was primarily attributable to personnel, advertising and promotion, travel and public relations costs.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses increased to $2.9 million in 1998 from $2.0 million in 1997, an increase of 46.6%. This increase was primarily attributable to increased personnel and to a lesser extent to consulting, software and equipment-related costs.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased to $4.7 million in 1998 from $2.5 million in 1997, an increase of 87.2%. This increase was primarily attributable to fees and expenses related to a proposed initial public offering withdrawn in 1998, personnel, facilities, legal and travel costs.

INTEREST INCOME (EXPENSE)

         Interest expense, net of interest income, was $832,000 in 1998 compared to interest income net of interest expense of $162,000 in 1997. Interest expense in 1998 resulted principally from charges of $780,000 which represented the fair value of warrants to acquire preferred and common stock issued to a significant preferred stockholder in connection with a loan from the stockholder and a bank loan guarantee provided by the stockholder.

PROVISION FOR INCOME TAXES

We recorded no provision for income taxes in 1998 or 1997 as we incurred losses in both periods.

LIQUIDITY AND CAPITAL RESOURCES

         From inception through December 31, 1999, we used approximately $25.9 million of cash for operating activities, resulting primarily from net losses of $32.4 million and increases in accounts receivable of $3.5 million, partially offset by increases in accounts payable and accrued liabilities of $2.2 million, deferred revenue of $4.2 million, depreciation and amortization charges of $2.5 million and amortization of deferred compensation of $1.8 million.

         During this same period, we used $17.6 million for investing activities, consisting principally of the acquisition of government securities, computer equipment, furniture and fixtures. These cash needs were primarily financed through the sale of $15.8 million of convertible preferred stock in December 1998 and January 1999, and the net proceeds of $33.2 million from our initial public offering of common stock in July 1999. As of December 31, 1999, we had cash and cash equivalents of $15.7 million. We also had $13.9 million in U.S. Government securities. We believe that our cash and cash equivalents, together with our investments in government securities, will be sufficient to finance our presently anticipated operating losses, planned capital expenditure requirements and internal growth for at least the next 18 months. However, we cannot be certain that our cash resources will be sufficient to fund negative cash flow and expected capital expenditures beyond that period. We therefore may need to obtain additional equity or debt financing in the future. We may not be able to obtain the additional financing to satisfy our cash requirements on acceptable terms or at all. To date the Company has paid no dividends. We have no plans to initiate dividends in the next 18 months.

         We currently have no significant long-term obligations, which extend beyond 18 months except in connection with the lease of our corporate office facility, which requires minimum lease payments of approximately $80,000 per month through August 2002. See Note 7 of Notes to Financial Statements. During the next 18 months, we may need to expand our corporate office facilities, which would require us to commit to additional lease obligations.


ITEM 7A.     QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at December 31, 1999 would not cause the fair value of our cash and cash equivalents to change by a material amount. Declines in interest rates over time will, however, reduce our interest income.

YEAR 2000

         Many computer programs have been written using two digits rather than four to define the applicable year. In 2000, computer programs could pose problems by not properly recognizing a year that begins with "20" instead of "19". To date, we have not experienced any major system failures or miscalculations that disrupted our business. We do not anticipate any future significant problems or expense relating to Year 2000, or Y2K, compliance of our computer systems. Additionally, we have not experienced any problems with respect to Y2K compliance of our suppliers, service providers, contractors and key business partners. To the extent that these suppliers, providers, contractors, and partners have any problems with Y2K compliance of their computer systems in the future and are unable to provide us with components, materials or services that are necessary for our service and product offerings, we intend to change to those that have demonstrated Y2K compliance. We cannot assure you that we will be successful in finding such alternative suppliers, providers, contractors and partners, and failure to do so could harm our business.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Scientific Learning Corporation

We have audited the accompanying balance sheets of Scientific Learning Corporation (the "Company") as of December 31, 1999 and 1998, and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scientific Learning Corporation at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Walnut Creek, California
January 31, 2000

                         Scientific Learning Corporation

                                 Balance Sheets
               (In thousands, except share and per share amounts)


                                                                                               DECEMBER 31,
                                                                                          1999             1998
                                                                                     --------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                           $    15,662       $    6,362
   Investments in government securities                                                     13,903                -
   Accounts receivable, net of allowance for doubtful accounts of $271 and $33
   at December 31, 1999 and 1998, respectively                                               3,472              799
   Prepaid expenses and other current assets                                                 1,282              307
                                                                                     --------------------------------
Total current assets                                                                        34,319            7,468

Restricted cash deposit                                                                          -              280
Property and equipment, net                                                                  1,913            1,278
Other assets                                                                                    92               95
                                                                                     --------------------------------
Total assets                                                                           $    36,324       $    9,121
                                                                                     --------------------------------
                                                                                     --------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                                    $       802       $      731
   Accrued liabilities                                                                       1,366            1,249
   Deferred revenue                                                                          4,205            1,649
   Current portion of borrowings under bank line of credit                                       -              278
   Current portion of capital lease obligations                                                  -               18
                                                                                     --------------------------------
Total current liabilities                                                                    6,373            3,925

Borrowings under bank line of credit                                                             -              121
Other liabilities                                                                              211              217
                                                                                     ---------------- ----------------
Total liabilities                                                                            6,584            4,263

Commitments

Redeemable convertible preferred stock, $0.001 par value, issuable in series:
   Authorized shares- none in 1999 and 5,364,445 in 1998
   Issued and outstanding shares-none in 1999 and 3,730,156 in 1998                              -           18,940

Stockholders' equity (deficit):
   Convertible preferred stock, $0.001 par value:
     Authorized shares-1,000,000 in 1999 and 1,533,333 in 1998
     Issued and outstanding shares-none in 1999 and 946,435 in 1998                              -            2,355
   Common stock, $0.001 par value:
     Authorized shares-40,000,000 in 1999 and 24,897,779 in 1998
     Issued and outstanding shares-10,507,185 in 1999 and 2,795,781 in 1998                 62,696            2,930
   Deferred compensation                                                                      (566)          (1,064)
   Accumulated deficit                                                                     (32,390)         (18,303)
                                                                                     --------------------------------
Total stockholders' equity (deficit)                                                        29,740          (14,082)
                                                                                     --------------------------------
Total liabilities and stockholders' equity (deficit)                                   $    36,324       $    9,121
                                                                                     --------------------------------
                                                                                     --------------------------------

SEE ACCOMPANYING NOTES.

                         Scientific Learning Corporation

                            Statements of Operations
                    (In thousands, except per share amounts)

                                                                               YEARS ENDED DECEMBER 31,
                                                                        1999             1998              1997
                                                                  ---------------------------------------------------
Revenues:
   Programs and products                                            $     9,110       $     4,462      $     2,249
   Services                                                               1,142               704              713
                                                                  ---------------------------------------------------
Total revenues                                                           10,252             5,166            2,962

Cost of revenues:
   Programs and products                                                  1,451               784              481
   Services                                                               1,237               614              468
                                                                  ---------------------------------------------------
Total cost of revenues                                                    2,688             1,398              949
                                                                  ---------------------------------------------------
Gross profit                                                              7,564             3,768            2,013

Operating expenses:
   Sales and marketing                                                   12,930             6,057            2,646
   Research and development                                               4,158             2,880            1,965
   General and administrative                                             5,439             4,749            2,537
                                                                  ---------------------------------------------------
Total operating expenses                                                 22,527            13,686            7,148
                                                                  ---------------------------------------------------
Operating loss                                                          (14,963)           (9,918)          (5,135)
Interest income (expense), net                                              892              (832)             162
Other income (expense), net                                                 (16)                2              (85)
                                                                  ---------------------------------------------------
Net loss                                                            $   (14,087)      $   (10,748)     $    (5,058)
                                                                  ---------------------------------------------------
                                                                  ---------------------------------------------------

Basic and diluted net loss per share                                $     (2.24)      $     (3.87)     $     (1.90)
                                                                  ---------------------------------------------------
                                                                  ---------------------------------------------------
Shares used in computing basic and diluted net loss per share             6,279             2,777            2,657
                                                                  ---------------------------------------------------
                                                                  ---------------------------------------------------
Pro forma basic and diluted net loss per share (unaudited)          $     (1.54)
                                                                  -----------------
                                                                  -----------------
Shares used in computing pro forma basic and diluted net loss
   per share (unaudited)                                                  9,175
                                                                  -----------------
                                                                  -----------------

SEE ACCOMPANYING NOTES.

                         Scientific Learning Corporation

              Statements of Redeemable Convertible Preferred Stock
                       and Stockholders' Equity (Deficit)
                      (In thousands, except share amounts)

                                                                                      STOCKHOLDER'S EQUITY (DEFICIT)
                                                                             --------------------------------------------------
                                                    REDEEMABLE CONVERTIBLE
                                                        PREFERRED STOCK          PREFERRED STOCK            COMMON STOCK
                                                      SHARES       AMOUNT      SHARES       AMOUNT       SHARES      AMOUNT
                                                    ----------------------------------------------------------------------------
                                                    ----------------------------------------------------------------------------
Balances at December 31, 1996                        1,499,999    $   4,002     963,101     $  2,400    2,656,918    $     12
   Issuance of common stock under stock option
     plan                                                    -            -           -            -          870           -
   Issuance of Series C preferred stock upon
     exercise of warrant, net of issuance costs        952,380        4,000           -            -            -           -
   Reduction of Series A preferred stock issued
     in connection with license agreement                    -            -     (16,666)         (45)           -           -
   Deferred compensation related to grant of
     stock options                                           -            -           -            -            -         508
   Amortization of deferred compensation                     -            -           -            -            -           -
   Net loss and comprehensive loss                           -            -           -            -            -           -
                                                    ----------------------------------------------------------------------------
Balances at December 31, 1997                        2,452,379        8,002     946,435        2,355    2,657,788         520
   Issuance of common stock under stock option
     plan                                                    -            -           -            -      137,993          44
   Issuance of Series D preferred stock, net of
     issuance costs                                  1,277,777       10,938           -            -            -           -
   Issuance of common stock warrants to preferred
     stockholder in connection with guarantee of
     line of credit and loan obtained from
     stockholder                                             -            -           -            -            -         780
   Deferred compensation related to grant of
     stock options                                           -            -           -            -            -       1,586
   Amortization of deferred compensation                     -            -           -            -            -           -
   Net loss and comprehensive loss                           -            -           -            -            -           -
                                                    ----------------------------------------------------------------------------
Balances at December 31, 1998                        3,730,156       18,940     946,435        2,355    2,795,781       2,930
   Issuance of common stock under stock option
     plan                                                    -            -           -            -      179,258         164
   Issuance of Series D preferred stock, net of
     issuance costs                                    555,555        4,896           -            -            -           -
   Issuance of common stock in initial public
     offering, net of offering costs                         -            -           -            -    2,300,000      33,133
   Conversion of preferred stock to common stock    (4,285,711)     (23,836)   (946,435)      (2,355)   5,232,146      26,191
   Deferred compensation related to grant of
     stock options                                           -            -           -            -            -         278
   Amortization of deferred compensation                     -            -           -            -            -           -
   Net loss and comprehensive loss                           -            -           -            -            -           -
                                                    ----------------------------------------------------------------------------
Balances at December 31, 1999                                -     $      -           -     $      -   10,507,185    $ 62,696
                                                    ----------------------------------------------------------------------------
                                                    ----------------------------------------------------------------------------


                                                                STOCKHOLDER'S EQUITY (DEFICIT)
                                                       -------------------------------------------------
                                                                                          TOTAL
                                                          DEFERRED     ACCUMULATED    STOCKHOLDERS'
                                                        COMPENSATION     DEFICIT     EQUITY (DEFICIT)
                                                       -------------------------------------------------
                                                       -------------------------------------------------
Balances at December 31, 1996                             $      -       $ (2,497)     $    (85)
   Issuance of common stock under stock option
     plan                                                        -              -             -
   Issuance of Series C preferred stock upon
     exercise of warrant, net of issuance costs                  -              -             -
   Reduction of Series A preferred stock issued
     in connection with license agreement                        -              -           (45)
   Deferred compensation related to grant of
     stock options                                            (508)             -             -
   Amortization of deferred compensation                       124              -           124
   Net loss and comprehensive loss                               -         (5,058)       (5,058)
                                                       -------------------------------------------------
Balances at December 31, 1997                                 (384)        (7,555)       (5,064)
   Issuance of common stock under stock option
     plan                                                        -              -            44
   Issuance of Series D preferred stock, net of
     issuance costs                                              -              -             -
   Issuance of common stock warrants to preferred
     stockholder in connection with guarantee of
     line of credit and loan obtained from
     stockholder                                                 -              -           780
   Deferred compensation related to grant of
     stock options                                          (1,586)             -             -
   Amortization of deferred compensation                       906              -           906
   Net loss and comprehensive loss                               -        (10,748)      (10,748)
                                                       -------------------------------------------------
Balances at December 31, 1998                               (1,064)       (18,303)      (14,082)
   Issuance of common stock under stock option
     plan                                                        -              -           164
   Issuance of Series D preferred stock, net of
     issuance costs                                              -              -             -
   Issuance of common stock in initial public
     offering, net of offering costs                             -              -        33,133
   Conversion of preferred stock to common stock                 -              -        23,836
   Deferred compensation related to grant of
     stock options                                            (278)             -             -
   Amortization of deferred compensation                       776              -           776
   Net loss and comprehensive loss                               -        (14,087)      (14,087)
                                                       -------------------------------------------------
Balances at December 31, 1999                             $   (566)      $(32,390)     $ 29,740
                                                       -------------------------------------------------
                                                       -------------------------------------------------


SEE ACCOMPANYING NOTES.

                         Scientific Learning Corporation

                            Statements of Cash Flows
                                 (In thousands)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                              1999            1998           1997
                                                                         ---------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                  $   (14,087)   $   (10,748)    $    (5,058)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                803          1,328             326
     Loss on disposal of property and equipment                                     -              -              85
     Preferred stock issued in connection with license agreement                    -              -             (45)
     Amortization of deferred compensation                                        776            906             124
     Changes in operating assets and liabilities:
       Accounts receivable                                                     (2,673)          (755)            (44)
       Prepaid expenses and other assets                                         (972)          (160)           (225)
       Accounts payable                                                            71            312             304
       Accrued liabilities                                                        117            894             218
       Deferred revenue                                                         2,556          1,307             341
       Other liabilities                                                           (6)           146             (29)
                                                                         ---------------------------------------------
Net cash used in operating activities                                         (13,415)        (6,770)         (4,003)

INVESTING ACTIVITIES
Purchase of government securities                                             (13,903)             -               -
Restricted cash deposit                                                           280             70            (350)
Purchase of property and equipment, net                                        (1,438)          (700)         (1,045)
                                                                         ---------------------------------------------
Net cash used in investing activities                                         (15,061)          (630)         (1,395)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net                                  4,896         10,938           4,000
Proceeds from issuance of common stock, net                                    33,297             44               -
Borrowings under bank line of credit                                                -          6,363             355
Repayments of borrowings under bank line of credit                               (399)        (6,254)            (65)
Repayments of capital lease obligations                                           (18)           (28)            (15)
                                                                         ---------------------------------------------
Net cash provided by financing activities                                      37,776         11,063           4,275
                                                                         ---------------------------------------------
Increase (decrease) in cash and cash equivalents                                9,300          3,663          (1,123)
Cash and cash equivalents at beginning of year                                  6,362          2,699           3,822
                                                                         ---------------------------------------------
Cash and cash equivalents at end of year                                  $    15,662    $     6,362     $     2,699
                                                                         ---------------------------------------------
                                                                         ---------------------------------------------

SUPPLEMENTAL DISCLOSURES
Interest paid                                                             $        29    $       142     $        32
                                                                         ---------------------------------------------
                                                                         ---------------------------------------------

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligations incurred                                        $         -    $         6     $        20
                                                                         ---------------------------------------------
                                                                         ---------------------------------------------
Issuance of common stock warrants in connection with guarantee of line
   of credit and loan obtained from stockholder                           $         -    $       780     $         -
                                                                         ---------------------------------------------
                                                                         ---------------------------------------------
Issuance of common stock in connection with conversion of redeemable
   preferred stock and convertible preferred stock                        $    26,191    $         -     $         -
                                                                         ---------------------------------------------
                                                                         ---------------------------------------------
Deferred compensation                                                     $       278    $     1,586     $       508
                                                                         ---------------------------------------------
                                                                         ---------------------------------------------

SEE ACCOMPANYING NOTES.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Scientific Learning Corporation (the "Company") was incorporated on November 30, 1995 in the State of California and was reincorporated on May 2, 1997 in the State of Delaware. The Company commenced operations in February 1996. The Company operates in one business segment, which is the development and sale of proprietary training software and other education products and services designed to increase human learning and performance. The Company's revenues have been derived primarily from 2 products, Fast ForWord and Step 4word, formerly known as Fast ForWord Two, which are designed to improve language and reading skills. The Company's products are delivered through a variety of distribution channels, including sales to public schools, speech and language professionals in private practice and direct-to-consumer channels.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less.

INVESTMENTS IN GOVERNMENT SECURITIES

The Company classifies all of its investments as available-for-sale securities. Such investments consist of United States Government and Federal Agency securities which are carried at amounts which approximate fair value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income (loss) in stockholder's equity (deficit) until disposition. Realized gains and losses on investments in government securities, of which there were none in the year ended December 31, 1999, are included in interest income. At December 31, 1999, the amortized cost approximates the fair market value of the available-for-sale securities.

COMPREHENSIVE LOSS

The Company has adopted the Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130") in fiscal year 1999. FAS 130 establishes new standards for reporting and displaying comprehensive income and its components. The adoption has no impact on the Company's consolidated financial position, results of operations or cash flows.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's cash and cash equivalents, investments in government securities, accounts receivable, and accounts payable approximate fair value. The Company determines the fair value of its investments in government securities based on quoted market prices.

ACCOUNTS RECEIVABLE

The Company conducts business with individuals and school districts primarily in the United States. Ongoing credit evaluations are performed on customers and collateral is generally not required. Allowances for uncollectible accounts are made for potential credit issues and such allowances and issues to date have not been material. Accounts receivable included unbilled amounts of $1,138,000 at December 31, 1999. There were no unbilled amounts at December 31, 1998.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to five years.

SOFTWARE DEVELOPMENT COSTS

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("FAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working version. In the year ended December 31, 1999, the Company capitalized $629,000 of software development costs. Software costs are amortized over the estimated useful life of the software, which is one year.

In February 1998, the Accounting Standards Executive Committee (AcSEC") issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. The adoption of this pronouncement did not materially impact the Company's results of operations for the year ended December 31, 1999.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 ("APB 25") and makes the pro forma disclosures required by FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") (Note 6).

REVENUE RECOGNITION

Program revenues are derived from the sale of Fast ForWord, Step 4word, 4wd training program and Away We Go!, Reading Edge, and CrossTrain software products. Customers license the right to use Fast ForWord, Step 4word, and 4wd during the training period and do not acquire or otherwise gain unlimited rights to use the programs.

Revenues on sales of Fast ForWord, Step 4word, and 4wd are recognized over the average duration of the program. Revenues on sales of Away We Go!, Reading Edge and CrossTrain software products are recognized when the products are shipped, collectibility is probable and the fees are fixed or determinable.

Service revenues are derived from the Company's training seminars for learning facilitators and from services provided to customers. Revenues from seminars are recognized when the seminar is held. Revenues from other services have not been significant.

Cancellations and refunds are allowed in limited circumstances, and such amounts have not been significant. Provisions are made for cancellations and refunds as revenue is recorded. Costs of revenues are recognized as such costs are incurred. Royalty costs are recorded over the period in which the related program revenue is recorded.

ADVERTISING

Advertising costs are expensed as incurred. Advertising expense was $357,000, $292,000 and $342,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

INCOME TAXES

The Company uses the liability method to account for income taxes as required by FAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NET LOSS PER SHARE

Basic and diluted net loss per share information for all periods is presented under the requirement of FAS No. 128, "Earnings per Share" ("FAS 128"). Basic earnings per share have been computed using the weighted-average number of shares outstanding during the period and excludes any dilutive effects of stock options, warrants, and convertible securities. Potentially dilutive securities have been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

Pro forma net loss per share has been computed as described above and also gives effect to the conversion of 5,232,000 preferred shares not included above that converted upon completion of the Company's initial public offering (Note 6).

If the Company had reported net income, the calculation of diluted earnings per share would have included approximately an additional 996,000, 955,000 and 906,000 common equivalent shares related to the outstanding options and warrants not included above for the years ended December 31, 1999, 1998 and 1997, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). This summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition principles comply with SAB 101.

2. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                                                DECEMBER 31,
                                                                          1999               1998
                                                                    ------------------------------------
Computer equipment                                                      $     2,657        $     1,707
Office furniture and equipment                                                  954                466
Leasehold improvements                                                           22                 22
                                                                    ------------------------------------
                                                                              3,633              2,195
Less accumulated depreciation                                                (1,720)              (917)
                                                                    ------------------------------------
                                                                        $     1,913        $     1,278
                                                                    ------------------------------------
                                                                    ------------------------------------

3. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

                                                                                DECEMBER 31,
                                                                          1999               1998
                                                                    ------------------------------------
Accrued vacation                                                        $       464        $       185
Employee stock purchase plan                                                    320                  -
Accrued commission                                                              246                 64
Other accruals                                                                  336              1,000
                                                                    ------------------------------------
                                                                        $     1,366        $     1,249
                                                                    ------------------------------------
                                                                    ------------------------------------

4. BANK LINES OF CREDIT

The Company had a $400,000 line of credit with a bank which was used to finance equipment purchases during 1997. Borrowings under the line of credit were due in equal monthly installments plus interest at the bank's prime rate plus 3% and were secured by substantially all of the Company's assets, excluding intellectual property. Borrowings under this line of credit were fully repaid in June 1999.

In February 1998, the Company entered into an additional line of credit with the same bank which provided for borrowings of up to $450,000 to finance equipment purchases during the year ended December 31, 1998. Borrowings were due in monthly installments plus interest at the bank's prime rate plus 3% and were secured by substantially all of the Company's assets, excluding intellectual property. Borrowings under this line of credit were fully repaid in September 1999.

In May 1999, the Company entered into a loan modification agreement to the February 1998 line of credit providing for additional borrowings of up to $1,000,000 to finance equipment purchases. Borrowings were due in monthly installments plus interest at the bank's prime rate plus 3%. These additional borrowings were fully repaid in September 1999.

In September 1997, the Company obtained a $350,000 irrevocable standby letter of credit with the same bank as security for the lease agreement covering its corporate office facility. A $350,000 certificate of deposit was pledged as collateral for the standby letter of credit, which was subsequently reduced to $280,000 in September 1998. The letter of credit was cancelled in September 1999 following the Company's initial public offering of common stock as provided for in the lease agreement.

In June 1998, the Company obtained a $3.0 million unsecured line of credit from another bank. Borrowings under the line of credit bore interest, at the election of the Company, at the bank's base rate or the adjusted LIBOR plus 1.75%. Borrowings were guaranteed by a significant preferred stockholder of the Company. In connection with such guarantee, the Company issued to the stockholder warrants to purchase 66,666 shares of the Company's common stock at $9.00 per share. Such warrants expire on May 31, 2003. The Company estimated the fair value of the warrants to be $650,000, which was amortized by charges to interest expense during the year ended December 31, 1998. Additionally, the stockholder agreed to purchase up to 333,333 shares of the Company's preferred stock at $9.00 per share if requested by the Company. The Company's right to require the stockholder to purchase such securities expired upon the closing of the Series D preferred stock financing in January 1999. Borrowings under the line of credit were repaid and the line of credit was terminated in December 1998.

In October 1998, the Company obtained a $3.0 million term loan from a significant preferred stockholder of the Company. Borrowings under this loan bore interest at 8% per annum. In connection with such loan, the Company issued to the stockholder warrants to purchase 50,000 shares of the Company's common stock at $9.00 per share. Such warrants expire on October 23, 2003. The Company estimated the fair value of the warrants to be $130,000, which was amortized by charges to interest expense during the year ended December 31, 1998. This loan was repaid in December 1998.

5. INCOME TAXES

There has been no provision for U.S. federal, U.S. state or foreign income taxes for any period as the Company has incurred operating losses in all periods and for all jurisdictions.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                                    DECEMBER 31,
                                                             1999                 1998
                                                      ----------------------------------------
Deferred tax assets:
   Net operating loss carryforwards                    $        10,461      $         5,370
   Capitalized research and development costs                      358                    -
   Deferred revenue                                                  -                  660
   Research credits carryforwards                                  295                  210
   Other                                                           591                  360
                                                      ----------------------------------------
Total deferred tax assets                                       11,705                6,600

Valuation allowance                                            (11,705)              (6,600)
                                                      ----------------------------------------
Net deferred tax assets                                $             -      $             -
                                                      ----------------------------------------
                                                      ----------------------------------------

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $3,568,000 and $2,006,000 during the years ended December 31, 1998 and 1997, respectively.

As of December 31, 1999, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $28,000,000 which expire in the years 2011 through 2019. The Company had net operating loss carryforwards for state income tax purposes of approximately $13,450,000 expiring in 2003 and 2004.

Utilization of the Company's net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitation provided by the Internal Revenue Code and a similar state provision. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

6. STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

On July 22, 1999, the Company issued 2,300,000 shares of common stock in an initial public offering at a price of $16.00 per share. The net proceeds to the Company from that offering were approximately $33.1 million after deducing the underwriters' discount and offering expenses. In addition, upon completion of the initial public offering, each outstanding share of the Company's convertible preferred stock was automatically converted into one share of common stock.

COMMON STOCK

At December 31, 1999, the Company had reserved shares of common stock for future issuance as follows:

Stock Option Plan:
   Options outstanding                                           1,680,567
   Options available for future grants                             269,156
Common stock warrants                                              116,666
                                                             ----------------
                                                                 2,066,389
                                                             ----------------
                                                             ----------------

STOCK SPLIT

In May 1999, the Company's stockholders approved a two-for-three reverse stock split of issued and outstanding common and preferred stock. All common and preferred share prices, and amounts associated with rights, preferences, dividends and privileges in the accompanying financial statements have been retroactively adjusted to reflect the stock split. In connection with the reverse stock split, the Board of Directors authorized a decrease in the number of authorized shares of common stock to 35,500,000 and a decrease in the number of authorized shares of preferred stock to 5,500,000 shares. Effective immediately prior to the closing of the initial public offering of its common stock, the Board of Directors authorized, and the stockholders approved, an increase in the number of authorized shares of common stock to 40,000,000 and a decrease in the number of authorized shares of preferred stock to 1,000,000.

STOCK OPTIONS

The Company's stock option plans provide for the issuance of incentive stock options (ISO) or nonstatutory stock options (NSO) to eligible participants. The ISOs may be granted at a price per share not less than the fair market value at the date of grant. The NSOs may be granted at a price per share not less than 85% of the fair market value at the date of grant. Options granted to date can be exercised immediately but, if so exercised, these unvested shares are subject to repurchase by the Company. Options and unvested shares granted generally vest over a period of up to five years. Options under the plan have a maximum term of 10 years. In the event optionholders cease to be employed by the Company, all unvested options are forfeited and all vested options may be exercised within a 90-day period after termination; the Company also has the right to repurchase at the original purchase price any unvested (but issued) shares if the holder is no longer employed by the Company. At December 31, 1999, no outstanding common shares are subject to such repurchase rights.

In May 1999, the Company's stockholders approved the 1999 Equity Incentive Plan which amends and restates the Company's existing stock option plan. There are 2,192,666 shares of common stock authorized for issuance under the plan, including shares originally authorized under predecessor plans. The plan became effective upon completion of the Company's initial public offering of its common stock.

In May 1999, the Company's stockholders approved the 1999 Non-Employee Directors' Stock Option Plan and reserved an aggregate of 75,000 shares of common stock for grants of stock options under the plan.

A summary of the Company's stock option activity under the plans is as follows:

                                                                OUTSTANDING OPTIONS
                                                      -----------------------------------------
                                                                            WEIGHTED-AVERAGE
                                                                           EXERCISE PRICE PER
                                                       NUMBER OF SHARES          SHARE
                                                      -----------------------------------------
Outstanding at December 31, 1996                              971,927           $ 0.27
  Granted                                                     232,632             0.55
  Exercised                                                      (870)            0.26
  Canceled                                                   (162,305)            0.28
                                                      -------------------
Outstanding at December 31, 1997                            1,041,384             0.33
  Granted                                                     346,488             4.59
  Exercised                                                  (137,993)            0.32
  Canceled                                                    (61,923)            0.89
                                                      -------------------
Outstanding at December 31, 1998                            1,187,956             1.54
  Granted                                                     814,587            12.65
  Exercised                                                  (179,258)            0.59
  Canceled                                                   (142,718)            5.35
                                                      -------------------
Outstanding at December 31, 1999                            1,680,567           $ 6.72
                                                      -------------------
                                                      -------------------
Vested at December 31, 1999                                   663,371           $ 1.85
                                                      -------------------
                                                      -------------------

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 1999:

                                                                                                VESTED AND
                                                   OUTSTANDING                                  EXERCISABLE
                                -------------------------------------------------    --------------------------------
                                                   WEIGHTED-        WEIGHTED-                            WEIGHTED
                                                    AVERAGE         AVERAGE                              AVERAGE
                                                   EXERCISE         REMAINING                            EXERCISE
                                  NUMBER OF       PRICE PER     CONTRACTUAL LIFE       NUMBER OF          PRICE
         PRICE RANGE                SHARES          SHARE            (YEARS)            SHARES           PER SHARE
---------------------------------------------------------------------------------    --------------------------------
    $0.26 - $0.30                    624,907        $ 0.28             6.49                513,208       $ 0.28
     0.60 -  0.75                     84,544          0.62             7.75                 32,037         0.62
     2.25 -  6.00                    290,851          5.60             8.98                 57,374         5.41
    11.25 - 16.00                    436,997         11.60             9.39                 52,894        11.70
    16.19 - 39.88                    243,268         17.83             9.80                  7,858        17.10
                                ---------------                                       --------------
                                   1,680,567                                               663,371
                                ---------------                                       --------------
                                ---------------                                       --------------

The Company recorded deferred compensation of $278,000 and $1,586,000 during the years ended December 31, 1999 and 1998, respectively, representing the difference between the exercise price and the deemed fair value of certain of the Company's stock options granted to employees. These amounts are being amortized by charges to operations over the vesting periods of the individual stock options using a graded method. Such amortization amounted to $776,000, $906,000 and $124,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The remaining aggregate deferred compensation of $566,000 will be amortized over the remainder of the vesting periods of the options (generally five years).

PRO FORMA DISCLOSURES OF THE EFFECT OF STOCK-BASED COMPENSATION

Pro forma information regarding results of operations and net loss per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions: a risk-free interest rate of 6.0%, 6.0% and 6.3% for the years ended December 31, 1999, 1998 and 1997, respectively, expected volatility of 81.9%, 0% and 0% for 1999, 1998 and 1997, respectively, no dividend yields, and a weighted-average expected life of the option of five years.

The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Had compensation cost for the Company's stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes valuation model, the Company's net loss and pro forma basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

                                                                YEARS ENDED DECEMBER 31,
                                                           1999              1998              1997
                                                   ----------------------------------------------------
Pro forma net loss (in thousands)                    $    (14,824)     $    (10,822)     $     (5,092)
                                                   ----------------------------------------------------
Pro forma basic and diluted net loss per share       $      (2.36)     $      (3.90)     $      (1.92)
                                                   ----------------------------------------------------
                                                   ----------------------------------------------------

The weighted-average fair value of options granted, which is the value assigned to the options under FAS 123, was $8.58, $6.44 and $1.25 for options granted during the years ended December 31, 1999, 1998 and 1997, respectively.

The pro forma impact of options on the net loss for the years ended December 31, 1999, 1998 and 1997 is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

1999 EMPLOYEE STOCK PURCHASE PLAN

In April 1999, the Company's Board of Directors adopted, and in May 1999 the stockholders approved, the 1999 Employee Stock Purchase Plan which became effective upon the completion of the initial public offering of the Company's common stock. The Company has reserved a total of 350,000 shares of common stock for issuance under the plan. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable one-year offering period or the last day of the applicable six-month purchase period. No shares were purchased in 1999.

7. COMMITMENTS

LEASES

The Company leases its corporate office facility under non-cancelable operating lease, with an original term of five years. Future minimum payments under this lease as of December 31, 1999 are as follows (in thousands):

2000                                                   $       982
2001                                                         1,012
2002                                                           671
                                                    ------------------
Total minimum lease payments                           $     2,665
                                                    ------------------
                                                    ------------------

Rent expense under all operating leases was $1,068,000, $974,000 and $418,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company has the option to extend the operating lease covering its corporate office facility for an additional five years at the end of the lease term, provided that certain conditions of the lease agreement are met.

LICENSE AGREEMENT

In September 1996, the Company entered into a license agreement with a university for the use of the intellectual property underlying its training methods. In exchange for the license, the Company issued 131,192 shares of Series A preferred stock and paid the university a license-issue fee of $200,000. In March 1997, the number of shares of Series A preferred stock issued under the agreement was reduced to 114,526.

Under the agreement, additional royalties and milestone payments are payable to the university based upon revenues from products using the licensed technology. Royalty and milestone expenses were $612,000, $415,000 and $202,000 for the years ended December 31, 1999, 1998 and 1997, respectively, and are included in cost of revenues.

8. EMPLOYEE RETIREMENT AND BENEFIT PLAN

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The Company does not match contributions by plan participants.

                          FINANCIAL STATEMENT SCHEDULE

As required under Item 8, Financial Statements and Supplementary Data, the financial statement schedule of the Company is provided in this separate section. The financial statement schedule included in this section is as follows:

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


Valuation and Qualifying Accounts which are deducted in the Balance Sheet from the assets to which they apply:

                                                                               Charged to
                                                                Opening         Operating       Charged to        Closing
                                                                Balance         Expenses        Revenue(1)        Balance
                                                                -------         --------        ----------        -------
Allowance for doubtful accounts, years ended December 31:

1999                                                              $33              $40             $198           $ 271
1998                                                              $ 5              $28             $  -           $  33
1997                                                              $ -              $ 5             $  -           $   5

----------------------------------
(1) The Company invoiced certain customers whose accounts were deemed potentially uncollectible. As such, the accounts were entirely reserved for and n amounts were recognized as revenue.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

The information required by this item with respect to our executive officers is contained in Part I "Executive Officers".

Information respecting our directors is set forth under the caption "Election of Directors" in our Proxy Statement relating to our 2000 Annual Meeting of Stockholders and is incorporated by reference into this Form 10-K Report. The Proxy Statement will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Proxy Statement is not being filed as a part hereof.

Information respecting compliance with Section 16(a) of the Exchange Act is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated by reference into this Form 10-K Report.


ITEM 11.   EXECUTIVE COMPENSATION

Information concerning executive compensation is set forth under the captions "Executive Compensation", "Stock Option Grants and Exercises", "Employment, Severance and Change of Control Agreements" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement and is incorporated by reference into this Form 10-K Report.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated by reference into this Form 10-K Report.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is set forth under the captions "Employment Agreements" and "Certain Transactions" in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report.

     (1) Financial Statements
           Independent Auditor's Report
           Balance Sheets - December 31, 1999 and 1998
           Statements of Operations - Years Ended December 31, 1999, 1998
              and 1997
           Statements of Redeemable Convertible Preferred Stock and
              Stockholders' Equity (Deficit) - Years Ended
              December 31, 1999, 1998 and 1997
           Statements of Cash Flows - Years Ended December 31, 1999, 1998
              and 1997
           Notes to Financial Statements

     (2) Financial Statement Schedule
            Schedule II - Valuation and Qualifying Accounts

     (3) Exhibits


             EHXIBIT NO.                          DESCRIPTION OF DOCUMENT
             -----------   -------------------------------------------------------------------------
                 3.3*      Restated Certificate of Incorporation.
                 3.4*      Amended and Restated Bylaws.
                 4.1*      Reference is made to Exhibits 3.3 through 3.4.
                 4.2       Amended and Restated Registration Rights Agreement,
                              dated as of  December 30, 1998.
                 4.3*      Specimen stock certificate.
               10.1*       Form of Indemnity Agreement with each of our directors and executive officers, with related schedules.
               10.2*       1999 Equity Incentive Plan.
               10.3*       Form of Stock Option Agreement under the Incentive Plan.
               10.4*       Form of Stock Option Grant Notice under the Incentive Plan.
               10.5*       1999 Non-Employee Directors' Stock Option Plan.
               10.6*       Form of Non-statutory Stock Option Agreement under the Non-Employee
                               Directors' Stock Option Plan (Initial Grant).
               10.7*       Form of Non-statutory Stock Option Agreement under the Non-Employee
                               Directors' Stock Option Plan (Annual Grant).
               10.8*       1999 Employee Stock Purchase Plan.
               10.9*       Form of Employee Stock Purchase Plan Offering under the Employee Stock
                               Purchase Plan.
               10.10*      Consulting Agreement, dated as of September 20, 1996, with
                               Dr. Michael M. Merzenich, as modified on January 19, 1998.
               10.11*      Consulting Agreement, dated as of September 19, 1996, with
                               Dr. Paula A. Tallal, as modified on January 22, 1998.
               10.13*+     Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California, as amended.
               10.14*      Lease Agreement, dated as of July 31, 1997, with GBC-University
                               Associates, L.P.
               10.15*      Securities Purchase Agreement, dated September 24, 1996, with Warburg,
                               Pincus Ventures, L.P.
               23.1        Consent of Ernst & Young LLP, Independent Auditors.
               27.1        Financial Data Schedule

            -----------------------------------------------------------------
         *Filed as an exhibit to our Registration Statement on Form S-1
           (No. 333-77133) or amendments thereto and incorporated herein by reference.
         +Certain portions of this exhibit have been omitted based upon our request for confidential treatment for portions of the referenced exhibit.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC LEARNING CORPORATION


         By /s/ Sheryle J. Bolton                         March 23, 2000
           ----------------------
            Sheryle J. Bolton
            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURES                                  TITLE                                  DATE

/s/  Sheryle J. Bolton                 President, Chief Executive Officer            March 23, 2000
-------------------------------        and Director (Principal Executive
Sheryle J. Bolton                      Officer)

/s/  Jane A. Freeman                   Chief Financial Officer, Vice President       March 23, 2000
------------------------------         Finance and Business Development and
Jane A. Freeman                        Treasurer (Principal Financial and
                                       Accounting Officer)

/s/  Michael M. Merzenich
------------------------------
Dr. Michael M. Merzenich               Chief Scientific Officer and Director         March 23, 2000


/s/  Paula A. Tallal
------------------------------
Dr. Paula A. Tallal                    Executive Vice President and Chairman         March 23, 2000
                                       of the Board

/s/  Carleton A. Holstrom
------------------------------
Carleton A. Holstrom                   Director                                      March 23, 2000


/s/  Rodman W. Moorhead
------------------------------
Rodman W. Moorhead, III                Director                                      March 23, 2000

/s/  James E. Thomas
------------------------------
James E. Thomas                        Director                                      March 23, 2000



/s/  David A. Tanner
------------------------------
David A. Tanner                        Director                                      March 23, 2000

                                             EXHIBIT INDEX


  EXHIBIT
    NO.                               DESCRIPTION OF DOCUMENT
  -------        -----------------------------------------------------------------------------------
    3.3*         Restated Certificate of Incorporation.
    3.4*         Amended and Restated Bylaws.
    4.1*         Reference is made to Exhibits 3.3 through 3.4.
    4.2          Amended and Restated Registration Rights Agreement, dated as of December 30, 1998.
    4.3*         Specimen stock certificate.
   10.1*         Form of Indemnity Agreement with each of our directors and executive officers, with related schedules.
   10.2*         1999 Equity Incentive Plan.
   10.3*         Form of Stock Option Agreement under the Incentive Plan.
   10.4*         Form of Stock Option Grant Notice under the Incentive Plan.
   10.5*         1999 Non-Employee Directors' Stock Option Plan.
   10.6*         Form of Non-statutory Stock Option Agreement under the Non-Employee
                       Directors' Stock Option Plan (Initial Grant).
   10.7*         Form of Non-statutory Stock Option Agreement under the Non-Employee
                       Directors' Stock Option Plan (Annual Grant).
   10.8*         1999 Employee Stock Purchase Plan.
   10.9*         Form of Employee Stock Purchase Plan Offering under the Employee Stock
                 Purchase Plan.
   10.10*        Consulting Agreement, dated as of September 20, 1996, with Dr. Michael
                       M. Merzenich, as modified on January 19, 1998.
   10.11*        Consulting Agreement, dated as of September 19, 1996, with Dr. Paula A.
                      Tallal, as modified on January 22, 1998.
   10.13*+       Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California, as amended.
   10.14*        Lease Agreement, dated as of July 31, 1997, with GBC-University Associates, L.P.
   10.15*        Securities Purchase Agreement, dated September 24, 1996, with Warburg,
                       Pincus Ventures, L.P.
   23.1          Consent of Ernst & Young LLP, Independent Auditors.
   27.1          Financial Data Schedule




-------------------------------------------------------------------------------
*Filed as an exhibit to our Registration Statement on Form S-1 (No. 333-77133)
  or amendments thereto and incorporated herein by reference.
+Certain portions of this exhibit have been omitted based upon our request for confidential treatment for portions of the referenced exhibit.