Form 10-Q
period 2000-03-31
SCIENTIFIC LEARNING CORP
filed 2000-05-09
CIK 1042173

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

             [_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                       COMMISSION FILE NUMBER # 000-24547

                         SCIENTIFIC LEARNING CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                             94-3234458
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)


                        1995 University Avenue, Suite 400
                           Berkeley, California 94704
                                 (510) 665-9700
  (Address of Registrants principal executive offices, including zip code, and telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes /X/      No / /

         The number of shares of the Registrant's Common Stock, $.001 par value per share, outstanding at May 1, 2000 was 11,241,708.

                         SCIENTIFIC LEARNING CORPORATION

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                                                                                          PAGE

                                           PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited):

                  Condensed Balance Sheets as of March 31, 2000 and December 31, 1999.....................         3

                  Condensed Statement of Operations for the Three Months
                           Ended March 31, 2000 and 1999..................................................         4

                  Condensed Statements of Cash Flows for the Three Months
                           Ended March 31, 2000 and 1999..................................................         5

                  Notes to Condensed Financial Statements.................................................         6

Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations......................................................          8

Item 3.           Quantitative and Qualitative Disclosures about Market Risk..............................         12


                                            PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.......................................................................         13

Item 2.           Changes in Securities and Use of Proceeds...............................................         13

Item 3.           Defaults Upon Senior Securities.........................................................         13

Item 4.           Submission of Matters to a Vote of Security Holders.....................................         13

Item 5.           Other Information.......................................................................         13

Item 6.           Exhibits and Reports on Form 8-K........................................................         13

                  Signature...............................................................................         15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         SCIENTIFIC LEARNING CORPORATION
                            CONDENSED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                             March 31,                    December 31,
                                                                                2000                          1999
                                                                      --------------------------    ---------------------------
                                                                            (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                        $                  9,498      $                 15,662
     Investments in government securities                                               13,993                        13,903
     Accounts receivable, net                                                            2,342                         3,472
     Prepaid expenses and other current assets                                           1,468                           733
                                                                      --------------------------    ---------------------------

         Total current assets                                                           27,301                         33,770
     Property and equipment, net                                                         2,178                          1,913
     Other assets                                                                        1,084                            641
                                                                      --------------------------    ---------------------------
TOTAL ASSETS                                                            $                           $                  36,324
                                                                                        30,563
                                                                      ==========================    ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                 $                    692      $                     802
     Accrued liabilities                                                                   881                          1,366
     Deferred revenue                                                                    2,749                          4,205
                                                                      --------------------------    ---------------------------

         Total current liabilities                                                       4,322                          6,373

Other liabilities                                                                          203                            211
                                                                      --------------------------    ---------------------------

Total liabilities                                                                        4,525                          6,584

Stockholders' equity:
     Common stock                                                                       63,674                         62,696
     Deferred compensation                                                                (428)                         (566)
     Accumulated deficit                                                               (37,208)                       (32,390)
                                                                      --------------------------    ---------------------------

         Total stockholders' equity                                                     26,038                        29,740
                                                                      --------------------------    ---------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $               30,563      $                  36,324
                                                                      ==========================    ===========================


See accompanying notes to condensed financial statements.

                         SCIENTIFIC LEARNING CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                    UNAUDITED

                                                                                  Three months ended March 31,
                                                                   -------------------------------------------------------------
                                                                              2000                            1999
                                                                   -----------------------------    ----------------------------
Revenues:

Programs and products                                              $                    3,156       $                   1,076
Services                                                                                  275                             264
                                                                   -----------------------------    ----------------------------
     Total revenues                                                                     3,431                           1,340

Cost of revenues:

Programs and products                                                                     493                             181
Services                                                                                  252                             152
                                                                   -----------------------------    ----------------------------
     Total cost of revenues                                                               745                             333

Gross profit                                                                            2,686                           1,007

Operating expenses:

     Sales and marketing                                                                5,087                           2,857
     Research and development                                                           1,337                             829
     General and administrative                                                         1,428                             946
                                                                   -----------------------------    ----------------------------

Total operating expenses                                                                7,852                           4,632

Operating loss                                                                         (5,116)                         (3,625)

Interest income, net                                                                      348                               88
                                                                   -----------------------------    ----------------------------

Net loss                                                           $                   (4,818)      $                  (3,537)
                                                                   =============================    ============================

Basic and diluted net loss per share                               $                    (0.45)      $                   (1.26)
                                                                   =============================    ============================

Shares used in computing basic and diluted net loss per share                      10,699,388                       2,805,044
                                                                   =============================    ============================


See accompanying notes to condensed financial statements.

                         SCIENTIFIC LEARNING CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                                     Three months ended March 31,
                                                                     ------------------------------------------------------------
                                                                                 2000                            1999
                                                                     ----------------------------    ----------------------------
OPERATING ACTIVITIES:
Net loss                                                             $                 (4,818)       $                  (3,537)
Adjustments to reconcile net loss to cash used in operating
 activities:
     Depreciation and amortization                                                         248                             177
     Amortization of deferred compensation                                                 138                             223
     Changes in operating assets and liabilities:
         Accounts receivable                                                             1,130                            (249)
         Prepaid expenses and other assets                                              (1,178)                            (82)
         Accounts payable                                                                 (110)                           (101)
         Accrued liabilities                                                              (485)                           (381)
         Deferred revenues                                                             (1,456)                             293
         Other liabilities                                                                 (8)                               2
                                                                     ----------------------------    ----------------------------

Net cash used in operating activities                                                   (6,539)                         (3,655)

INVESTING ACTIVITIES:
Purchases of government securities                                                         (90)                              --
Purchases of property and equipment, net                                                  (513)                           (259)
                                                                     ----------------------------    ----------------------------

Net cash used in investing activities                                                     (603)                           (259)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                                                978                               3
Proceeds from issuance of preferred stock, net                                              --                           4,896
Repayments of borrowings under bank line of credit                                          --                             (94)
Repayments of capital lease obligations                                                     --                              (4)
                                                                     ----------------------------    ----------------------------

Net cash provided by financing activities                                                  978                           4,801

(Decrease) increase in cash and cash equivalents                                       (6,164)                             887

Cash and cash equivalents at beginning of period                                        15,662                           6,362
                                                                     ----------------------------    ----------------------------

Cash and cash equivalents at end of period                           $                   9,498       $                   7,249
                                                                     ============================    ============================


See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         Scientific Learning Corporation (the "Company") was incorporated on November 30, 1995 in the State of California and was reincorporated on May 2, 1997 in the State of Delaware. The Company commenced operations in February 1996. The Company operates in one business segment, which is the development, marketing and sale of proprietary training software and other education products and services designed to increase human learning and performance. The Company's revenues have been derived primarily from the Fast ForWord family of programs, which are designed to improve language and reading skills. The Company's products are delivered through a variety of distribution channels, including sales to public schools, speech and language professionals in private practice and direct-to-consumer channels.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INTERIM FINANCIAL INFORMATION

     The interim financial information as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 is unaudited, but includes all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of its financial position at such date and its results of operations and cash flows for those periods.

     These condensed financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

     Operating results for the three months ended March 31, 2000 are not necessarily indicative of results that may be expected for any future periods.

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

         The calculation of basic and diluted net loss per share, as well as basic and diluted pro forma net loss per share showing the effect of the conversion of preferred stock to common upon completion of the Company's initial public offering in July 1999, is as follows (in thousands, except share and per share amounts):


                                                                                            Three months ended
                                                                                                 March 31,
                                                                                       ------------------------------
                                                                                           2000            1999
                                                                                           ----            ----
                                                                                                (Unaudited)
Historical:

Net loss                                                                                    $ (4,818)       $ (3,537)
                                                                                            ========-       ========-

Weighted average shares of common stock outstanding used in computing basic
and diluted net loss per share                                                            10,699,388       2,805,044
                                                                                          ==========       =========

Basic and diluted net loss per share                                                         $ (0.45)        $ (1.26)
                                                                                             =======         =======

Pro forma:

Net loss                                                                                    $ (4,818)       $ (3,537)
                                                                                            ========        ========

Shares used in computing basic and diluted net loss per share (from above)                10,699,388       2,805,044

Adjustment to reflect the effect of the assumed conversion of preferred stock
from the date of issuance                                                                         --       5,195,131
                                                                                                  --       ---------

Weighted average shares used in computing pro forma basic and diluted net loss
per share                                                                                 10,699,388       8,000,175
                                                                                          ==========       =========

Pro forma basic and diluted net loss per share                                               $ (0.45)        $ (0.44)
                                                                                             =======         =======

RECLASSIFICATIONS

         Certain balance sheet accounts as of March 31, 1999 and operating expenses for the three months then ended have been reclassified to conform to the presentation adopted in 2000.

2. COMPREHENSIVE LOSS

         The Company has no items of other comprehensive income (loss), and accordingly the comprehensive loss is the same as the net loss for all periods reported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements herein that are not purely historical are forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein within this quarterly report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 1999, and other documents filed with the Securities and Exchange Commission, which factors are incorporated herein by reference. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

     The following should be read in conjunction with the audited financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 1999.

OVERVIEW

         We develop, market and sell proprietary training software and other educational products and services. Our programs, products and services are based on research on how the brain works and are designed to increase human learning and performance. Language and reading skills are the foundation for all learning, and we have developed programs to help children, adolescents and adults learn how to read or become better readers. Our language and reading programs, Fast ForWord, Step 4word and 4wd, are intensive, computer-based training programs that focus on improving critical language and reading skills. Fast ForWord was launched in 1997, Step 4word in 1998 and 4wd in 1999. These training programs are based on scientific research and have been extensively field-tested. In 1999, we also began selling Reading Edge, a language and reading assessment product, the Away We Go! family of software and storybooks, and CrossTrain professional development software.

         We also offer professional development seminars in which educators, speech and language professionals and other professionals can learn about recent developments in brain research and the practical application of our programs as well as earn continuing education credit. Our products are delivered through a variety of distribution channels, including sales to public schools, referrals from speech and language professionals in private practice and direct-to-consumer channels through our web sites.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, various financial data expressed as a percentage of revenues (unless otherwise noted).


                                                         Three months ended March 31,
                                                 ----------------------------------------------
                                                         2000                     1999
                                                 ---------------------    ---------------------
Revenues:
      Programs and products                                  92.0  %                  80.3  %
      Services                                                8.0                     19.7
        Total revenues                                      100.0                    100.0
Cost of revenues:
      Programs and products (1)                              15.6                     16.8
      Services (2)                                           91.6                     57.6
        Total cost of revenues                               21.7                     24.9
Gross margin                                                 78.3  %                  75.1  %

(1) Program and product costs are expressed as a percentage of program and product revenues.
(2) Service costs are expressed as a percentage of service revenues.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     REVENUES. Total revenues increased by $2.1 million, or 156.0%, to $3.4 million for the three months ended March 31, 2000 compared to the same period in 1999. Program and product revenues increased by $2.1 million, or 193.3%, to $3.2 million for the quarter ended March 31, 2000 compared to the same period in 1999 because of increased program activations in speech and language professional and public school markets. Service revenues increased by $11,000, or 4.2%, to $275,000 for the quarter ended March 31, 2000 compared to the same period in 1999 due to an increased number of professional development seminars and software installations in public schools.

     COST OF REVENUES. Total cost of revenues increased by $412,000, or 123.7%, to $745,000 for the three months ended March 31, 2000 compared to the same period in 1999. As a percentage of revenues, cost of revenues decreased to 21.7% from 24.9% for the quarter ended March 31, 2000 compared to the prior year. Cost of program revenues decreased to 15.6% from 16.8% for the quarter ended March 31, 2000 due to lower royalties and because technical support and Internet hosting costs declined as a percentage of revenues, reflecting growth in program volume. Cost of services revenues increased to 91.6% from 57.6% for the quarter ended March 31, 2000 due to costs of training and installations of programs in public schools. To encourage schools to adopt Fast ForWord, we have offered discounts on training and installation services.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses increased $2.2 million, or 78.1%, to $5.1 million for the quarter ended March 31, 2000 compared to the same period in 1999. This increase was primarily attributable to increased personnel, marketing and travel costs.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $508,000, or 61.3%, to $1.3 million for the quarter ended March 31, 2000 compared to the same period in 1999. We expect to increase research and development expenses in the future as we continue to refine current products and develop additional products based upon our proprietary technology and our neuroscience expertise.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $482,000, or 51.0%, to $1.4 million for the quarter ended March 31, 2000 compared to the same period in 1999. This increase was primarily attributable to increased personnel, consulting, legal and travel costs.

     PROVISION FOR INCOME TAXES. We recorded no provision for income taxes in the quarters March 31, 2000 and March 31, 1999 as we incurred losses during such periods.

FACTORS THAT MAY AFFECT QUARTERLY RESULTS OF OPERATIONS

         Our quarterly operating results have varied significantly in the past and are expected to fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. Factors that may affect our quarterly operating results include those discussed herein with this quarterly report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 1999, under the heading "Business - Risk Factors", and as disclosed in other documents filed with the Securities and Exchange Commission. Significant fluctuations in future quarterly operating results may be caused by many factors including, among others:

   - the demand for technology-based education and training programs and products;

   -    the long sales cycle of our products;

   -    the size and timing of product orders and implementation;

   -    the revenue mix among our programs, products and services;

   - the timely development, introduction and market acceptance of our existing and future products, if any;

   - the pricing of our programs, products and services and the programs, products and services of our competitors;

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

         Demand for our programs and services is subject to various seasonal influences which can vary depending on the distribution channel being employed. We do not have sufficient operating experience in our various distribution channels to predict the overall effect of various seasonal factors and their effect on future quarterly operating results. We believe that, because of the intensive nature of our training programs, demand for our programs from speech and language professionals in private practice may be lower during the school year than in the summer. We may also experience seasonality in the public school market due to public school calendars and budget cycles.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities was $6.5 million for the three months ended March 31, 2000 compared to $3.7 million in the same period in 1999. This increase was primarily attributable to operating losses of $4.8 million and increases in prepaid expenses and other assets and decreases in deferred revenues of $1.2 million and $1.5 million, respectively, partially offset by decreases in accounts receivable of $1.1 million. The increase in prepaid expenses and other assets is due primarily to increased inventory and capitalization of research and development expenditures.

         Cash used in investing activities was $603,000 for the three months ended March 31, 2000 compared to $259,000 in the same period in 1999. The cash outlays consisted principally of the acquisition of computer equipment, furniture and fixtures.

         As of March 31, 2000, we had cash and short-term investments of $23.5 million. We believe that these funds will be sufficient to finance our presently anticipated operating losses, planned capital expenditure requirements and internal growth for at least the next 18 months.

         We currently have no significant long-term obligations which extend beyond 18 months except in connection with the lease of our current corporate office facility which requires minimum lease payments of approximately $80,000 per month through September 2002, and a new office facility which will require payments of approximately $160,000 per month starting in January 2001 for a period of eight years.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at March 31, 2000 would not cause the fair value of our cash and cash equivalents to change by a material amount. Declines in interest rates over time will however reduce our interest income.

     We considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at March 31, 2000. Our revenue, capital expenditures and nearly all of our expenses are transacted in U.S. dollars. We believe we have minimal exposure to financial market risks associate with changes in foreign currency exchange rates at this time.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     From time to time, the Company is involved in legal proceedings in the ordinary course of business. None of such proceedings are expected to have a material impact on our business, results of operations or financial condition.

ITEMS 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Our Registration Statement (SEC File No. 333-77133) for our initial public offering became effective July 21, 1999, covering an aggregate of 2,645,000 shares of common stock, including the underwriters' over-allotment option. Our use of proceeds from our initial public offering does not represent a material change in the use of proceeds as described in our prospectus dated July 21, 1999, comprising part of our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5: OTHER INFORMATION

         Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


3.3*      Restated Certificate of Incorporation.
3.4*      Amended and Restated Bylaws.
4.1*      Reference is made to Exhibits 3.3 and 3.4.
4.2**     Amended and Restated Registration Rights Agreement, dated as of
          December 31, 1998.
4.3*      Specimen Stock Certificate.
10.1*     Form of Indemnity Agreement with each of our directors and executive officers.
10.2*     1999 Equity Incentive Plan.
10.3*     Form of Stock Option Agreement under the Incentive Plan.
10.4*     Form of Stock Option Grant Notice under the Incentive Plan.
10.5*     1999 Non-Employee Directors' Stock Option Plan.
10.6*     Form of Nonstatutory Stock Option Agreement under the Non-Employee
          Directors' Stock Option Plan (Initial Grant).


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

----
* Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (SEC File No. 333-77133).
** Incorporated by reference to the same numbered exhibit previously filed with the Company's Form 10-K for the year ended December 31, 1999 (SEC File No. 000-24547).

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SCIENTIFIC LEARNING CORPORATION
(Registrant)


/s/ JANE A. FREEMAN
---------------------------------
JANE A. FREEMAN
Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)


Dated: May 9, 2000