Form 10-Q
period 2000-06-30
SCIENTIFIC LEARNING CORP
filed 2000-08-09
CIK 1042173

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



             /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

             /_/  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                    Yes /X/      No / /

         The number of shares of the Registrant's Common Stock, $.001 par value per share, outstanding at July 24, 2000 was 11,272,569.

                         SCIENTIFIC LEARNING CORPORATION

                               INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000


                                                                                                                 PAGE
                           PART I.    FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited):

                  Condensed Balance Sheets as of June 30, 2000 and December 31, 1999......................         3

                  Condensed Statements of Operations for the Three and Six Months
                           Ended June 30, 2000 and 1999...................................................         4

                  Condensed Statements of Cash Flows for the Six Months
                           Ended June 30, 2000 and 1999...................................................         5

                  Notes to Condensed Financial Statements.................................................         6

Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations......................................................         8

Item 3.           Quantitative and Qualitative Disclosures about Market Risk..............................        12


                           PART II.   OTHER INFORMATION

Item 1.           Legal Proceedings.......................................................................        13

Item 2.           Changes in Securities and Use of Proceeds...............................................        13

Item 3.           Defaults Upon Senior Securities.........................................................        13

Item 4.           Submission of Matters to a Vote of Security Holders.....................................        13

Item 5.           Other Information.......................................................................        13

Item 6.           Exhibits and Reports on Form 8-K........................................................        13

                  Signature...............................................................................        15

                                           PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         SCIENTIFIC LEARNING CORPORATION
                            CONDENSED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                       June 30,             December 31,
                                                                         2000                   1999
                                                                   ---------------        ----------------
                                                                     (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                     $       5,923          $       15,662
     Investments in government securities                                 12,115                  13,903
     Accounts receivable, net                                              5,400                   3,472
     Prepaid expenses and other current assets                             1,244                     733
                                                                   ---------------        ----------------
         Total current assets                                             24,682                  33,770
     Property and equipment, net                                           2,216                   1,913
     Other assets                                                          1,377                     641
                                                                   ---------------        ----------------

TOTAL ASSETS                                                       $      28,275          $       36,324
                                                                   ---------------        ----------------
                                                                   ---------------        ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $       1,019          $          802
     Accrued liabilities                                                   1,358                   1,366
     Deferred revenue                                                      5,696                   4,205
                                                                   ---------------        ----------------

         Total current liabilities                                         8,073                   6,373

Other liabilities                                                            195                     211
                                                                   ---------------        ----------------

Total liabilities                                                          8,268                   6,584

Stockholders' equity:
     Common stock                                                         63,771                  62,696
     Deferred compensation                                                  (255)                   (566)
     Accumulated deficit                                                 (43,509)                (32,390)
                                                                   ---------------        ----------------

         Total stockholders' equity                                       20,007                  29,740
                                                                   ---------------        ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $      28,275          $       36,324
                                                                   ---------------        ----------------
                                                                   ---------------        ----------------

See accompanying notes to condensed financial statements.

                         SCIENTIFIC LEARNING CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                    UNAUDITED


                                                        THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------------         -----------------------------------
                                                          2000                1999                  2000                 1999
Revenues:

Programs and products                                    $  3,340            $  1,673             $   6,496             $  2,749
Services                                                      366                 378                   641                  642
                                                     -------------        ------------         -------------         ------------
         Total revenues                                     3,706               2,051                 7,137                3,391

Cost of revenues:

Programs and products                                         571                 279                 1,064                  460
Services                                                      492                 426                   744                  578
                                                     -------------        ------------         -------------         ------------
         Total cost of revenues                             1,063                 705                 1,808                1,038
                                                     -------------        ------------         -------------         ------------

Gross profit                                                2,643               1,346                 5,329                2,353

Operating expenses:

         Sales and marketing                                6,318               3,622                11,405                6,479
         Research and development                           1,430                 828                 2,767                1,657
         General and administrative                         1,494                 905                 2,922                1,851
                                                     -------------        ------------         -------------         ------------

Total operating expenses                                    9,242               5,355                17,094                9,987
                                                     -------------        ------------         -------------         ------------

Operating loss                                             (6,599)             (4,009)              (11,765)              (7,634)

Interest income, net                                          298                  52                   646                  140

                                                     -------------        ------------         -------------         ------------

Net loss                                                 $ (6,301)           $ (3,957)            $ (11,119)            $ (7,494)
                                                     -------------        ------------         -------------         ------------
                                                     -------------        ------------         -------------         ------------

Basic and diluted net loss per share                     $  (0.56)           $  (1.35)            $   (1.01)            $  (2.61)
                                                     -------------        ------------         -------------         ------------
                                                     -------------        ------------         -------------         ------------

Shares used in computing basic and diluted
     net loss per share                                11,250,906           2,940,655            10,979,718            2,872,350
                                                     -------------        ------------         -------------         ------------
                                                     -------------        ------------         -------------         ------------

See accompanying notes to condensed financial statements.

                         SCIENTIFIC LEARNING CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                                            Six months ended June 30,
                                                                                  ---------------------------------------------
                                                                                          2000                     1999
                                                                                  --------------------     --------------------
OPERATING ACTIVITIES:
Net loss                                                                            $    (11,119)                $     (7,494)
Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization                                                           523                          367
     Amortization of deferred compensation                                                   259                          454
     Changes in operating assets and liabilities:
         Accounts receivable                                                              (1,928)                      (1,443)
         Prepaid expenses and other assets                                                (1,247)                      (1,188)
         Accounts payable                                                                    217                          512
         Accrued liabilities                                                                  (8)                        (277)
         Deferred revenues                                                                 1,491                        2,469
         Other liabilities                                                                   (16)                           4
                                                                                  --------------------     --------------------

Net cash used in operating activities                                                    (11,828)                      (6,596)

INVESTING ACTIVITIES:
Sales of government securities                                                             1,788                           --
Purchases of property and equipment, net                                                    (826)                        (668)
                                                                                  --------------------     --------------------

Net cash provided by (used in) investing activities                                          962                         (668)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                                                1,127                           63
Proceeds from issuance of preferred stock, net                                                --                        4,896
Repayments of borrowings under bank line of credit                                            --                         (188)
Repayments of capital lease obligations                                                       --                          (11)
                                                                                  --------------------     --------------------

Net cash provided by financing activities                                                  1,127                        4,760

Decrease in cash and cash equivalents                                                     (9,739)                      (2,504)

Cash and cash equivalents at beginning of period                                          15,662                        6,362
                                                                                  --------------------     --------------------

Cash and cash equivalents at end of period                                          $      5,923                 $      3,858
                                                                                  --------------------     --------------------
                                                                                  --------------------     --------------------

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

INTERIM FINANCIAL INFORMATION

         The interim financial information as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 is unaudited, but includes all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of its financial position at such date and its results of operations and cash flows for those periods.

         These condensed financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

         Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of results that may be expected for any future periods.

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

         The calculation of basic and diluted net loss per share, as well as basic and diluted pro forma net loss per share showing the effect of the conversion of preferred stock to common upon completion of the Company's initial public offering in July 1999, is as follows (in thousands, except share and per share amounts):


                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                             JUNE 30,                             JUNE 30,
                                                    --------------------------          --------------------------
                                                        2000           1999                2000            1999
                                                        ----           ----                ----            ----
                                                            UNAUDITED                            UNAUDITED

Net loss                                                $(6,301)      $(3,957)           $(11,119)        $(7,494)
                                                     ----------     ---------          ----------       ---------
                                                     ----------     ---------          ----------       ---------

Weighted average shares of common stock
outstanding used in computing basic and
diluted net loss per share                           11,250,906     2,940,655          10,979,718       2,872,350
                                                     ----------     ---------          ----------       ---------
                                                     ----------     ---------          ----------       ---------

Basic and diluted net loss per share                     $(0.56)       $(1.35)             $(1.01)         $(2.61)
                                                     ----------     ---------          ----------       ---------
                                                     ----------     ---------          ----------       ---------

Pro forma:

Net loss                                                              $(3,957)                            $(7,494)
                                                                    ---------                           ---------
                                                                    ---------                           ---------

Shares used in computing basic and diluted
net loss per share (from above)                                     2,940,655                           2,872,350

Adjustment to reflect the effect of the
assumed conversion of preferred stock from
the date of issuance                                                5,232,146                           5,216,799
                                                                    ---------                           ---------

Weighted average shares used in computing pro
forma basic and diluted net loss per share                          8,172,801                           8,089,149
                                                                    ---------                           ---------
                                                                    ---------                           ---------

Pro forma basic and diluted net loss per share                         $(0.48)                             $(0.93)
                                                                    ---------                           ---------
                                                                    ---------                           ---------

RECLASSIFICATIONS

         Certain balance sheet accounts as of June 30, 1999 and operating expenses for the three and six months then ended have been reclassified to conform to the presentation adopted in 2000.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, various financial data expressed as a percentage of revenues (unless otherwise noted).


                                   Three Months Ended June 30,                Six Months Ended June 30,
                                 ---------------------------------          ---------------------------------
                                      2000               1999                     2000              1999
                                 --------------     --------------          --------------     --------------
Revenues:
      Programs                         90.1 %             81.6 %                  91.0 %             81.1 %
      Services                          9.9               18.4                     9.0               18.9
        Total revenues                100.0              100.0                   100.0              100.0
Cost of revenues:
      Programs (1)                     17.1               16.7                    16.4               16.7
      Services (2)                    134.4              112.7                   116.1               90.0
        Total cost of                  28.7               34.4                    25.3               30.6
        revenues
Gross margin                           71.3 %             65.6 %                  74.7 %             69.4 %

(1) Program and product costs are expressed as a percentage of program and product revenues.

(2) Service costs are expressed as a percentage of service revenues.

THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1999

     REVENUES. Total revenues increased by $1.7 million, or 80.7%, to $3.7 million for the quarter ended June 30, 2000 and increased by $3.7 million, or 110.5%, to $7.1 million for the six months ended
June 30, 2000, compared to the same periods in 1999. Program and product revenues increased by $1.7 million, or 99.6%, to $3.3 million for the quarter ended June 30, 2000 and increased by $3.7 million, or 136.3%, to $6.5 million for the six months ended June 30, 2000, compared to the same periods in 1999 because of increased program activations in the public school markets partially offset by fewer activations in the speech and language professional channel. In addition, site licenses for public schools, introduced early in 2000, now constitute a majority of public school program sales. Revenue from site licenses is recognized over the life of the license, typically 3 to 12 months. Service revenues decreased by $12,000, or 3.2%, to $366,000 for the quarter ended June 30, 2000 and decreased by $1,000, or less than 1.0%, to $641,000 for the six months ended June 30, 2000 compared to the same periods in 1999 due to a decreased number of professional development seminars, partially offset by revenues from the company's BrainConnection conference.

     COST OF REVENUES. Total cost of revenues increased by $358,000, or 50.8%, to $1.1 million for the quarter ended June 30, 2000, and increased by $770,000, or 74.2%, to $1.8 million for the six months ended June 30, 2000, compared to the same periods in 1999. As a percentage of revenues, cost of revenues decreased to 28.7% from 34.4% for the quarter ended June 30, 2000, and decreased to 25.3% from 30.6% for the six months ended June 30, 2000. Cost of program and product revenues increased to 17.1% from 16.7% for the quarter ended June 30, 2000, due to a change in the product mix, and decreased to 16.4% from 16.7% for the six months ended June 30, 2000, due to lower royalties and because technical support and Internet hosting costs declined as a percentage of revenues. Cost of services revenues increased to 134.4% from 112.7% for the quarter ended June 30, 2000 and increased to 116.1% from 90.0% for the six months ended June 30, 2000, due to costs of training, installations of programs in public schools and the BrainConnection conference. To encourage schools to adopt Fast ForWord, we have offered discounts on training and installation services.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses increased $2.7 million, or 74.4%, to $6.3 million for the quarter ended June 30, 2000, and increased $4.9 million, or 76.0%, to $11.4 million for the six months ended June 30, 2000, compared to the same periods in 1999. This increase was primarily attributable to increased personnel, marketing and travel costs, as well as the costs of the BrainConnection conference.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $602,000, or 72.7%, to $1.4 million for the quarter ended June 30, 2000, and increased $1.1 million, or 67.0%, to $2.8 million for the six months ended June 30, 2000, compared to the same periods in 1999. We expect to continue to invest in research and development in the future as we refine current products and develop additional products based on proprietary technology and our expertise in neuroscience and learning.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $589,000, or 65.1%, to $1.5 million for the quarter ended June 30, 2000, and increased $1.1 million, or 57.9%, to $2.9 million for the six months ended June 30, 2000, compared to the same periods in 1999. This increase was primarily attributable to increased personnel, consulting, legal and travel costs.

     PROVISION FOR INCOME TAXES. We recorded no provision for income taxes in the quarters and six months ended June 30, 2000 and June 30, 1999 as we incurred losses during such periods.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities was $11.8 million for the six months ended June 30, 2000 compared to $6.6 million in the same period in 1999. This increase was primarily attributable to operating losses of $11.1 million and increases in accounts receivable and prepaid expenses and other assets of $1.9 million and $1.2 million, respectively, partially offset by increases in deferred revenue of $1.5 million and non-cash expenses. The increase in accounts receivable and deferred revenue is due to high billing volumes in June, 2000. The increase in prepaid expenses and other assets is due primarily to increased inventory and capitalization of research and development expenditures.

         Cash provided by investing activities was $962,000 for the six months ended June 30, 2000 compared to $668,000 used in the same period in 1999. Cash was provided by sales of government securities of $1.8 million partially offset by purchases of computer equipment, furniture and fixtures.

         As of June 30, 2000, we had cash and short-term investments of $18.0 million. We believe that these funds will be sufficient to finance our presently anticipated operating losses, planned capital expenditure requirements and internal growth.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at June 30, 2000 would not cause the fair value of our cash and cash equivalents to change by a material amount. Declines in interest rates over time will however reduce our interest income.

         We considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at June 30, 2000. Our revenue, capital expenditures and nearly all of our expenses are transacted in U.S. dollars. We believe we have minimal exposure to financial market risks associated with changes in foreign currency exchange rates at this time.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.3*              Restated Certificate of Incorporation.
3.4*              Amended and Restated Bylaws.
4.1*              Reference is made to Exhibits 3.3 and 3.4.
4.2**             Amended and Restated Registration Rights Agreement, dated as of December 31, 1998.
4.3*              Specimen Stock Certificate.
10.1*             Form of Indemnity Agreement with each of our directors and executive officers.
10.2              1999 Equity Incentive Plan, as amended.
10.3*             Form of Stock Option Agreement under the Incentive Plan.
10.4*             Form of Stock Option Grant Notice under the Incentive Plan.
10.5*             1999 Non-Employee Directors' Stock Option Plan.
10.6*             Form of Nonstatutory Stock Option Agreement under the
                  Non-Employee Directors' Stock Option Plan (Initial Grant).
10.7*             Form of Nonstatutory Stock Option Agreement under the
                  Non-Employee Directors' Stock Option Plan (Annual Grant).

10.8*             1999 Employee Stock Purchase Plan.
10.9*             Form of 1999 Employee Stock Purchase Plan Offering under the
                  Employee Stock Purchase Plan.
10.10*            Consulting Agreement, dated as of September 20, 1996, with
                  Dr. Michael M. Merzenich, as modified on January 19, 1998.
10.11*            Consulting Agreement, dated as of September 19, 1996, with
                  Dr. Paula A. Tallal, as modified on January 22, 1998.
10.13*            Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California.
10.14*            Lease Agreement, dated as of July 31, 1997, with
                  GBC-University Associates, L.P.
10.15*            Securities Purchase Agreement, dated September 24, 1996, with
                  Warburg, Pincus Ventures, L.P.
10.16             Lease, dated as of March 20, 2000, with Rotunda Partners II.
27                Financial Data Schedule
----
* Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (SEC File No. 333-77133).
** Incorporated by reference to the same numbered exhibit previously filed with the Company's Form 10-K for the year ended December 31, 1999 (SEC File No. 000-24547).

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

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


Dated: July 27, 2000