Form 10-Q
period 2000-09-30
SCIENTIFIC LEARNING CORP
filed 2000-11-14
CIK 1042173

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                 Yes |X| No |_|

         The number of shares of the Registrant's Common Stock, $.001 par value per share, outstanding at October 27, 2000 was 11,336,278.

                         SCIENTIFIC LEARNING CORPORATION

                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                                                                               PAGE

                          PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited):

          Condensed Balance Sheets as of September 30, 2000 and December 31, 1999.................3

          Condensed Statements of Operations for the Three and Nine Months
                   Ended September 30, 2000 and 1999..............................................4

          Condensed Statements of Cash Flows for the Nine Months
                   Ended September 30, 2000 and 1999..............................................5

          Notes to Condensed Financial Statements.................................................6

Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations......................................................9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..............................13


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.......................................................................14

Item 2.   Changes in Securities and Use of Proceeds...............................................14

Item 3.   Defaults Upon Senior Securities.........................................................14

Item 4.   Submission of Matters to a Vote of Security Holders.....................................14

Item 5.   Other Information.......................................................................14

Item 6.   Exhibits and Reports on Form 8-K........................................................14

          Signature...............................................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         SCIENTIFIC LEARNING CORPORATION
                            CONDENSED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                     September 30,    December 31,
                                                                          2000            1999
                                                                     -------------    ------------
                                                                      (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                       $       3,733    $     15,662
     Investments in government securities                                    9,108          13,903
     Accounts receivable, net                                                4,115           3,472
     Prepaid expenses and other current assets                               1,782             733
                                                                     -------------    ------------

        Total current assets                                                18,738          33,770
     Property and equipment, net                                             2,009           1,913
     Other assets                                                            1,887             641
                                                                     -------------    ------------

TOTAL ASSETS                                                         $      22,634    $     36,324
                                                                     =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
     Accounts payable                                                $         971    $        802
     Accrued liabilities                                                       903           1,366
     Deferred revenue                                                        4,207           4,205
                                                                     -------------    ------------
        Total current liabilities                                            6,081           6,373

Other liabilities                                                              186             211
                                                                     -------------    ------------
Total liabilities                                                            8,268           6,584

Stockholders' equity:
     Common stock                                                           64,180          62,696
     Deferred compensation                                                    (142)           (566)
     Accumulated deficit                                                   (47,671)        (32,390)
                                                                     -------------    ------------

         Total stockholders' equity                                         16,367          29,740
                                                                     -------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $      22,634    $     36,324
                                                                     =============    ============

           See accompanying notes to condensed financial statements.

                         SCIENTIFIC LEARNING CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                    UNAUDITED

                                                  THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                  ---------------------------------     ---------------------------------
                                                      2000                1999              2000                1999
                                                  -------------       -------------     -------------       -------------
Revenues:
Programs and products                             $       4,200       $       3,606     $      10,696       $       6,355
Services                                                    287                 295               928                 937
                                                  -------------       -------------     -------------       -------------
         Total revenues                                   4,487               3,901            11,624               7,292

Cost of revenues:

Programs and products                                       698                 509             1,762                 969
Services                                                    258                 428             1,002               1,006
                                                  -------------       -------------     -------------       -------------
         Total cost of revenues                             956                 937             2,764               1,975
                                                  -------------       -------------     -------------       -------------

Gross profit                                              3,531               2,964             8,860               5,317

Operating expenses:

         Sales and marketing                              4,537               3,264            15,942               9,743
         Research and development                         1,504               1,332             4,271               2,989
         General and administrative                       1,898                 980             4,820               2,831
                                                  -------------       -------------     -------------       -------------

Total operating expenses                                  7,939               5,576            25,033              15,563
                                                  -------------       -------------     -------------       -------------

Operating loss                                           (4,408)             (2,612)          (16,173)            (10,246)

Interest income, net                                        246                 316               892                 456

                                                  -------------       -------------     -------------       -------------

Net loss                                          $      (4,162)      $      (2,296)    $     (15,281)      $      (9,790)
                                                  =============       =============     =============       =============

Basic and diluted net loss per share              $       (0.37)      $       (0.26)    $       (1.38)      $       (2.02)
                                                  =============       =============     =============       =============

Shares used in computing basic and diluted
     net loss per share                              11,293,297           8,762,145        11,084,896           4,857,189
                                                  =============       =============     =============       =============

           See accompanying notes to condensed financial statements.

                         SCIENTIFIC LEARNING CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                                Nine months ended September 30,
                                                                                -------------------------------
                                                                                    2000               1999
                                                                                ------------       ------------
OPERATING ACTIVITIES:
Net loss                                                                        $    (15,281)      $     (9,790)
Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization                                                       788                577
     Amortization of deferred compensation                                               372                639
     Changes in operating assets and liabilities:
         Accounts receivable                                                            (643)            (1,312)
         Prepaid expenses and other assets                                            (2,295)            (1,871)
         Accounts payable                                                                169               (264)
         Accrued liabilities                                                            (463)               (79)
         Deferred revenues                                                                 2              1,613
         Other liabilities                                                               (25)                 3
                                                                                ------------       ------------

Net cash used in operating activities                                                (17,376)           (10,484)

INVESTING ACTIVITIES:
Sales of government securities                                                         4,795                 --
Purchases of property and equipment, net                                                (884)              (985)
Restricted cash deposit                                                                   --                280
                                                                                ------------       ------------

Net cash provided by (used in) investing activities                                    3,911               (705)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                                            1,536             34,794
Proceeds from issuance of preferred stock, net                                            --              4,896
Borrowings under equipment financing loan                                                                   476

Repayments of borrowings under equipment financing loan                                   --               (491)
Repayments of capital lease obligations                                                   --                (17)
Cost of initial public offering of common stock                                                          (1,043)
                                                                                ============       ============

Net cash provided by financing activities                                              1,536             38,615
                                                                                ------------       ------------
(Decrease) increase in cash and cash equivalents                                     (11,929)            27,426

Cash and cash equivalents at beginning of period                                      15,662              6,362
                                                                                ------------       ------------
Cash and cash equivalents at end of period                                      $      3,733       $     33,788
                                                                                ============       ============

           See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         Scientific Learning Corporation (the "Company") was incorporated on November 30, 1995 in the State of California and was reincorporated on May 2, 1997 in the State of Delaware. The Company commenced operations in February 1996. The Company operates in one business segment, which is the development, marketing and sale of proprietary training software and other education products and services designed to increase human learning and performance. The Company's revenues have been derived primarily from the Fast ForWord(R) family of programs, which are designed to improve language and reading skills. The Company's products are delivered through a variety of distribution channels, including sales to public schools, speech and language professionals in private practice and direct-to-consumer channels.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INTERIM FINANCIAL INFORMATION

         The interim financial information as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 is unaudited, but includes all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of its financial position at such date and its results of operations and cash flows for those periods.

         These condensed financial statements and accompanying notes should be read in conjunction with the Company's audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

         Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for any future periods.

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

         The calculation of basic and diluted net loss per share, as well as basic and diluted pro forma net loss per share showing the effect of the conversion of preferred stock to common upon completion of the Company's initial public offering in July 1999, is as follows (in thousands, except share and per share amounts):

                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                                 ------------------------         ---------------------------
                                                   2000          1999               2000            1999
                                                 ----------    ----------         -----------      ----------
                                                        UNAUDITED                         UNAUDITED
Net loss                                         $   (4,162)   $   (2,296)        $   (15,281)     $   (9,790)
                                                 ==========     =========          ==========       =========

Weighted average shares of common stock
outstanding used in computing basic and
diluted net loss per share                       11,293,297     8,762,145          11,084,896       4,857,189
                                                 ==========     =========          ==========       =========

Basic and diluted net loss per share             $    (0.37)    $   (0.26)         $    (1.38)      $   (2.02)
                                                 ==========     =========          ==========       =========

Pro forma:

Net loss                                                        $  (2,296)                          $  (9,790)
                                                                =========                           =========

Shares used in computing basic and diluted
net loss per share (from above)                                 8,762,145                           4,857,189

Adjustment to reflect the effect of the
assumed conversion of preferred stock from
the date of issuance                                            1,194,294                           3,871,405
                                                                ---------                           ---------

Weighted average shares used in computing pro
forma basic and diluted net loss per share                      9,956,439                           8,728,594
                                                                =========                           =========

Pro forma basic and diluted net loss per share                  $   (0.23)                          $   (1.12)
                                                                =========                           =========

RECLASSIFICATIONS

         Certain balance sheet accounts as of September 30, 1999 and operating expenses for the three and nine months then ended have been reclassified to conform to the presentation adopted in 2000.

2. COMPREHENSIVE LOSS

         The Company has no items of other comprehensive income (loss), and accordingly the comprehensive loss is the same as the net loss for all periods reported.

3. LEGAL PROCEEDINGS

         A class action lawsuit was filed against the Company and certain of its officers and directors on August 22, 2000 in U.S. District Court for the Northern District of California, on behalf of a class of persons, including all persons who traded in the common stock of the Company during the period May 1 through July 11, 2000. The Company is confident that the insurance will cover any damages that may occur as a result of this lawsuit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis contains forward-looking statements that are subject to the safe harbor created by Section 27A of the federal securities law. Such statements include, among others, statements relating to trends in revenue, sales, margins and expenses, and the drivers behind those trends; trends in market channels; the acceptance of site licensing; and projected levels of financial resources. Numerous risks and uncertainties could cause actual results to differ materially. These risks and uncertainties include the factors discussed and referred to below under the heading "Factors That May Affect Quarterly Results of Operations." All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

         The following should be read in conjunction with the audited financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 1999.

OVERVIEW

         We develop, market and sell proprietary training software and other educational products and services. Our programs, products and services are based on research on how the brain works and are designed to increase human learning and performance. Language and reading skills are the foundation for all learning, and we have developed programs to help children, adolescents and adults learn how to read or become better readers. Our language and reading programs, Fast ForWord Language (formerly known as Fast ForWord), Fast ForWord Language to Reading (formerly known as Step 4word) and Fast ForWord Middle & High School (formerly known as 4wd), are intensive, computer-based training programs that focus on improving critical language and reading skills. Fast ForWord Language was launched in 1997, Fast ForWord Language to Reading in 1998 and Fast ForWord Middle & High School in 1999. These training programs are based on scientific research and have been extensively field-tested. In 1999, we also began selling Reading Edge, a language and reading assessment product, the Fast ForWord Basics (formerly known as Away We Go!) family of software and storybooks, and Fast ForWord Professional Training (self-paced) (formerly known as CrossTrain) professional development software.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, various financial data expressed as a percentage of revenues (unless otherwise noted).

                                        Three Months Ended September 30             Nine Months Ended September 30
                                     --------------------------------------     --------------------------------------
                                           2000                 1999                   2000                 1999
                                     ----------------     -----------------     -----------------     ----------------
Revenues:
      Programs and products                 93.6%               92.4%                 92.0%                 87.2%
      Services                               6.4                 7.6                   8.0                  12.8

        Total revenues                     100.0               100.0                 100.0                 100.0
Cost of revenues:
      Programs and products (1)             16.6                14.1                  16.5                  15.2
      Services (2)                          89.9               145.1                 108.0                 107.4
        Total cost of revenues              21.3                24.0                  23.8                  27.1
Gross margin                                78.7%               76.0%                 76.2%                 72.9%


(1) Program and product costs are expressed as a percentage of program and product revenues.
(2) Service costs are expressed as a percentage of service revenues.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

     REVENUES. Total revenues increased by $586,000, or 15.0%, to $4.5 million for the quarter ended September 30, 2000 and increased by $4.3 million, or 59.4%, to $11.6 million for the nine months ended September 30, 2000, compared to the same periods in 1999. Program and product revenues increased by $594,000, or 16.5%, to $4.2 million for the quarter ended September 30, 2000 and increased by $4.3 million, or 68.3%, to $10.7 million for the nine months ended September 30, 2000, compared to the same periods in 1999. The company's revenue growth has been derived from increased sales to public schools, while revenues through the private channel declined. During the three and nine month periods ended September 30, public school revenues increased 141% and 220%, respectively, and represented 68% and 59% of total revenues, respectively. Site license packages for public schools, introduced early in 2000, now constitute a majority of public school program sales. Revenue from site licenses is recognized over the life of the license, typically 3 to 12 months. Service revenues decreased by $8,000, or 2.7%, to $287,000 for the quarter ended September 30, 2000 and decreased by $9,000, or less than 1.0%, to $928,000 for the nine months ended September 30, 2000 compared to the same periods in 1999 due to a decreased number of professional development seminars, partially offset by revenues from public school training seminars and conferences.

     COST OF REVENUES. Total cost of revenues increased by $19,000, or 2.0%, to $956,000 for the quarter ended September 30, 2000, and increased by $789,000, or 39.9%, to $2.8 million for the nine months ended September 30, 2000, compared to the same periods in 1999. Cost of revenues decreased to 21.3% of revenues from 24.0% of revenues for the quarter ended September 30, 2000, and decreased to 23.8% from 27.1% for the nine months ended September 30, 2000. Cost of program and product revenues increased to 16.6% from 14.1% for the quarter ended September 30, 2000, due to a change in the product mix partially offset by lower royalty rates, and increased to 16.5% from 15.2% for the nine months ended September 30, 2000, due to product mix partially offset by lower royalty rates. Cost of services revenues decreased to 89.9% from 145.1% for the quarter ended September 30, 2000 and increased marginally to 108.0% from 107.4% for the nine months ended September 30, 2000, due to costs of trainings and installations of programs in public schools.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses increased $1.3 million, or 39.0%, to $4.5 million for the quarter ended September 30, 2000, and increased $6.2 million, or 63.6%, to $15.9 million for the nine months ended September 30, 2000, compared to the same periods in 1999. This increase was primarily attributable to increased personnel, marketing and travel costs.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $172,000, or 12.9%, to $1.5 million for the quarter ended September 30, 2000, and increased $1.3 million, or 42.9%, to $4.3 million for the nine months ended September 30, 2000, compared to the same periods in 1999. We expect to continue to invest in research and development in the future as we refine current products and develop additional products based on proprietary technology and our expertise in neuroscience and learning.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $918,000, or 93.7%, to $1.9 million for the quarter ended September 30, 2000, and increased $2 million, or 70.3%, to $4.8 million for the nine months ended September 30, 2000, compared to the same periods in 1999. This increase was primarily attributable to increased personnel, consulting, legal and travel costs. During the third quarter of 2000, the company accrued for the non-reimbursable portion of legal expenses associated with a class action lawsuit against the company and certain of its officers and directors, and expensed the legal and other costs for a transaction, which was not completed earlier in the year.

     PROVISION FOR INCOME TAXES. We recorded no provision for income taxes in the three and nine months ended September 30, 2000 and September 30, 1999 as we incurred losses during such periods.

FACTORS THAT MAY AFFECT QUARTERLY RESULTS OF OPERATIONS

         Our quarterly operating results have varied significantly in the past and are expected to fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. Factors that may affect our quarterly operating results include those discussed herein within this quarterly report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 1999, under the headings "Business - Risk Factors" and "Management's Discussion and Analysis", and as disclosed in other documents filed with the Securities and Exchange Commission. Significant fluctuations in future quarterly operating results may be caused by many factors including, among others:

         - the demand for technology-based education and training programs and products;

         - the long sales cycle of our products;

         - the extent of educators' reliance on standards and text scores;

         - the size and timing of product orders and implementation;

         - our ability to continue to demonstrate the efficacy of our programs, products and services;

         - the revenue mix among our programs, products and services;

         - the timely development, introduction and market acceptance of our existing and future products, if any;

         - the pricing, marketing and sales strategies of our programs, products and services and the programs, products and services of our competitors;

         - seasonality in product purchase and usage;

         - competitive conditions;

         - our ability to attract and retain experienced personnel;

         - the availability of government funding for purchases of our products and the general availability of funding for public schools;

         - public school calendars and budget cycles;

         - our ability to protect and maintain our intellectual property rights;

         - the number and timing of Fast ForWord training seminars for educators, speech and language professionals and other professionals; and

         - general economic and market conditions.

         We cannot assure you that we will be able to predict our future revenues accurately, and we may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of revenues in relation to our expectations could cause significant fluctuations in quarterly operating results, which could have a material adverse effect on our business, financial condition and results of operations.

         Demand for our programs and services is subject to various seasonal influences which can vary depending on the distribution channel being employed. We do not have sufficient operating experience in our various distribution channels to predict the overall effect of various seasonal factors and their effect on future quarterly operating results. We believe that, because of the intensive nature of our training programs, demand for our programs from speech and language professionals in private practice may be lower during the school year than in the summer. We also experience seasonality in the public school market due to public school calendars and budget cycles.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities was $17.4 million for the nine months ended September 30, 2000 compared to $10.5 million in the same period in 1999. This increase was primarily attributable to operating losses of $15.3 million, and increases in accounts receivable and prepaid expenses and other current assets of $643,000 and $2.3 million, respectively, partially offset by non-cash expenses. The increase in accounts receivable is due to high sales volumes in September 2000. The increase in prepaid expenses and other assets is due primarily to increased inventory and capitalization of research and development expenditures.

         Cash provided by investing activities was $3.9 million for the nine months ended September 30, 2000 compared to $705,000 used in the same period in 1999. Cash was provided by sales of government securities of $4.8 million partially offset by purchases of computer equipment, furniture and fixtures.

         As of September 30, 2000, we had cash and short-term investments of $12.8 million. We believe that these funds will be sufficient to finance our presently anticipated operating losses, planned capital expenditure requirements and internal growth.

         We currently have no significant long-term obligations which extend beyond 18 months except in connection with the lease of our current corporate office facility which requires minimum lease payments of approximately $80,000 per month through September 2002, and a new office facility which will require payments of approximately $160,000 per month starting in February 2001 for a period of eight years.

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

         We considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at September 30, 2000. Our revenue, capital expenditures and nearly all of our expenses are transacted in U.S. dollars. We believe we have minimal exposure to financial market risks associated with changes in foreign currency exchange rates at this time.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         A class action lawsuit was filed against the Company and certain of its officers and directors (Sheryle Bolton, William Jenkins, Frank Mattson, Michael Merzenich and Paula Tallal) on August 22, 2000 in U.S. District Court for the Northern District of California, on behalf of a class of persons, including all persons who traded in the common stock of the Company during the period May 1 through July 11, 2000. The suit, STITT V. SCIENTIFIC LEARNING CORPORATION, ET AL, Case No. C 00 3014, alleges that the defendants made false and misleading statements and/or failed to disclose information, during the class period, concerning the Company's projected revenues for the second quarter of 2000, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10 b-5 promulgated there under. The complaint seeks damages in an unspecified amount. The Company intends to defend the action vigorously.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.3*         Restated Certificate of Incorporation.
3.4*         Amended and Restated Bylaws.
4.1*         Reference is made to Exhibits 3.3 and 3.4.
4.2**        Amended and Restated Registration Rights Agreement, dated as of
             December 31, 1998.
4.3*         Specimen Stock Certificate.
10.1*        Form of Indemnity Agreement with each of our directors and executive officers.
10.2***      1999 Equity Incentive Plan, as amended.

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

10.16***     Lease, dated as of March 20, 2000, with Rotunda Partners II.
27           Financial Data Schedule

------------------
* Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (SEC File No. 333-77133).

** Incorporated by reference to the same numbered exhibit previously filed with the Company's Form 10-K for the year ended December 31, 1999 (SEC File No. 000-24547).

*** Incorporated by reference to the same numbered exhibit previously filed with the Company's Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 000-24547)

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTIFIC LEARNING CORPORATION
(Registrant)

-----------------------------------
JANE A. FREEMAN
Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)

Dated: November 13, 2000