Form 10-Q/A
period 2000-06-30
SCIENTIFIC LEARNING CORP
filed 2001-02-21
CIK 1042173

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

/x/	AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

/ /	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File number # 000-24547

Scientific Learning Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3234458 (I.R.S. Employer Identification No.)

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    On May 18, 2000, the Company held its annual meeting of stockholders. At the meeting, the following matters were voted upon.

    Proposal I—Election of Directors. Each of the three nominees was elected, as follows:

Nominee	Vote for Nominee	Vote Withheld from Nominee
Carleton A. Holstrom	10,010,251	2,630
Dr. Paula A. Tallal	10,010,544	2,337
James E. Thomas	10,010,251	2,630

    Proposal II—Approval of the amendment of the Company's 1999 Equity Incentive Plan, to increase the number of shares authorized for issuance thereunder. The proposal was passed, as follows:

Votes For	8,216,246
Votes Against	679,187
Abstentions	5,703
Non-vote	1,111,745

    Proposal III—Ratification of the selection of Ernst & Young LLP as independent accountants for the Company for the 2000 fiscal year. The proposal was passed, as follows:

Votes For	9,995,355
Votes Against	14,618
Abstentions	2,908

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTIFIC LEARNING CORPORATION (Registrant)
/s/ JANE A. FREEMAN Jane A. Freeman Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)
Dated: February 12, 2001

QuickLinks

PART II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
SIGNATURE