Form 10-K
period 2000-12-31
SCIENTIFIC LEARNING CORP
filed 2001-03-30
CIK 1042173

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 2000; or

/ / Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the transition period from ___________ to _________________


                          COMMISSION FILE NO. 000-24547

                             ----------------------

                         SCIENTIFIC LEARNING CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   94-3234458
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

    300 FRANK OGAWA PLAZA, SUITE 500
                OAKLAND, CA                             94612-2040
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes : /X/        No:  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 28, 2001 as reported on the Nasdaq National Market, was approximately $19,200,000. Shares of Common Stock held by each executive officer and director and by certain persons who owned 5% or more of the registrant's outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of Wednesday, February 28, 2001 the Registrant had outstanding 11,420,366 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders to be held on May 31, 2001, at 300 Frank H. Ogawa Plaza, Suite 500, Oakland, CA 94612-2040 are incorporated by reference in Part III.

                                TABLE OF CONTENTS

PART I                                                                          `      PAGE NO
                                                                                       -------
Item 1.     Business...................................................................      3
Item 2      Properties.................................................................     17
Item 3.     Legal Proceedings..........................................................     17
Item 4.     Submission of Matters to a Vote of Security Holders........................     18


PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters......     22
Item 6.     Selected Financial Data....................................................     23
Item 7.     Management's Discussion and Analysis of Financial Condition and Results
                of Operations..........................................................     24
Item 7A     Quantitative and Qualitative Disclosures about Market Risk.................     29
Item 8.     Financial Statements and Supplementary Data................................     30
Item 9.     Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure...................................................     45


PART III

Item 10.    Directors and Executive Officers of the Registrant.........................     46
Item 11.    Executive Compensation.....................................................     46
Item 12.    Security Ownership of Certain Beneficial Owners and Management.............     46
Item 13.    Certain Relationships and Related Transactions.............................     46


PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........     47

SIGNATURES  ...........................................................................     49

                                     PART 1

ITEM 1.   BUSINESS

We develop, market and sell products and services that are based on more than 25 years of brain and language research and are designed to increase human learning and performance. Our goal is to become the leading provider of software and other educational products and services based on the study of how the brain learns. To date, our primary focus has been on training programs that build the language and reading skills that are the foundation for learning. We have developed and introduced a suite of software programs, the Fast ForWord(R) Family, designed to help children, adolescents and adults with language comprehension, learning how to read and becoming better readers. BrainConnection.com is a comprehensive web-based information source about the brain and learning, which provides a wide range of written, graphical, audio and interactive content, skill assessments and targeted e-commerce resources for educators, parents, and others interested in the learning process.

We assist educators, parents and speech and language and other professionals with integrating our programs into existing educational programs. We provide professional training, installation and implementation services and technical and other support. We provide ongoing performance analysis to those supervising training program participants.

We are a Delaware corporation. We incorporated in 1995 in California under the name Scientific Learning Principles Corporation and reincorporated in 1997 in Delaware under our present name, Scientific Learning Corporation.

SOFTWARE PROGRAMS

We combine more than 25 years of brain and language research with technological advancements to create innovative learning products and information services. Our current suite of products assess language comprehension and reading skills, prepare individuals for reading, assist in learning to read and aid in becoming better readers. Reading Edge(TM) is our computer-based screening and assessment tool designed to evaluate language comprehension and early reading skills. Fast ForWord Basics(TM) helps children learn key language and cognitive skills that are needed for success in pre-kindergarten through grade two. Most of our family of language and reading training programs use intensive, computer-controlled training exercises that automatically adapt to each user's performance to modify the manner in which the brain processes language. In addition, they provide cross-training in key executive function skills, which are the organizational skills necessary for thinking, such as short-term memory and determining the sequence of events. Our initial training program, Fast ForWord Language(TM), focuses on oral language comprehension and executive function skills critical to learning how to read or becoming a better reader. Fast ForWord Language to Reading(TM) trains critical reading skills as well as providing additional training on the language comprehension skills addressed in Fast ForWord Language. Fast ForWord Reading(TM), introduced in 2000, is designed to rapidly and systematically build reading skills, focusing on the skills that correlate directly to school curriculum standards. Fast ForWord Middle and High School(TM), uses a graphical user interface designed for middle and high school students to train language comprehension and critical reading skills. ReWord(TM), introduced in 2000, is a flexible program designed to improve language and organizational skills for adults

FAST FORWORD FAMILY OF PROGRAMS

The Fast ForWord family of programs helps students rapidly improve language and reading skills. Together, they provide a sequence of programs from the development of the oral language comprehension skills that are the foundation for reading through basic reading skills. The programs are sold both on an individual basis and bundled with service packages to suit schools' needs.

FAST FORWORD LANGUAGE
Fast ForWord Language, launched in March 1997 as Fast ForWord, is an intensive, computer-based training program, which has the look and feel of a computer game. Fast ForWord Language is designed to keep students engaged and entertained during the thousands of repetitions necessary to improve a student's language skills. The words and sentences used in the Fast ForWord Language exercises have been electronically modified to expand and enhance the rapidly changing phonetic elements within natural speech. As a student's skill level advances, the exercises become increasingly difficult, driving the student to continually increase his or her rate of oral language processing. At the most difficult level of each exercise, the student is presented with natural, unmodified speech. The exercises also cross-train the student in other critical language skills and executive function skills. These skills are necessary for a solid foundation for learning to read or becoming a better reader. The program adjusts to the student's skill level and ongoing performance so that the student is making correct responses approximately 80% of the time. This adjustment is designed to keep the program challenging and engaging, while allowing the student to generate a feeling of accomplishment and to avoid failure, which can be discouraging and detrimental to learning.

The Fast ForWord Language program is designed to be used for 100 minutes per day, five days a week for four to eight weeks. The professional supervising the individual's use of the program can follow and analyze the participant's data through SLc Lesson, which uses our patented Internet and database technology.

Field studies we conducted of Fast ForWord Language with an aggregate of approximately 900 participants show that 90% of participants identified as having language and reading problems showed statistically significant gains in language comprehension skills, achieving, on average, one to two years of improvement in language and related reading skills after four to eight weeks of Fast ForWord Language training. Recent independent and third party studies have confirmed the positive impact of Fast ForWord Language. Based on extensive interviews with parents and educators, students who have completed the Fast ForWord Language program are generally reported to have shown substantial improvements in both self-esteem and confidence as their communication skills improved. We believe our training programs can improve the language and related reading skills of most users.

FAST FORWORD LANGUAGE TO READING
Fast ForWord Language to Reading, formerly Step 4word, was launched in October 1998 and is a computer-based training program that trains reading and oral language skills. Fast ForWord Language to Reading provides focused practice in language comprehension skills for students who have basic oral language proficiency. Building on that foundation, Fast ForWord Language to Reading also trains reading skills such as word decoding, sound-letter recognition and visual tracking. Word decoding enables a student to build associations between word sounds, written representations of words and meaning. Sound-letter recognition is the ability to translate letters into spoken words. We believe that being able to process rapid sound-letter associations is critical to being able to read. Fast ForWord Language to Reading also provides training exercises that reinforce left-to-right reading patterns for students who may need to improve their visual tracking.

The Fast ForWord Language to Reading program is designed to be used for 90 minutes per day, five days a week for four to eight weeks. As with Fast ForWord, Fast ForWord Language to Reading results can be monitored through SLc Lesson.

FAST FORWORD MIDDLE AND HIGH SCHOOL
Fast ForWord Middle and High School, formerly 4wd, was launched in November 1999 and is a computer-based training program that is designed specifically for middle and high school students and adults. Fast ForWord Middle and High School offers the same benefits of Fast ForWord but with graphics, story lines and content tailored for an older population. Fast ForWord Middle and High School combines electronically modified speech with cross-training in critical language and reading skills in a manner that automatically adjusts to each user's performance. This program enables participants to track their own cumulative progress without connecting to the Internet as well as permitting results to be monitored through SLc Lesson.

FAST FOR WORD READING
Fast ForWord Reading, introduced in 2000, is a computer-based training program that is designed to systematically and rapidly build reading skills, focusing on the skills that correlate directly to school curriculum standards, including: word recognition and fluency, advanced decoding, spelling and vocabulary, and passage comprehension. The Fast ForWord Reading training schedule is flexible, allowing educators to choose exercises and training times that match the needs of each student. The exercises adjust automatically to a student's skill level, and the program's Progress Viewer(TM) provides regular updates to the student and the teacher on each student's progress.

FAST FORWORD BASICS
Fast ForWord Basics, formerly Away We Go!-Professional, was introduced in 1999 and is comprised of seven interactive modules that each focus on key skills needed for success in grades pre-K through 2, such as recognition of colors and shapes, and provides practice in memory, using and manipulating phonemes, letter-name association, word recognition, fine motor control, and hand-eye coordination. Its modular format allows professionals to choose which modules a child will play, providing customized game sessions tailored to a child's interests or needs.

FAST FORWORD BOOKSHELF
Fast ForWord Bookshelf, formerly Away We Go! Bookshelf-Professional introduced in 1999, is comprised of proprietary stories presented in both an interactive CD ROM format and a four-color printed format. These stories are designed as a companion to the Fast ForWord Basics skill-building software and provide exposure to appropriate spoken and written language content; thereby supporting the training related to phonemes in Fast ForWord Basics skill-building software games. It contains four different levels of acoustically modified speech as well as natural speech.

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

REWORD
ReWord, introduced in 2000, is an intensive, computer-based training program that uses adaptive and interactive technologies to cross-train the brain on critical language and organizational skills. This new language training program was specifically designed in conjunction with speech and language professionals for use by them with their adult clients. These adults may desire improvement of their language skills due to a variety of situations, including aphasia due to stroke or traumatic brain injury, Pervasive Development Disorder (PDD)/autism, or other cognitive impairment. ReWord was designed to use the speech and language professional's judgment to customize the early stage exercises to the adult's language training needs. The training program begins with exercises that can be individualized in pace and intensity to assist each adult in preparing for more rigorous training exercises in the program.

AWAY WE GO! AND AWAY WE GO! BOOKSHELF
Home versions of Fast ForWord Basics and Fast ForWord Bookshelf are marketed to consumers under the brand name Away We Go!. Away We Go! Bookshelf does not use acoustically modified speech.

READING EDGE
Reading Edge is a computer-based screening and assessment product designed to evaluate early reading skills. Reading Edge helps identify students who may be at risk for reading problems in grades K-2 and provides later screening of older students who may be experiencing reading difficulties. Reading Edge's animated games provide fast and reliable measurements for evaluating proficiency in essential skill areas that are strong predictors of future reading success, including phonological memory, phonological awareness, phonemic decoding and letter identification. The educator version of Reading Edge provides a rapid forward assessment tool. The home version incorporates the assessment functionality with engaging games that encourage practice of important reading skills. Reading Edge has been tested with children in grades K-2. We acquired Reading Edge in 1999 from the successor to its developer.

CROSSTRAIN
CrossTrain, launched in November 1999, is a professional development package for educators and speech and language and other professionals that contains all the tools and information necessary to offer our family of language and reading training programs. The package includes videos, CD ROMs and printed materials. Other training materials are available on the Web. CrossTrain offers the same comprehensive content as our professional development seminars but in a self-paced tutorial that is more convenient.

SERVICES

BRAINCONNECTION.COM

In 1999 we launched BrainConnection, offering an interactive Web site, conferences for educators, and online professional development. BrainConnection provides practical and easily understandable information about how the brain works and how students learn. The BrainConnection.com Web site targets decision-makers in education, policy-makers, front-line educators, clinical professionals and parents with: (1) articles by leading authors in the area of education and brain research, as well as interviews with well-recognized experts in reading, education, psychology and neuroscience; (2) Web-based games and tools that offer fun online activities as they screen for language and reading skills; (3) audio programming related to a variety of learning and behavioral issues; (4) a gallery of illustrations and interactives that are downloadable for classroom or clinical use; (5) quizzes and classroom instructional tools to illustrate how the brain works; (6) current news articles covering relevant topics and events related to the brain, learning and education; and (7) an online store for purchasing learning-related products. Throughout the site, informative "side-bars" offer links to information about our products that relate to the topics that are discussed.

The BrainConnection to Education forums for educators target educational decision-makers who can influence the policies, curriculum decisions, and funding that impact students. These select gatherings feature presentations by well-known scientists and practicing educators and administrators with expertise in the fields of education and learning. In addition, presentations made by our customers offer attendees concrete case studies on how technology and advances in neuroscience can impact student achievement.

In 2000, we introduced BrainConnection Professional Development courses to the Web site. These on-line courses offer practicing educators foundational information with courses such as "The Developing Brain", "Language and the Brain", and "The Reading Brain".

PROFESSIONAL DEVELOPMENT SEMINARS

To assist educators, parents and speech and language and other professionals, we provide educational seminars on the latest in brain research, the connection between oral language comprehension and learning to read, and the practical application of the Fast ForWord family of programs. Typically, workshops are one-day intensive training seminars for educators and speech and language professionals. Participants in our professional development seminars are eligible to receive continuing education credit to support the ongoing educational certification requirements of teachers and educators.

SUPPORT SERVICES

SUPPORT FOR EDUCATORS, PARENTS AND PROFESSIONALS. We provide a number of support services for educators, parents and speech and language and other professionals involved in improving reading and language skills. We have a professional relations staff dedicated to answering questions from and providing support to professional providers, educators, and parents. Our professional relations staff provides support over the Internet and a toll-free telephone information line. Our project managers provide training and support to teachers and educators in schools.

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

SALES AND MARKETING

We market and sell our products through two primary channels of distribution: public schools and speech and language professionals in private practice. We also make some of our programs and products available directly to consumers, through our web site, but direct-to-consumer sales to date have been minimal.

As of December 31, 2000, we had 26 sales representatives focused on the public school market and two sales representatives focused on speech and language professionals in private practice. Our hiring process has targeted experienced professionals who have established relationships with prospective customers. During 2000, our year-over-year retention rate for customers who had purchased at least $25,000 of products and services was approximately 90%.

PUBLIC SCHOOLS. As of December 31, 2000, we have sold our programs to approximately 900 school districts in 49 states. The majority of our public school sales have occurred since the formation in the fall of 1998 of a dedicated sales force focused on that market. We sell our programs, products and services individually and in various combinations with training and installation on a bundled basis. Depending on the program, our software may be offered for single use, perpetual license, or on a site license basis. Our language and reading training programs generally list for $850 per program per student, while site license bundles list for $9,995 through $29,900 depending on what is included. Both are typically discounted for volume sales.

SPEECH AND LANGUAGE PROFESSIONALS. Speech and language professionals as well as other profesionals in private practice recommend the use of our products in appropriate cases and then administer the program in connection with providing traditional services. In such instances, Fast ForWord Language, Fast ForWord Language to Reading, Fast ForWord Middle and High School, Fast ForWord Reading and ReWord are typically sold directly to the student or family for a list price of $850 per student, minimizing the administrative burden on the private practice professional, who charges separately for time spent supervising the student. The fees charged by the speech and language professional generally range from $2,000 to $5,000 per student.

We began marketing our Fast ForWord Language program to speech and language professionals in March of 1997 and have developed a proprietary database of information regarding thousands of speech and language professionals. We contact speech and language professionals through telesales and other direct marketing efforts to encourage them to attend our seminars and use our training programs in their practices. In addition, speech and language professionals learn of our programs through our participation in trade conferences, publications in the general press and the distribution of our informational videos and practice kits.

TECHNOLOGY

Our programs are cross-platform, software-based programs available for a variety of hardware and software configurations. They are designed to work with the computer technology widely available in schools and homes, minimizing the need for users to purchase new equipment. The programs can be used in a variety of ways, including an on-site model where educators and speech and language and other professionals supervise students in their offices, an off-site model where students can train from their homes and a client/server-based model for larger scale deployments. All of our existing training programs link to Scientific Learning via standard Internet connections for data transfer and updates. Using our patented Internet and database technology known as SLc Lesson, program administrators can use any web browser to upload program results to our database and monitor individuals under their supervision.

Products are typically delivered via a CD ROM. Our training programs can be activated only by receiving a user access code. Some of our programs require periodic uploads of performance data over the Internet. If users of these products do not upload data within a required time period, access to the program is denied.

We use an object-oriented authoring environment for all our software products. New products and product extensions can be built off our core object model, allowing all products to benefit from improvements in the core code and reducing new product development time. The Scientific Learning database maintains a performance history containing all the uploaded data from our language and reading training programs. The database is unique and highly scalable, built on database technology from Oracle Corporation, and capable of dynamic information queries. Using a proprietary set of analytical tools, we automatically generate summaries and reports for use by the educators, speech and language professionals, and other professionals. We can also generate custom demographic reports from specific groups of users by defining search characteristics such as school, classroom or common primary language. The resulting reports show exactly how a given user is performing and what challenges remain. The program databases at the client site are tightly integrated with our databases to provide seamless service from professional and technical support to accounting.

RESEARCH AND DEVELOPMENT

Our research and development expenses were approximately $5.9 million, $4.5 million, and $3.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. Approximately 20% of our employees are engaged in research and development activities, which include both product development and outcomes research. Our research and development organization includes neuroscientists, psychologists, engineers, programmers, writers, statisticians, graphic artists and animators.

Our research and development efforts are focused on the development of additional language and reading programs based on the application of our neuroscience expertise. Fast ForWord Advanced Reading is scheduled for launch in 2001. We also plan to introduce Fast ForWord Progress Tracker, a Web browser based, java application that will meet the needs of educators for monitoring student progress.

INTELLECTUAL PROPERTY

We have a broad intellectual property strategy addressing both product technology and product concepts. We aggressively protect our proprietary rights in our products and technology through a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and contractual provisions.

At December 31, 2000, we held 17 issued U.S. patents, and 44 pending U.S. applications. Of these issued patents and pending applications, 9 are owned jointly with the University of California, and the remaining 52 are owned solely by us. We were the exclusive licensee under 3 issued U.S. patents, and 8 pending U.S. applications. The licensed patents and applications are licensed from the Regents of the University of California and Rutgers, the State University New Jersey, and relate to the basic speech and sound modification and adaptivity technology developed at those institutions. Fast ForWord Language, Fast ForWord Language to Reading, Fast ForWord Middle and High School, ReWord, and Fast ForWord Bookshelf incorporate this licensed technology; Fast ForWord Reading, Reading Edge, Fast ForWord Basics and the Away We Go! products do not. To date, more than 78% of our revenues have been derived from selling products that use the licensed inventions, and loss of this license agreement would cause material harm to our business.

Under the terms of this license, we must pay royalties and milestone payments based upon cumulative net sales of our products, subject to certain minimum royalty amounts. In connection with the license, we issued 114,526 shares of Series A preferred stock, which were converted into 114,526 shares of our common stock upon completion of our July 1999 initial public offering, to Rutgers and made other up-front payments. In 1999 and 2000, we had approximately $612,000 and $870,000 respectively in royalty and milestone expense under the license. In 2001 and each year thereafter during the term of the license, the minimum royalty expense necessary to maintain the license will be $150,000. We expect royalties as a percentage of revenues to decline over time as the royalty rate under the license steps down, and we introduce additional programs that are not subject to license fees. However, we cannot predict our future product mix.

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

COMPETITION

The educational market in which we operate is very competitive. We believe that the principal competitive factors in the industry are efficacy, ability to deliver measurable results, cost, efficiency of delivery, ability to provide training to educators, parents and speech and language and other professionals and ability to complement and supplement public school curriculum. We believe that we compete favorably on the basis of these factors. Particularly in the public school market, we compete against other companies offering educational software and other language and reading programs, as well as with providers of traditional methods of teaching language and reading. Some of the other companies that provide software and other programs are more established in the school market than we are, offer a broader range of products to schools and have greater technical, marketing and distribution resources than we do. In addition, although the traditional approaches to language and reading are fundamentally different from the approach we take, the traditional methods are more widely known and accepted and, therefore, represent significant competition.

EMPLOYEES

As of December 31, 2000, we had 181 full-time and 5 part-time employees. We believe our relations with employees are good. None of our employees is represented by a union or subject to collective bargaining agreements.

RISK FACTORS

THE FOLLOWING FACTORS AS WELL AS OTHER INFORMATION CONTAINED IN THIS REPORT ON FORM 10K SHOULD BE CONSIDERED IN MAKING ANY INVESTMENT DECISION RELATED TO OUR COMMON STOCK. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY AFFECTED AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE.

TO DATE WE HAVE RELIED PRIMARILY ON A SINGLE FAMILY OF PRODUCTS. ANY FAILURE TO INCREASE OUR SALES OF OUR LANGUAGE AND READING TRAINING PROGRAMS COULD CAUSE OUR BUSINESS TO SUFFER. Since our formation, sales of licenses of our language and reading training programs have accounted for almost 90% of our revenues. The remaining revenues are primarily from related services, such as professional development courses on how the brain works and how to administer our training programs and technical services relating to implementing our programs. We anticipate that most of our revenues will be related to our language and reading training programs for at least the next 18 months. Our business will suffer if we are unable to increase our sales of our language and reading training programs.

WE HAVE ONLY A LIMITED HISTORY UPON WHICH YOU CAN GAUGE THE SUCCESS OF OUR SOFTWARE PRODUCTS. In 1997, we introduced Fast ForWord Language. In 1998, we introduced Fast ForWord Language to Reading. In 1999, we introduced Fast ForWord Basics, Fast ForWord Bookshelf, Reading Edge, Cross Train, Fast ForWord Middle & High School, Away We Go! and Away We Go! Bookshelf. In 2000, we introduced Fast ForWord Reading, ReWord, and Brain Connection Professional Development on-line courses. Consequently, we only have a limited history upon which you can gauge the success of our suite of software products. We cannot assure you that new products we may release will receive the same or greater level of commercial acceptance as our products that are currently available.

OUR BUSINESS DEPENDS ON WHETHER WE CAN INCREASE MARKET ACCEPTANCE OF OUR CURRENT AND POTENTIAL FUTURE PRODUCTS. Our future success depends on acceptance of our language and reading training programs and our other products by public schools, administrators, educators, parents and speech and language and other professionals. Sales of our products depend on many factors, including:

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

Our business will suffer if we do not increase and maintain market acceptance for our existing and potential new products.

ANY DIFFICULTY IN PENETRATING NECESSARY MARKETS COULD ADVERSELY AFFECT OUR BUSINESS. Our principal target market is public schools. We also sell to and through speech and language professionals in private practice and, to a more limited extent, directly to parents. Any difficulty in penetrating or maintaining our position in these markets could adversely affect our business.

We began selling Fast ForWord Language to public schools in April 1997 and initiated our public schools sales force in the fall of 1998. During 2000, we restructured our sales force to put more emphasis on the public school market and focus our efforts on the most promising opportunities. In the first half of 2001 we intend to increase our public school sales force significantly to pursue aggressive growth goals. We believe that our success in the public school market will depend largely on the following factors:

- the effectiveness of our sales force, including the new salespeople we expect to hire in the first half of the year;

-     our ability to continue to hire and retain experienced sales personnel;

- continued acceptance of our site license sales approach, which offers our products and services to schools bundled on a site license basis as an alternative to per program, per user licenses;

- convincing educators and other key public school decision-makers to use our products even though the learning methods required by our products differ from the way schools have traditionally addressed language and learning problems;

- convincing schools and teachers to incorporate our programs into their curriculum since many of our products are generally designed to be used for 90 to 100 minutes per day, five days per week; and

- availability of funding to purchase our programs and to public schools generally.

During 2000, our revenues from and through private speech and language professionals fell 20%. Our ability to maintain and grow our sales to and through the market of speech and language professionals are impacted by the following factors:

-     our programs require use of computers and other technology; and

- we may be unable to convince speech and language professionals that our programs are tools that can be used in their practice and will enable them to supervise multiple clients at a time.

WE EXPECT TO INCUR ADDITIONAL LOSSES THIS YEAR. While our target is to report an operating profit in the fourth quarter of 2001, we expect to incur an operating loss, a net loss and negative cash flow for the year as a whole. In pursuing our revenue objectives for the year, we expect substantial increases in sales and marketing expenses, particularly during the first half of the year. We cannot assure you that we will meet our targets with respect to revenues or operating results. If we do not meet our targets, we may be forced to reduce our expenses which may negatively impact our business.

WE EXPECT TO INCUR A SIGNIFICANT AMOUNT OF DEBT IN 2001. In March 2001, we entered into an agreement with Fleet National Bank for a revolving line of credit of $15 million. The term of the line of credit extends to October 2002. We expect to draw down a substantial amount of the line of credit during 2001. The line of credit is guaranteed by WPV, Inc., an affiliate of Warburg, Pincus & Co., in exchange for which we issued WPV, Inc. a warrant to purchase 1,375,000 shares of our Common Stock. The warrant has a seven-year term and an exercise price of $8.00 per share. We have agreed to reimburse WPV, Inc. for any amounts that WPV, Inc. is required to pay in connection with the guarantee. To secure our reimbursement obligation, we granted WPV, Inc. a security interest in substantially all of our assets. This indebtedness and security interest could have important consequences, including the following:

-     it may limit our ability to obtain other financing;

- it may limit our flexibility in planning for, or reacting to, changes in our business, and could make us more vulnerable to a downturn in our business or the economy; and

- a portion of our cash flow will be required to service the indebtedness and will not be available for other purposes.

The loan agreement provides that an event of default under the loan occurs in the event of certain changes in the composition of the board of directors or the acquisition of more than 40% of our stock by a person or group other than Warburg, Pincus & Co. or its affiliates. Such a default could occur at a time when we would be unable to repay the loan.

WE CANNOT GUARANTEE THAT WE WILL EVER GENERATE SUFFICIENT REVENUES TO ACHIEVE OR SUSTAIN PROFITABILITY. We cannot guarantee that we will ever generate sufficient revenues to achieve or sustain profitability or generate positive cash flow. As a result, we may need to obtain additional equity or debt financing in the future, which may not be available on acceptable terms, if at all.

OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO INTRODUCE NEW PRODUCTS AS SCHEDULED OR IF NEW PRODUCTS ARE UNSUCCESSFUL. Our future success will significantly depend on whether we are able to enhance our existing products and develop new products based on our proprietary technology. In 1999 we launched seven new products and in 2000 we launched three. We have additional products targeted for commercial launch in the year 2001. We cannot assure you that we will be successful in developing and marketing these or any other new products or that we will be able to introduce new products as scheduled. We may not have sufficient resources to make the investments to develop or acquire and market the products necessary to maintain our competitive position.

OUR QUARTERLY OPERATING RESULTS ARE SUSCEPTIBLE TO FLUCTUATIONS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE. Since our formation, our quarterly operating results have fluctuated significantly. For example, our revenues for each fiscal quarter in the last two years have been:

                1999
                ----
                First quarter                   $1,340,000
                Second quarter                  $2,051,000
                Third quarter                   $3,901,000
                Fourth quarter                  $2,960,000

                2000
                ----
                First quarter                   $3,431,000
                Second quarter                  $3,706,000
                Third quarter                   $4,487,000
                Fourth quarter                  $3,637,000

We expect these fluctuations to continue for a number of reasons, including factors described elsewhere in this "Risk Factors" section. One reason we expect quarterly operating results to fluctuate is the long sales cycle for our products, which is the result of many factors, including the following:

- the nature of our products requires us to provide a significant level of education to educators, parents and speech and language and other professionals regarding the use and benefits of our programs and services;

- prospective purchasers need to consider that our programs involve a significant commitment of time and resources;

- sales to schools are subject to budgeting constraints, which may require schools to find available discretionary funds, obtain grants or wait until subsequent budget cycles; and

- school-wide or district-wide sales can require multiple levels of approval and involve many different departments.

As a result, our sales cycle generally takes several months and in some cases can take a year or longer.

An additional reason our quarterly operating results may fluctuate is that demand for our programs and services may be subject to seasonal influences. Demand for our programs from speech and language professionals in private practice tends to be lower during the school year than in the summer, because the intensive nature of our products may be more conducive to training during school vacation. We also tend to experience seasonality in the public school market due to public school calendars and budget cycles. We do not have sufficient operating experience to predict the overall effect of various seasonal factors and their effect on future quarterly operating results.

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

WE HAVE GENERATED LIMITED REVENUES TO DATE AND HAVE A HISTORY OF LOSSES. We started operations in February 1996 and began generating revenues in the first quarter of 1997. Because we have generated limited revenues to date, we have incurred significant operating losses and negative cash flow since inception. Our net losses were approximately $10.7 million for the year ended December 31, 1998, $14.1 million for the year ended December 31, 1999 and $20.1 million for the year ended December 31, 2000. We have an accumulated deficit of approximately $52.5 million from inception through December 31, 2000.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR CURRENT BUSINESS AND PROSPECTS. It is difficult for us to evaluate our current business and prospects because we have a limited operating history of approximately five years and limited experience penetrating our target markets and selling our products. Companies with limited operating histories, including ours, encounter high risks and uncertainties, particularly in new and rapidly evolving markets such as technology-based educational products and services. These risks include, but are not limited to: (1) uncertain demand for technology-based learning products and our products and services in particular; (2) attracting and retaining key personnel and managing growth; (3) failure to select an appropriate growth strategy; (4) institutional or other barriers that hinder our ability to penetrate our target markets; and (5) competition. To address these risks, we must, among other things:

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

OUR REVENUES DEPEND ON GOVERNMENT FUNDING AVAILABLE TO PUBLIC SCHOOLS AND ANY SUBSTANTIAL DELAYS OR REDUCTIONS IN GOVERNMENT BUDGETS OR FUNDING FOR EDUCATIONAL SOFTWARE OR TECHNOLOGY WOULD HARM OUR BUSINESS. Our future revenues will depend, in large part, on our ability to increase revenues from public schools. This, in turn, depends largely on federal, state and local government funding. Substantial delays or reductions in government budgets or funding for educational software or technology would have a material adverse effect on our business and financial condition.

WE MAY BE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH. We have grown from five employees at April 1, 1996, to approximately 190 employees at December 31, 2000. Our number of employees grew rapidly from 1996 through 1999. However, at the end of 2000, we had slightly fewer employees than at the end of 1999 because of our mid-year reduction in the sales force and a reduction in research operations at the end of the year to focus our research on the reading and language area. During 2001, we again expect our employee count to grow substantially, particularly in sales and marketing. Our historical growth has placed, and any further growth will place, a significant strain on our managerial, operational, financial and other resources. Our future success will depend, in part, upon whether our senior management can manage growth effectively. This will require us to implement additional management information systems and to develop additional operating, administrative, financial and accounting systems and controls. We will also have to maintain close coordination among our accounting, finance, marketing, sales, customer support and professional service organizations. If we are unsuccessful in managing growth, our business and financial condition will be materially and adversely affected.

WE RELY ON OUR INTELLECTUAL PROPERTY RIGHTS AND MAY BE UNABLE TO PROTECT THESE RIGHTS. Our ability to compete effectively will depend in part on whether we are able to develop and maintain the proprietary aspects of our technology and to operate without infringing on the proprietary rights of others. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights in our products and technology. At December 31, 2000, we held 17 issued U.S. patents, and 44 pending U.S. applications. Of these issued patents and pending applications, 9 are owned jointly with the University of California, and the remaining 52 are owned solely by us. We were the exclusive licensee under 3 issued U.S. patents, and 8 pending U.S. applications. The licensed patents and applications are licensed from the Regents of the University of California and Rutgers, the State University New Jersey, and relate to the basic speech and sound modification and adaptivity technology developed at those institutions. We cannot assure you that our pending patent applications will result in the issuance of any patents or that any issued patents will offer protection against competitors with similar technology. In addition, any patents issued to us or our licensors could be challenged, invalidated or circumvented in the future.

It is possible we may become subject to patent infringement claims and litigation or interference proceedings conducted in the United States Patent and Trademark Office to determine the priority of inventions. Litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how that we own or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will result in substantial expense and significant diversion of effort by our technical and management personnel. An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties or require us to seek licenses from third parties, which may not be available on commercially reasonable terms or at all.

FAILURE TO MAINTAIN OUR EXCLUSIVE LICENSE WOULD MATERIALLY HARM OUR BUSINESS BY DELAYING OR PREVENTING NEW PRODUCT INTRODUCTIONS AND NECESSITATING PRODUCT RECALLS. We hold the exclusive license to develop commercial products based on technology owned by The Regents of the University of California and by Rutgers, the State University of New Jersey, which technology is the subject of three issued patents, covering the basic speech and sound modification and adaptivity technology developed at those institutions, and several pending applications.

Our primary products, Fast ForWord Language, Fast ForWord Language to Reading and Fast ForWord Middle & High School, incorporate this licensed technology. ReWord and Fast ForWord Bookshelf also incorporate this licensed technology. To date, more than 78% of our revenues have come from selling programs using the licensed technology. While our professional development seminars, Fast ForWord Reading and other products do not make use of this licensed technology, the vast majority of our product and service revenues relate to the base products, which do use the licensed technology, and its loss would cause material harm to our business.

We had approximately $356,000, $612,000, and $870,000 in royalty expense under the license in the years 1998, 1999, and 2000, respectively. The minimum annual royalty expense necessary to maintain the license in 2001 and years following will be $150,000. We expect royalties as a percentage of program revenues to decline over time as additional programs are sold and, as a consequence, the royalty rate under the license steps down. It may also decline to the extent that our product mix becomes less reliant on licensed technology, although we cannot predict our future product mix.

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

WE COULD BE SUBJECT TO PRODUCT LIABILITY CLAIMS FROM THE SALE OF OUR PRODUCTS AND SERVICES. Because we market products to the public, we face an inherent business risk of financial exposure to product liability claims. As a publisher of online content, we face potential liability for defamation, negligence, copyright, patent or trademark infringement, or other claims based on the nature and content of materials that we publish or distribute. We currently carry product and general liability insurance that, in general, covers product and general liability claims up to the policy limits. We cannot assure you that we will continue to have access to this insurance at a reasonable cost, if at all, or that the insurance will be adequate to satisfy any liability or litigation expenses. Any claim or claims against us, regardless of their merit or eventual outcome, could materially and adversely affect our business.

THERE IS ACADEMIC DEBATE REGARDING THE SCIENTIFIC BASIS UNDERLYING OUR PRODUCTS, WHICH COULD SIGNIFICANTLY AFFECT THE MARKET FOR OUR PROGRAMS AND SERVICES. Our training programs are based on particular theories of neuroscience, the study of how the brain functions, and theories of language acquisition. Our founders are actively involved in academic debate about their own and opposing scientific theories of neuroscience and language acquisition. As a result, the theories on which our suite of software products are based have been, and are likely to be, subject to public debate and challenges. Although we believe that our suite of software products are based primarily upon non-controversial scientific theories, some of the principles and methodologies underlying and associated with our products are opposed by some academicians and educators, any of whom could influence the market for our products and services. Consequently, academic publications and debate challenging the theories of neuroscience and language acquisition propounded by the founders and others could adversely affect the market for our products and services.

OUR BUSINESS WILL SUFFER IF INTERNET USE FAILS TO DEVELOP FURTHER WITHIN SCHOOLS AND AMONG SPEECH AND LANGUAGE PROFESSIONALS IN PRIVATE PRACTICE. One of the key features of certain of our programs is the periodic uploading and downloading of information to and from our proprietary database via the Internet. If the use of the Internet, particularly within schools and among speech and language professionals in private practice, develops to a lesser extent or more slowly than expected, our business will suffer.

ANY DELAYS OR MALFUNCTIONS OF THE INTERNET ON WHICH WE RELY FOR THE EFFECTIVE FUNCTIONING OF OUR PRODUCTS AND WEB SITES COULD ADVERSELY AFFECT OUR BUSINESS. We depend on technology, particularly on the Internet, for the effective functioning of our training programs and for implementation of our web-based marketing strategies. One of the key features of our training programs is the periodic uploading and downloading of information to and from our proprietary database via the Internet. Additionally, our ability to establish BrainConnection.com as a reputable and reliable source for information and on-line professional development courses depends on the availability of the Internet. If commercially available browsers fail to provide access to the Internet due to unexpected user demand or other delays or malfunctions, access to our web sites could be harmed, our sites could lose credibility and professional development course revenues, if any, could suffer.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN THE EDUCATIONAL TECHNOLOGY MARKET OR THE EDUCATION MARKET generally. The market in which we operate is very competitive. We compete with other companies offering educational software products or non-software-based programs to improve reading or language skills to schools and to speech and language professionals in private practice. Existing competitors may continue to broaden their product lines, and potential competitors, including large software developers and educational publishers, may enter or increase their focus on the school market. Moreover, we expect that we will face additional competition from new entrants into the market. Many competitors have substantially greater technical, marketing and distribution resources than we do. We cannot assure you that we will continue to be able to compete effectively

IF WE FAIL TO RETAIN OUR KEY PERSONNEL OR ATTRACT AND RETAIN KEY EMPLOYEES, OUR BUSINESS WILL SUFFER. Our success depends to a significant extent upon the continued active participation of key members of our management, including Sheryle J. Bolton, our Chairman and Chief Executive Officer, Frank M. Mattson, our President and Chief Operating Officer, and Jane A. Freeman, our Chief Financial Officer, as well as others. While we do not believe that any of our employees is irreplaceable, we recognize that we are in an extremely competitive market for executives and the loss of one or more of these persons could have a material adverse effect on our business, financial condition and results of operations. We believe that our future success will depend upon our ability to continue to attract, motivate and retain highly skilled managerial, sales and marketing and product development personnel. Competition for such personnel is intense. The value of equity incentives provided to our key personnel may vary due to fluctuations in our stock price, which may make it more difficult to retain such personnel or may require us to adopt other sorts of incentive programs to remain competitive. Our failure in attracting or retaining the necessary personnel could materially and adversely affect our business.

ECONOMIC FACTORS COULD CAUSE US TO REDUCE OUR PERSONNEL LEVELS, WHICH COULD NEGATIVELY IMPACT OUR REVENUES OR RESULTS OF OPERATIONS. We might find it necessary to reduce our personnel levels, if our revenues fail to grow as planned, due to general market or economic factors, or for other reasons. Such a reduction in personnel could adversely affect our revenues or results or operations.

A DISASTER OR MALFUNCTION THAT DISABLES OUR COMPUTER SYSTEMS COULD HARM OUR WEB SITES AND DAMAGE OUR CREDIBILITY. Substantially all of our computer and communications systems are located in our facilities in Oakland, California. Our operations depend on our ability to protect these systems against damage from fire, earthquakes, power loss, rolling blackouts, telecommunications failures, break-ins and similar events. In particular, the current power shortage in California may adversely affect our operations. Presently, our web sites are redundantly hosted at our site and at the site of a local Internet service provider. In the next year, we plan to move most of our computer operations to a co-location site to provide additional security, but that plan has not yet been implemented and there can be no assurance that we will be able to implement the plan successfully. Computer viruses, electronic break-ins or other similar disruptive problems could also harm our web sites. A disaster or malfunction that disables our Internet-based services could cause an interruption in our ability to deliver up-to-date progress reports on individuals currently using our training programs and could also damage the credibility of our BrainConnection.com web site. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

CONCERNS ABOUT INTERNET SECURITY COULD LIMIT THE ACCEPTANCE OF OUR PRODUCTS AND EFFECTIVENESS OF OUR WEB-BASED MARKETING. One of the key features of our training programs is the periodic uploading and downloading of information to and from our proprietary database via the Internet. Concerns about the security of transmittals of information over the Internet have been a significant barrier to e-commerce and other communications over the Internet. Any compromise of security over the Internet could deter people from using our products or our websites. We may need to expend significant resources to protect against security breaches or to address problems caused by such breaches.

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

Although we believe our existing products are educational training tools not subject to regulation by the U.S. Food and Drug Administration, we cannot assure you that the U.S. Food and Drug Administration will not make a contrary determination in the future with respect to our existing products or new products that we may develop. Our business could suffer in the event we became subject to such regulation.

OUR INTERNET OPERATIONS ARE SUBJECT TO GOVERNMENT REGULATION OF THE INTERNET AND OTHER LEGAL UNCERTAINTIES WHICH COULD NEGATIVELY IMPACT OUR OPERATIONS. We are subject to the same federal, state and local laws as other businesses on the Internet. Today there are relatively few laws directed towards online services. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet. Changes in regulation of the Internet could affect our results of operations. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. The courts have not yet interpreted many laws that reference the Internet, such as the recently passed Digital Millennium Copyright Act, and therefore their applicability and reach are uncertain.

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

OUR INTERNET ACTIVITIES MAY BECOME SUBJECT TO ADDITIONAL TAXES, WHICH COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS. Tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in e-commerce. Therefore, our products and services may become subject to additional sales and income taxes. If consumers of our products and services are required to pay additional sales or other taxes, they could reduce their purchases, which would negatively affect our results of operations. Because BrainConnection.com is available over the Internet in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation. We are qualified to do business in 20 states in the United States, and qualifying in additional states could subject us to additional taxes. Additionally, failure by us to comply with foreign laws or to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify and could result in the inability to enforce contracts in such jurisdictions.

OUR EXECUTIVE OFFICERS AND DIRECTORS AND THEIR AFFILIATES EFFECTIVELY CONTROL THE VOTING POWER OF OUR COMPANY. At December 31, 2000, our executive officers and directors and their respective affiliates beneficially owned more than 60% of the Company. As a result, these stockholders, by acting in concert, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also delay, prevent or deter a change in control of our company. In addition, for so long as Warburg, Pincus Ventures LP continues to hold specified percentages of our company's stock, we are required under the terms of our amended and restated registration rights agreement to nominate up to two individuals affiliated with Warburg, Pincus & Co. for election to the Board of Directors. Warburg, Pincus Ventures, LP has also agreed with LF SL Holding LLC that so long as LF SL continues to hold at least 277,778 shares, Warburg, Pincus Ventures will vote to elect a person nominated by LF SL to the Board.

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

-     stock market volatility for education and technology companies.

WE MAY BE SUBJECT TO LITIGATION DUE TO THE VOLATILITY OF OUR STOCK PRICE. Broad market fluctuations or a downturn in our prospects may adversely affect the market price of our common stock and result in class action litigation. For example, in August 2000, a class action lawsuit was filed against us and certain of our officers and directors. The suit alleged that we made false and misleading statements and/or failed to disclose information concerning our projected revenues for the second quarter of 2000. In early July, we had reported that second quarter revenues were lower than expected. In February, 2001, the lawsuit was voluntarily dismissed without prejudice. Any securities class action or similar litigation can result in substantial costs and divert our management's attention and resources, which could materially and adversely affect our business. Any adverse determination in such litigation could also subject us to significant liabilities.

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

YOU SHOULD NOT RELY ON FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT. This Report on Form 10K contains forward-looking statements. In some cases you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. The outcome of the events described in these forward-looking statements is subject to known and unknown risks and you should not rely on these forward-looking statements. These risks include, among other things, those identified in this "Risk Factors" section. Our actual results could differ materially from those discussed in the forward-looking statements contained in this Report. We also undertake no obligation to publicly update any forward-looking statement and the forward-looking events discussed in this Report on Form 10-K could change or might not occur. This section, the remainder of this Item 1 and Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") contain a discussion of some of the factors that could contribute to those differences.

ITEM 2.     PROPERTIES

We lease an approximately 70,000 square-foot facility in Oakland, California under an eight-year lease that expires in March, 2009. The lease includes an option to expand into an additional 13,000 square feet and two five-year options to extend the term of the lease. We believe our facilities are adequate for our operations for at least the next three years.

We also still lease our former office, a 34,257 square-foot facility in Berkeley, California under a five-year lease that expires in September 2002. We are negotiating with the landlord for this facility to terminate our obligations under this lease. We cannot provide any assurance about whether or on what terms this lease may be terminated.

ITEM 3.      LEGAL PROCEEDINGS

A class action lawsuit was filed against the Company and certain of its officers and directors on August 22, 2000, in U.S. District Court for the Northern District of California. The suit, Stitt v. Scientific Learning Corporation, et al, alleged that the defendants made false and misleading statements and/or failed to disclose information concerning the Company's projected revenues for the second quarter of 2000, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In early July, Scientific Learning reported that its second quarter revenues were lower than expected. The suit was filed on behalf of persons who acquired Company stock between May 1, 2000 and July 11, 2000 and sought damages in unspecified amounts as well as equitable or injunctive relief.

On February 6, 2001, the parties entered into a stipulation pursuant to which plaintiffs agreed to voluntarily dismiss the lawsuit without prejudice. By Order dated February 8, 2001, the court approved the parties' stipulation and dismissed the lawsuit. No consideration was exchanged in connection with the dismissal and neither the lead plaintiffs nor their counsel will receive any compensation or reimbursement of expenses.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS

The following table sets forth various information concerning our executive officers:


         NAME                          AGE                                          POSITION
-------------------------             -----          -----------------------------------------------------------------------

Sheryle J. Bolton                       54           Chairman and Chief Executive Officer

Dr. Michael M. Merzenich                58           Chief Scientific Officer and Member of the Board of
                                                     Directors

Frank M. Mattson                        46           President and Chief Operating Officer

Jane A. Freeman                         47           Chief Financial Officer, Vice President, and Treasurer

Linda L. Carloni                        47           Vice President, General Counsel and Secretary

Diane H. Church                         54           Vice President, Sales

Jane K. Gardner                         52           Vice President, Marketing

Dr. William M. Jenkins                  50           Sr. Vice President, Product Development

Dr. Steven L. Miller                    37           Sr. Vice President, Research and Outcomes

James A. Mills                          45           Vice President, Business Development

      SHERYLE J. BOLTON became Chairman of the Board of Directors in November 2000. She remains Chief Executive Officer and a director, offices she has held since November 1996. Ms. Bolton was also President from June 1997 to November 2000. From January 1994 to July 1995, Ms. Bolton served as President and Chief Operating Officer of Physicians' Online, Inc., a physicians' online service provider. From June 1993 to December 1994 and from July 1995 to October 1996, Ms. Bolton consulted for a number of international companies, including many in the Internet, healthcare and technology sectors, specifically in the areas of strategy, operations and finance. Ms. Bolton's experience also includes senior management positions at Rockefeller & Co., Inc., a global investment management firm, and Merrill Lynch Capital Markets, Investment Banking Division. Earlier in her career, she was a teacher of English as a second language in Africa and a language arts teacher in public schools in the State of Georgia. Ms. Bolton is a director of the Scudder New Asia Fund, Inc. a closed-end mutual fund. Ms. Bolton holds a B.A. in English and an M.A. in Linguistics from the University of Georgia, and an M.B.A. from Harvard Business School.

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

      FRANK M. MATTSON became our President in November 2000. In January 2000, he became Chief Operating Officer and in March 2000 was elected Executive Vice President. He served as our Chief Financial Officer from January 1997 to January 2000. Mr. Mattson served as our Secretary from June 1997 through March 2000. From August 1994 to January 1997, Mr. Mattson served as Vice President of Finance and Operations, Executive Vice President, Chief Financial Officer and as a director of MNI Interactive, Inc., a startup entertainment marketing company. From June 1992 to August 1994, Mr. Mattson was Vice President of Distribution and Strategic Planning for Ingram Entertainment, Inc. ("Ingram"), a unit of the Ingram Distribution Group, one of the world's largest distribution companies. At Ingram, Mr. Mattson directed the post-merger integration of Ingram and Commtron Corporation ("Commtron"), the largest distributor in the home video industry until its acquisition by Ingram in 1992. From 1986 to 1992, Mr. Mattson served in a variety of management positions at Commtron, a publicly traded company, most recently as Vice President of Operations and as a director of the company. Mr. Mattson holds a B.S. in Business from Miami University (Ohio) and an M.A. in Economics from the University of Wisconsin in Milwaukee. Mr. Mattson has also served on the faculty of Drake University.

      JANE A. FREEMAN joined us as Vice President, Finance and Treasurer in August 1999 and was named Chief Financial Officer in January 2000. She also served as our Vice President Business Development from August 1999 until June 2000. From April 1988 through December 1998, she was employed by Rockefeller & Co., a global investment firm. Among her investment responsibilities at Rockefeller & Co. were the leadership of the global asset allocation process and the management of the U.S. Small Capitalization equity product. She also served on the Management Committee of the firm. From January 1978 to March 1988, Ms. Freeman was employed by Scudder, Stevens and Clark as an analyst and Manager of the Scudder Development Fund. She is a director of four mutual funds managed by Harding Loevner, LLP. Ms. Freeman holds a B.A. in Mathematics and Chemistry and an M.B.A. (with distinction) from Cornell University and a License in Applied Economics from the University of Louvain in Belgium.

      LINDA L. CARLONI joined the Company as General Counsel in October 1999, became our Secretary in March 2000 and was elected Vice President in June 2000. From April 1996 to September 1999, Ms. Carloni was a founder and Vice President of Alere Medical Incorporated, a healthcare services start-up. From May 1994 to April 1996, Ms. Carloni served as a senior licensing officer for the University of California Office of Technology Transfer. From April 1992 to April 1994, Ms. Carloni was a partner at the law firm of Cooley Godward LLP. Earlier in her career, Ms. Carloni was the general counsel of Nellcor Incorporated, a medical device company, and an associate and a partner at Cooley Godward. She received her bachelor's degree in political science from Case Western Reserve University and her law degree from Boalt Hall School of Law at the University of California, Berkeley.

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

      JANE K. GARDNER joined the Company as Vice President, Marketing in July 2000. Prior to joining the Company, Ms. Gardner worked in positions of increasing responsibility for more than 20 years with Foote, Cone & Belding Worldwide, a large advertising firm. From July 1999 until April 2000, she served as an Executive Vice President of Foote, Cone and director of their e-business strategies group. From 1989 to 1999, Ms. Gardner was a Group Director and Senior Vice President at Foote, Cone, leading teams creating marketing strategies and advertising for high technology and other clients, including Novell, Nintendo, Amazon.com and Janus Mutual Funds. Ms. Gardner holds a B.A. from Williams College and an M.B.A. from Stanford Graduate School of Business.

      DR. WILLIAM M. JENKINS was elected Senior Vice President, Product Development in November 2000. Dr. Jenkins is a founder and served as our Vice President, Product Development from June 1997 until November 2000. From March 1996 to June 1997, Dr. Jenkins was our Vice President, Research and Development. Since 1990, Dr. Jenkins has also served as an Adjunct Associate Professor at UCSF. Dr. Jenkins has served on the editorial board in the Systems Plasticity section of Restorative Neurology and Neuroscience. Dr. Jenkins is the principal developer of our current training programs. Dr. Jenkins holds a B.S. in Psychology, an M.A. in Psychobiology and a Ph.D. in Psychobiology from Florida State University, with additional post-doctoral training from UCSF.

      DR. STEVEN L. MILLER was elected Senior Vice President, Research and Outcomes in November 2000. Dr. Miller is a founder and served as our Vice President, Outcomes Research or Vice President, Research from June 1997 until November 2000. From May 1996 to June 1997, Dr. Miller was our Vice President, Professional Relations and Outcomes. From September 1991 to May 1996, he held research appointments at the Center for Molecular and Behavioral Neuroscience at Rutgers. Dr. Miller has extensive experience in organizing clinical research studies and conducting longitudinal studies of children and adults who have language and reading problems. Dr. Miller holds a B.A. in Psychology from Bloomsburg University of Pennsylvania, an M.A. in Neuroscience from the University of Hartford and a Ph.D. in Psychology from the University of North Carolina at Greensboro. He received additional training in Clinical Neuropsychology at the Bowman Gray School of Medicine at Wake Forest University.

      JAMES A. MILLS was elected Vice President, Business Development in March 2001. Mr. Mills served as our Vice President, Brain Connection from July 2000 to March 2001, as Vice President, Marketing from April 1999 to July 2000, and as Director of Marketing from August 1998 to April 1999. He joined our company in July 1997, as Director, Business Development. Prior to joining our company, Mr. Mills was a consultant advising California-based clients on financial and operational issues. From 1986 to 1996, Mr. Mills was with Citibank, holding positions with various sales and marketing responsibilities, most recently as a Vice President responsible for domestic and overseas-based clients. Mr. Mills previously worked in cable television marketing, promotion and public affairs for Viacom International, Inc., as well as for a cable programming start-up venture and a national cable marketing trade association. Mr. Mills holds a B.S. from Stanford University and an M.B.A. from Harvard Business School.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHARE-
                               STOCKHOLDER MATTERS

(a) Our common stock is traded on the Nasdaq National Market under the symbol "SCIL." The following table sets forth, for the periods indicated, the closing high and low sales prices per share of our common stock as reported on the Nasdaq National Market. Trading of our common stock started on July 22, 1999, following our initial public offering. Prior to that, there was no public market for our common stock.


     1999                                               HIGH       LOW
     ----                                             --------   --------

     Third quarter (from July 22, 1999)               $19.6250   $16.0000
     Fourth quarter                                   $39.8750   $16.0000

     2000
     ----

     First quarter                                    $36.5000   $16.5000
     Second quarter                                   $25.6250   $14.2500
     Third quarter                                    $23.0000   $ 4.8125
     Fourth quarter                                   $ 7.0938   $ 3.7813

     2001
     ----

     First quarter to (March 12, 2001)                $ 7.1250   $ 3.5625

We have never declared or paid cash dividends on our Common Stock, and we do not anticipate paying any cash dividends in the foreseeable future. As of March 12, 2001, the approximate number of stockholders of record of the Company's Common Stock was 153.

(b) The use of net proceeds of $33.1 million from our July 1999 initial public offering does not represent a material change in the use of proceeds as described in our prospectus dated July 21, 1999, comprising part of our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission, SEC File No. 333-77133.

ITEM 6.   SELECTED FINANCIAL DATA


                                                               YEAR ENDED DECEMBER 31,
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          2000           1999            1998           1997           1996
                                       ---------      ---------       --------       --------       --------
STATEMENT OF OPERATIONS DATA:
Revenue
     Programs                          $  14,052      $   9,110       $  4,462      $   2,249              -
     Services                              1,209          1,142            704            713              -
                                       ---------      ---------       --------       --------
Total revenues                            15,261         10,252          5,166          2,962              -

Cost of revenues                                                                                           -
     Programs                              2,291          1,451            784            481              -
     Services                              1,266          1,237            614            468              -
                                       ---------      ---------       --------       --------
Total cost of revenues                     3,557          2,688          1,398            949              -

Gross profit                              11,704          7,564          3,768          2,013              -

Operating expenses
     Sale and marketing                   20,543         13,568          6,534          2,646            164
     Research and development              5,893          4,505          3,192          1,965          1,514
     General and administrative            6,463          4,454          3,960          2,537            933
                                       ---------      ---------       --------       --------       --------


Total operating expenses                  32,899         22,527         13,686          7,148          2,611
                                       ---------      ---------       --------       --------       --------

Operating loss                         $ (21,195)     $ (14,963)      $ (9,918)      $ (5,135)      $ (2,611)


Interest income (expense), net             1,077            892           (832)           162             70
Other income (expense), net                    2            (16)             2            (85)            44
                                       ---------      ---------       --------       --------       --------
Net loss                               $ (20,116)     $ (14,087)      $(10,748)      $ (5,058)      $ (2,497)
                                       =========      =========       ========       ========       ========

Basic and diluted net loss per
   share                               $   (1.80)     $   (2.24)      $  (3.87)      $  (1.90)      $  (1.02)
                                       =========      =========       ========       ========       ========

Shares used in computing basic and
   diluted net loss per share             11,148          6,279          2,777          2,657          2,453
                                       =========      =========       ========       ========       ========

BALANCE SHEET DATA:


                                                                As of December 31
                                                                 (In Thousands)

                                          2000           1999          1998            1997           1996
                                          ----           ----          ----            ----           ----
Cash and cash equivalents              $     818      $  15,662       $  6,362        $ 2,699       $  3,822
Investments in government
   securities                              7,667         13,903              -              -              -
Working capital                            7,431         27,397          3,543          1,569          3,562

Total assets                              18,953         36,324          9,121          4,456          4,306

Long-term debt, including current              -              -            417            330             35

Redeemable convertible preferred               -              -         18,940          8,002          4,002
   stock
Stockholders' equity (deficit)(1)         11,601         29,740        (14,082)        (5,064)           (85)

(1)      We have paid no cash dividends since our inception

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

THE STATEMENTS CONTAINED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS THAT ARE NOT HISTORICAL IN NATURE ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INCLUDE BUT ARE NOT LIMITED TO STATEMENTS RELATING TO TRENDS OR PROJECTED LEVELS OF REVENUE, SALES, EXPENSES, LOSSES OR PROFITS, AND FINANCIAL RESOURCES. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH ARE INDICATED.

OVERVIEW

We develop, market and sell proprietary training software and other educational products and services. Our programs and services are based on research on how the brain works and are designed to increase human learning and performance. Language and reading skills are the foundation for all learning, and we have developed products to help children, adolescents and adults learn how to read or become better readers. Our language and reading programs, the Fast ForWord family, are intensive, computer-based training programs that focus on improving critical language and reading skills. These training programs are based on scientific research and have been extensively field-tested. We also sell Reading Edge, a language and reading assessment product, Fast ForWord Basics software and storybooks, and CrossTrain professional development software. Our BrainConnection.com Website provides easily accessible information on brain research and its application to learning and everyday life as well as professional development courses. It reaches its audience both through its web site and BrainConnection.com conferences. We are also developing an e-commerce business through the BrainConnection.com site. We also offer professional development seminars in which educators, speech and language professionals and other professionals can learn about recent developments in brain research and the practical application of our programs as well as earn continuing education credit. Our products are delivered through a variety of distribution channels, including sales to public schools, referrals from speech and language professionals in private practice and, to a very minor extent, direct-to-consumer channels including through our web sites. In 2000, sales to public schools represented approximately 60% of total revenues compared to 30% in 1999.

We commenced operations in February 1996, and, until April 1997, we devoted substantially all of our efforts to developing the Fast ForWord Language program, performing a field trial, recruiting and training personnel, establishing relationships with, and training educators and speech and language professionals, and raising capital. Since the commercial launch of Fast ForWord Language in April 1997, we have also devoted substantial efforts to sales and marketing activities. We have an accumulated deficit of $52.5 million from inception through December 31, 2000. Our goal is to report an operating profit in the fourth quarter of 2001. We expect to incur additional losses until that time, due primarily to substantial increases in sales and marketing, increased personnel-related costs and expenditures for travel, advertising, promotion, new product launches and other activities. These losses may be substantial. In addition, we may be unable to meet our targets for the fourth quarter of 2001 with respect to revenues or operating results and incur substantial additional losses. If we do not meet our targets, we may be forced to reduce our expenses which may negatively impact our business.

REVENUES
We derive revenues from the sales of licenses for our software and service fees. The total value of software and services invoiced during a particular period is recorded as deferred revenues until recognized.

Program and product revenues are derived from the sale of the Company's software for limited term site licenses, individual participant licenses, and perpetual licenses. Customers license the right to use Fast ForWord family of products and do not acquire or otherwise gain unlimited rights to use the programs.

Revenues from the sales of software products with perpetual licenses are recognized when the products are shipped, collectibility is probable and the fees are fixed or determinable. Revenue from the sale of site licenses is recognized over the life of the license, typically 3 to 12 months. Revenue from individual participant licenses is recognized over the average period of use, typically 6 weeks.

Service revenues are derived from the Company's conferences and training seminars for learning facilitators and from services provided to customers. Revenues from conferences seminars are recognized when the they are held. Revenues from support services are recognized over the period of the licenses.

Our revenues have been derived almost exclusively from the sale of our Fast ForWord family of programs and related seminars and services. While we are developing additional products based upon our proprietary technology and neuroscience expertise, there can be no assurance that we will be successful in doing so. In addition, to date, the substantial majority of our sales of our training programs have been through public schools and speech and language professionals. Due to the inherent complexity of selling to schools and school districts, our sales cycle has lengthened as we have increasingly focused on this market. This trend may continue as a higher proportion of our business comes from the public school market. As a result, we may have limited visibility on our future revenues, and such revenues may fluctuate substantially.

COST OF REVENUES
Cost of revenues consists of program and service costs. Program costs consist of costs associated with program sales, including royalties, manufacturing, packaging, documentation, fulfillment, amortization of capitalized software costs, Internet hosting for the upload of performance data, and technical support costs. Service costs consist primarily of the costs of providing training seminars and installations and services to consumers who buy directly from us, including personnel, materials, facilities and travel. These costs of revenues are generally recognized as incurred. We generally recognize significantly higher gross margins on our program revenues than on our service revenues.

OPERATING EXPENSE
Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. Sales and marketing expenses principally consist of salaries and compensation paid to employees engaged in sales and marketing activities, advertising and promotional materials, public relations costs and travel. Research and development expenses principally consist of salaries and compensation paid to employees and consultants engaged in research and product development activities, product testing, and software and equipment costs. We expense all software development costs associated with a product until technological feasibility is established, after which time all these associated costs are capitalized until the product is available for commercial release and are amortized over the estimated lives of the related products. Technological feasibility is deemed established upon completion of a working version. General and administrative expenses principally consist of salaries and compensation paid to Company executives and other employees and consultants in accouning and administration. These expenses also include travel expenses for these employees as well as outside legal and accounting fees.

We recorded no deferred compensation during the year ended December 31, 2000. During the years ended December 31, 1999 and 1998, we recorded $278,000 and $1,586,000 respectively, representing the difference between the exercise price and the deemed fair value of certain stock options granted to employees. These amounts are being amortized by charges to operations over the vesting periods of the individual stock options. This amortization amounted to $429,000 for the year ended December 31, 2000 and $776,000 for the year ended December 31, 1999. The remaining aggregate deferred compensation of $72,000 will be amortized over the remainder of the vesting periods of the options (generally five years).

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, various financial data expressed as a percentage of revenues (unless otherwise noted) for the years ended December 31, 2000, 1999, and 1998.


                                                                       YEAR ENDED DECEMBER 31,

                                                        2000                 1999                     1998
                                                    --------------------------------------------------------
       Revenues:
            Programs                                    92.1%                  88.9%                   86.4%
            Services                                     7.9                   11.1                    13.6
                                                       -----                  -----                   -----
       Total Revenues                                  100.0                  100.0                   100.0

       Cost of revenues:
            Programs (1)                                16.3                   15.9                    17.6
            Services (2)                               104.7                  108.3                    87.2
                                                       -----                  -----                    ----
       Total cost of revenues                           23.3                   26.2                    27.1

       Gross profit                                     76.7                   73.8                    72.9

       Operating expenses:
            Sales and marketing                        134.6                  132.3                   126.5
            Research and development                    38.6                   43.9                    61.8
            General and administrative                  42.3                   43.4                    76.7
                                                       -----                  -----                   -----
       Total operating expenses                        215.6                  219.7                   264.9
                                                       -----                  -----                   -----

       Operating loss                                 (138.9)                (146.0)                 (192.0)

       Interest income                                   7.1                    8.7                   (16.1)
       Other income                                        -                   (0.2)                      -
                                                      -------                -------                 -------

       Net loss                                       (131.8)%               (137.4)%                (208.1)%

-------------------------------------
1 Program costs are expressed as a percentage of program revenues. 2 Service costs are expressed as a percentage of service revenues.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

REVENUES

Total revenues increased by $5.0 million, or 48.9%, to $15.3 million in 2000 compared to 1999. Program revenue increased by $4.9 million, or 54.2%, to $14.1 million in 2000 compared to 1999 due to new product introductions and increased sales to public schools. Sales through private professionals declined 20%. Service revenues increased by $67,000, or 5.9%, to $1.2 million due to increased number of trainings for public school customers, partially offset by a decline in trainings for speech and language professionals in private practice.

COST OF REVENUES

Total cost of revenues increased by $0.9 million, or 32.3%, to $3.6 million in 2000 compared to 1999. As a percentage of revenues, cost of revenues decreased to 23.3% from 26.2%. Cost of program revenue increased to 16.3% from 15.9% in 2000 compared to the prior year due to the amortization of capitalized software development costs. Cost of services revenues decreased to 104.7% from 108.3% in the current period compared to 1999 as we have increased our effectiveness in training and installations in public schools.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased $7.0 million, or 51.4%, to $20.5 million in 2000 compared to 1999. This increase was primarily attributable to increased personnel, marketing and travel costs. At year-end, we had 26 quota-bearing sales personnel selling to public schools. We expect further increases in sales and marketing expenses in the future as we increase marketing efforts for current and future products.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased $1.4 million, or 30.8%, to $5.9 million in the current year compared to 1999. We expect research and development expense to decline in 2001 because we have decreased our research efforts outside our core language and reading area.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $2.0 million, or 45.1%, to $6.5 million in 2000 compared to 1999. This increase was primarily attributable to increased personnel, consulting, legal and travel costs.

PROVISION FOR INCOME TAXES

We have recorded no provision for income taxes as we have incurred losses since inception. At December 31, 2000, we had net operating loss carryforwards for federal income tax purposes of approximately $45 million. The net operating loss carryforwards will expire in years 2011 through 2020. Utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986. Previous or contemplated equity transactions may result in such an ownership change. The annual limitation may result in the expiration of net operating losses before becoming available to reduce future tax liabilities. At December 31, 2000, we had approximately $19.3 million of deferred tax assets, comprised primarily of net operating loss carryforwards. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

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

COST OF REVENUES

Total cost of revenues increased by $1.3 million, or 92.3%, to $2.7 million in 1999 compared to 1998. As a percentage of revenues, cost of revenues decreased to 26.2% from 27.1%. Cost of programs as a percent of revenue decreased to 15.9% from 17.6% in 1999 compared to the prior year due to lower royalties and because technical support and Internet hosting costs for the upload of training data declined as a percentage of revenues, reflecting growth in program volume. Cost of services revenues increased to 108.3% from 87.2% in the current period compared to 1998 due to administrator training and installation of our training programs in public schools. To encourage schools to adopt our training programs, we have offered discounts on administrator training and installation services.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased $7.0 million, or 107.7%, to $13.6 million in 1999 compared to 1998. This increase was primarily attributable to increased personnel, marketing and travel costs. We increased our quota bearing sales force from 11 to 33 during the year.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased $1.3 million, or 41.1%, to $4.5 million in 1999 compared to 1998 as we increased the number of employees and consultants to develop new products.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $494,000, or 12.5%, to $4.5 million in 1999 compared to 1998. This increase was primarily attributable to increased personnel, consulting, legal and travel costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $19.5 million, $13.4 million and $6.8 million in the years ended December 31, 2000, 1999 and 1998, respectively. The increase in cash used in operating activities during this period was primarily attributable to increased expenses associated with growing our sales and marketing groups and funding increased research and development. We expect that the cash required to fund operations will decline in 2001 based on our targeted increase in sales. If we are unable to meet our sales and revenue targets, or our expenses are higher than our current plans, our cash consumption could be higher than that of 2000.

Net cash provided by investing activities was $3.1 million in the year ended December 31, 2000 primarily from the sale of government securities. Net cash used in investing activities was $15.1 million and $0.6 million in the years ended December 31, 1999 and 1998, respectively primarily for purchases of property and equipment and short-term investments.

Net cash provided by financing activities was $1.5 million, $37.8 million and $11.1 million in the years ended December 31, 2000, 1999 and 1998, respectively. Net cash provided by financing activities in 2000 was primarily due to the exercise of stock options. Cash provided by financing activities in 1999 and 1998 were from our initial public offering in 1999 and the proceeds of the sale of convertible preferred stock in 1999 and 1998.

 As of December 31, 2000, we had cash and cash equivalents and government securities of $8.5 million. In March 2001, we entered into a $15.0 million revolving credit facility with Fleet National Bank. The facility was guaranteed by an affiliate of Warburg, Pincus Ventures, LLP, our largest shareholder. We believe that our cash and cash equivalents and investments in government securities combined with the proceeds of loans under the Fleet National Bank facility will be sufficient to finance our presently anticipated operating losses and planned capital expenditure requirements. However, our business may fail to meet our cash flow projections and, if so, we cannot be certain that our cash resources will be sufficient. We therefore may need to obtain additional equity or debt financing in the future. We may not be able to obtain the additional financing to satisfy our cash requirements on acceptable terms or at all. To date the Company has paid no dividends. We have no plans to initiate dividends in the next 12 months.

We currently have no significant long-term obligations, which extend beyond 12 months except in connection with the lease of our corporate office facilities. The minimum lease payments on our new facility is approximately

$176,000 per month in 2001. The base lease payment increases at a compound annual rate of 3%. The lease terminates in March 2009. Minimum lease payments on our former office facility are approximately, $82,000 per month through August 2002. See Note 8 of Notes to Financial Statements.

ITEM 7A.     QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relates primarily to the rate of interest we will pay on our revolving credit facility with Fleet National Bank (Fleet). Interest rates on loans extended under that facility are at LIBOR (London Interbank Offered Rate) plus one percent, or at Fleet's "Base Rate" at the Company's choice. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at December 31, 2000 would not have a material affect on our expenses or loss.

We also have some market risk related to interest rate changes due to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in high-credit quality securities. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at December 31, 2000 would not cause the fair value of our cash and cash equivalents to change by a material amount. Declines in interest rates over time will, however, reduce our interest income.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Scientific Learning Corporation

We have audited the accompanying balance sheets of Scientific Learning Corporation (the "Company") as of December 31, 2000 and 1999, and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. Our audit also included the financial statement schedule included in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scientific Learning Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the selected financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP
Walnut Creek, California
February 9, 2001
except for Note 10, as to which the date is
March 9, 2001.

                         Scientific Learning Corporation

                                 Balance Sheets
               (In thousands, except share and per share amounts)


                                                                         DECEMBER 31,
                                                                     2000         1999
                                                                   ---------    ---------
ASSETS
Current assets:
   Cash and cash equivalents                                       $     818    $  15,662
   Investments in government securities                                7,667       13,903
   Accounts receivable, net of allowance for doubtful
      accounts of $241 and $271 at December 31, 2000 and
      1999, respectively                                               4,725        3,472
   Prepaid expenses and other current assets                           1,409          733
                                                                   ---------    ---------
Total current assets                                                  14,619       33,770

Property and equipment, net                                            2,080        1,913
Other assets                                                           2,254          641
                                                                   ---------    ---------
Total assets                                                       $  18,953    $  36,324
                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $   1,148    $     802
   Accrued liabilities                                                 1,477        1,366
   Deferred revenue                                                    4,563        4,205
                                                                   ---------    ---------
Total current liabilities                                              7,188        6,373

Other liabilities                                                        164          211
Total liabilities                                                      7,352        6,584

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.001 par value:
     Authorized shares-1,000,000
     Issued and outstanding shares-none in 2000 and 1999                  --           --
   Common stock, $0.001 par value:
     Authorized shares-40,000,000
     Issued and outstanding shares-11,336,380 in 2000 and
       10,507,185 in 1999                                             64,179       62,696
   Deferred compensation                                                 (72)        (566)
   Accumulated deficit                                               (52,506)     (32,390)
                                                                   ---------    ---------
Total stockholders' equity                                            11,601       29,740
                                                                   ---------    ---------
Total liabilities and stockholders' equity                         $  18,953    $  36,324
                                                                   =========    =========

SEE ACCOMPANYING NOTES.

                         Scientific Learning Corporation

                            Statements of Operations
                    (In thousands, except per share amounts)


                                                           Year ended December 31,
                                                   2000              1999             1998
                                                 ---------         ---------        ---------
Revenues:
   Programs                                      $  14,052         $   9,110        $   4,462
   Services                                          1,209             1,142              704
                                                 ---------         ---------        ---------
Total revenues                                      15,261            10,252            5,166

Cost of revenues:
   Programs                                          2,291             1,451              784
   Services                                          1,266             1,237              614
                                                 ---------         ---------        ---------
Total cost of revenues                               3,557             2,688            1,398
                                                 ---------         ---------        ---------
Gross profit                                        11,704             7,564            3,768

Operating expenses:
   Sales and marketing                              20,543            13,568            6,534
   Research and development                          5,893             4,505            3,192
   General and administrative                        6,463             4,454            3,960
                                                 ---------         ---------        ---------
Total operating expenses                            32,899            22,527           13,686
                                                 ---------         ---------        ---------
Operating loss                                     (21,195)          (14,963)          (9,918)
Interest income (expense), net                       1,077               892             (832)
Other income (expense), net                              2               (16)               2
                                                 ---------         ---------        ---------
Net loss                                         $ (20,116)        $ (14,087)       $ (10,748)
                                                 =========         =========        =========

Basic and diluted net loss per share             $   (1.80)        $   (2.24)       $   (3.87)
                                                 =========         =========        =========
Shares used in computing basic and diluted
   net loss per share                               11,148             6,279            2,777
                                                 =========         =========        =========


SEE ACCOMPANYING NOTES.

                         Scientific Learning Corporation

            Statements of Redeemable Convertible Preferred Stock and
                         Stockholders' Equity (Deficit)
                      (In thousands, except share amounts)


                                                                                      STOCKHOLDER'S EQUITY (DEFICIT)
                                                                             ---------------------------------------------------
                                                    REDEEMABLE CONVERTIBLE
                                                        PREFERRED STOCK          PREFERRED STOCK            COMMON STOCK
                                                      SHARES       AMOUNT      SHARES       AMOUNT       SHARES      AMOUNT
                                                    ------------ ----------- ------------ ------------ ----------- ------------

Balances at December 31, 1997                        2,452,379   $    8,002     946,435   $    2,355    2,657,788  $      520
   Issuance of common stock under stock option
     plan                                                    -            -           -            -      137,993          44
   Issuance of Series D preferred stock, net of
     issuance costs                                  1,277,777       10,938           -            -            -           -
   Issuance of common stock warrants to preferred
     stockholder in connection with guarantee of
     line of credit and loan obtained from
     stockholder                                             -            -           -            -            -         780
   Deferred compensation related to grant of
     stock options                                           -            -           -            -            -       1,586
   Amortization of deferred compensation                     -            -           -            -            -           -
   Net loss and comprehensive loss                           -            -           -            -            -           -
                                                    ------------ ----------- ------------ ------------ ----------- ------------
Balances at December 31, 1998                        3,730,156       18,940     946,435        2,355    2,795,781       2,930
   Issuance of common stock under stock option
     plan                                                    -            -           -            -      179,258         164
   Issuance of Series D preferred stock, net of
     issuance costs                                    555,555        4,896           -            -            -           -
   Issuance of common stock in initial public
     offering, net of offering costs                         -            -           -            -    2,300,000      33,133
   Conversion of preferred stock to common stock    (4,285,711)     (23,836)   (946,435)      (2,355)   5,232,146      26,191
   Deferred compensation related to grant of
     stock options                                           -            -           -            -            -         278
   Amortization of deferred compensation                     -            -           -            -            -           -
   Net loss and comprehensive loss                           -            -           -            -            -           -
                                                    ------------ ----------- ------------ ------------ ----------- ------------
Balances at December 31, 1999                                -            -           -            -   10,507,185      62,696
   Issuance of common stock under stock option
     plan                                                    -            -           -            -      734,955         706
   Issuance of stock under employee stock                     -           -           -            -       94,240         842
     purchase plan
   Reduction of deferred compensation relating to            -            -           -            -            -         (65)
     cancelled stock options
   Amortization of deferred compensation                     -            -           -            -            -           -
   Net loss and comprehensive loss                           -            -           -            -            -           -
                                                    ------------ ----------- ------------ ------------ ----------- ------------

Balances at December 31, 2000                                -   $        -           -   $        -   11,336,380  $   64,179
                                                    ============ =========== ============ ============ =========== ============


                                                           STOCKHOLDER'S EQUITY (DEFICIT)
                                                    ----------------------------------------------
                                                                                      TOTAL
                                                      DEFERRED     ACCUMULATED    STOCKHOLDERS'
                                                    COMPENSATION     DEFICIT     EQUITY (DEFICIT)
                                                    -------------- ------------- ----------------
Balances at December 31, 1997                       $      (384)   $    (7,555)     $   (5,064)

   Issuance of common stock under stock option
     plan                                                     -            -                44
   Issuance of Series D preferred stock, net of
     issuance costs                                           -            -                 -
   Issuance of common stock warrants to preferred
     stockholder in connection with guarantee of
     line of credit and loan obtained from
     stockholder                                              -            -               780
   Deferred compensation related to grant of
     stock options                                       (1,586)             -               -
   Amortization of deferred compensation                    906              -             906
   Net loss and comprehensive loss                            -        (10,748)        (10,748)
                                                    -------------- ------------- ----------------
Balances at December 31, 1998                            (1,064)       (18,303)        (14,082)
   Issuance of common stock under stock option
     plan                                                     -              -             164
   Issuance of Series D preferred stock, net of
     issuance costs                                           -              -             -
   Issuance of common stock in initial public
     offering, net of offering costs                          -              -          33,133
   Conversion of preferred stock to common stock              -              -          23,836
   Deferred compensation related to grant of
     stock options                                         (278)             -               -
   Amortization of deferred compensation                    776              -             776
   Net loss and comprehensive loss                            -        (14,087)        (14,087)
                                                    -------------- ------------- ----------------
Balances at December 31, 1999                              (566)       (32,390)         29,740
   Issuance of common stock under stock option
     plan                                                     -              -             706
   Issuance of stock under employee stock                     -              -             842
     purchase plan
   Reduction of deferred compensation relating to            65
     cancelled stock options
   Amortization of deferred compensation                    429              -             429
   Net loss and comprehensive loss                            -        (20,116)        (20,116)
                                                    -------------- ------------- ----------------
Balances at December 31, 2000                       $      (72)    $   (52,506)     $   11,601
                                                    ============== ============= ================

SEE ACCOMPANYING NOTES.

                         Scientific Learning Corporation
                            Statements of Cash Flows
                                 (In thousands)


                                                                    YEAR ENDED DECEMBER 31,
                                                             2000           1999          1998
                                                         ------------   ------------   ------------

OPERATING ACTIVITIES
Net loss                                                  $ (20,116)     $ (14,087)      $ (10,748)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                            1,398            803           1,328
     Amortization of deferred compensation                      429            776             906
     Changes in operating assets and liabilities:
       Accounts receivable                                   (1,253)        (2,673)           (755)
       Prepaid expenses and other assets                       (676)          (972)           (160)
       Accounts payable                                          346            71             312
       Accrued liabilities                                       111           117             894
       Deferred revenue                                          358         2,556           1,307
       Other liabilities                                         (47)           (6)            146
                                                         ------------   -----------    ------------
Net cash used in operating activities                        (19,450)      (13,415)         (6,770)

INVESTING ACTIVITIES
Purchase of government securities                                  -      (13,903)               -
Sale of government securities                                  6,236          280               70
Purchase of property and equipment, net                       (1,181)      (1,438)            (700)
Increase in other assets                                      (1,997)           -                -
                                                         ------------   -----------    ------------
Net cash provided by (used in) investing activities            3,058      (15,061)            (630)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net                     -        4,896           10,938
Proceeds from issuance of common stock, net                    1,548       33,297               44
Borrowings under bank line of credit                               -            -            6,363
Repayments of borrowings under bank line of credit                 -         (399)          (6,254)
Repayments of capital lease obligations                            -          (18)             (28)
                                                         ------------   -----------    ------------
Net cash provided by financing activities                      1,548       37,776           11,063
                                                         ------------   -----------    ------------
Increase (decrease) in cash and cash equivalents             (14,844)        9,300           3,663
Cash and cash equivalents at beginning of year                15,662         6,362           2,699
                                                         ------------   -----------    ------------
Cash and cash equivalents at end of year                  $      818     $   15,662      $   6,362
                                                         ============   ===========    ============

SUPPLEMENTAL DISCLOSURES
Interest paid                                             $        -     $       29      $    142
                                                         ============   ===========    ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
   FINANCING ACTIVITIES
Capital lease obligations incurred                         $        -    $          -    $       6
                                                         ============   ===========    ============

Issuance of common stock warrants in connection with       $        -    $          -    $     780
   guarantee of line of credit and loan obtained from
   stockholder
                                                         ============   ===========    ============
Issuance of common stock in connection with conversion     $        -   $    26,191     $       -
   of redeemable preferred stock and convertible
   preferred stock
                                                         ============   ===========    ============
Deferred compensation                                      $        -    $       278     $    1,586
                                                         ============   ===========    ============


SEE ACCOMPANYING NOTES.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Scientific Learning Corporation (the "Company") was incorporated on November 30, 1995 in the State of California and was reincorporated on May 2, 1997 in the State of Delaware. The Company commenced operations in February 1996. The Company operates in one business segment, which is the development, marketing and sales of proprietary software and other education products and services designed to increase human learning and performance. The Company's revenues have been derived primarily from the Fast ForWord(R) family of programs, which are designed to improve language and reading skills. The Company's products are delivered through a variety of distribution channels, including sales to public schools, speech and language professionals in private practice and direct-to-consumer channels.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less.

INVESTMENTS IN GOVERNMENT SECURITIES

The Company classifies all of its investments as available-for-sale securities. Such investments consist of United States Government and Federal Agency securities which are carried at amounts which approximate fair value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income (loss) in stockholder's equity (deficit) until disposition. Realized gains and losses on investments in government securities are included in interest income. There were no realized gains or losses in the years ended December 31, 2000 or 1999. Amortized cost approximates the fair market value of the available-for-sale securities at December 31, 2000 and 1999.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's cash and cash equivalents, investments in government securities, accounts receivable, and accounts payable approximate fair value. The Company determines the fair value of its investments in government securities based on quoted market prices.

ACCOUNTS RECEIVABLE

The Company conducts business with individuals and school districts primarily in the United States. Ongoing credit evaluations are performed on customers and collateral is generally not required. Allowances for uncollectible accounts are made for potential credit issues and such allowances and issues to date have not been material. Accounts receivable included unbilled amounts of $94,000 and $1,138,000 at December 31, 2000 and 1999, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets that range from three to five years.

SOFTWARE DEVELOPMENT COSTS

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("FAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. The Company capitalized $1,452,000 and $629,000 of software development costs for the years ended December 31, 2000 and 1999, respectively. Software costs are amortized over the estimated useful life of the software, which is three years. Amortization was $384,000 and $80,000 for the year ended December 31, 2000 and 1999, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 ("APB 25") and makes the pro forma disclosures required by FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") (Note 6).

LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company continually reviews long-lived assets to assess recoverability based upon undiscounted cash flow analysis. Impairments, if any, are recognized in operating results in the period in which a permanent diminution in value is determined.

REVENUE RECOGNITION

We derive revenues from the sales of licenses for our software and service fees. The total value of software and services invoiced during a particular period is recorded as deferred revenues until recognized.

Program revenues are derived from the sale of limited term site licenses, individual participant licenses, and perpetual licenses of the Company's software. Customers license the right to use Fast ForWord family of products and do not acquire or otherwise gain unlimited rights to use the programs.

Revenues from the sales of software products with perpetual licenses are recognized when the products are shipped, collectibility is probable and the fees are fixed or determinable. Revenue from the sale of site licenses is recognized over the life of the license, typically 3 to 12 months. Revenue from individual participant licenses is recognized over the average duration of the program's use, typically 6 weeks.

Service revenues are derived from the Company's conferences and training seminars for learning facilitators and from services provided to customers. Revenues from conferences seminars are recognized when the event is held. Revenues from support services are recognized over the period of the licenses.

Cancellations and refunds are allowed in limited circumstances, and such amounts have not been significant. Provisions are made for cancellations and refunds as revenue is recorded. Costs of revenues are recognized as such costs are incurred. Royalty costs are recorded over the period in which the related program revenue is recorded.

ADVERTISING

Advertising costs are expensed as incurred. Advertising expense was $1,313,000, $357,000, and $292,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method in accounting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the net amounts expected to be realized.

NET LOSS PER SHARE

Basic and diluted net loss per share information for all periods is presented under the requirement of FAS No. 128, "Earnings per Share" ("FAS 128"). Basic earnings per share have been computed using the weighted-average number of shares outstanding during the period and excludes any dilutive effects of stock options, warrants, and convertible securities. Potentially dilutive securities have been excluded from the computation of diluted net loss per share, as their inclusion would be antidilutive.

If the Company had reported net income, the calculation of diluted earnings per share would have included approximately an additional 463,000, 996,000, and 955,000 common equivalent shares (computed using the treasury stock method) related to the outstanding options and warrants not included above for the years ended December 31, 2000, 1999, and 1998, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS No. 133 to years beginning after June 15, 2000. The Company does not anticipate that SFAS No. 133 will have a material impact on its consolidated financial position or results of operations when adopted.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, "Revenue in Financial Statements," ("SAB 101"). SAB 101, as amended, summarizes certain of SEC's views in applying generally accepted accounting principles to revenue recognition classification in financial statements. The Company adopted SAB 101 in the fourth quarter of 2000. The adoption of SAB 101 by the Company did not have a material impact on its revenues of results of operations.

In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. FIN 44 clarifies guidance for certain issues that arose in the application of APB No. 25. FIN 44 is generally effective, and to be applied prospectively, to all new awards, modifications to outstanding awards and changes in employee status on or after July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year balances to conform to the current presentation.

2. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):


                                                             December 31,
                                                        2000            1999
                                                   --------------   ------------
Prepaid expenses                                   $        1,100   $        567
Inventory of product and marketing materials                  273            163
Other receivables                                              36              3
                                                   --------------   ------------
                                                   $        1,409   $        733
                                                   ==============   ============

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):


                                                                           December 31,
                                                                      2000            1999
                                                                   ----------      ----------
     Computer equipment                                            $    3,646      $    2,657
     Office furniture and equipment                                     1,071             954
     Leasehold improvements                                               109              22
                                                                   ----------      ----------
                                                                        4,826           3,633
     Less accumulated depreciation                                     (2,746)         (1,720)
                                                                   ----------      ----------
                                                                   $    2,080      $    1,913
                                                                   ==========      ==========

4. OTHER ASSETS

Other assets consist of the following (in thousands):


                                                                           December 31,
                                                                      2000            1999
                                                                   ----------      ----------
     Software development cost                                     $    2,081      $      629
       Less accumulated amortization                                     (464)            (80)
                                                                   ----------      ----------
     Software development costs, net                                    1,617             549
     Long-term deposits                                                   637              92
                                                                   ----------      ----------
                                                                   $    2,254      $      641
                                                                   ==========      ==========

5. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):


                                                                           December 31,
                                                                      2000            1999
                                                                   ----------      ----------
Accrued vacation                                                   $       553     $      464
Employee stock purchase plan                                               204            320
Accrued commissions                                                        329            246
Other accrued liabilities                                                  391            336
                                                                   ----------      ----------
                                                                   $     1,477     $    1,366
                                                                   ===========     ==========

6. INCOME TAXES

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):



                                                                           December 31,
                                                                      2000            1999
                                                                   ----------      ----------
Deferred tax assets:
   Net operating loss carryforwards                                $   15,588      $   10,461
   Capitalized research and development costs                             629             358
   Deferred revenue                                                     1,825               -
   Research credits carryforwards                                         445             295
   Other                                                                  783             591
                                                                   ----------      ----------
Total deferred tax assets                                              19,270          11,705
Valuation allowance                                                   (19,270)        (11,705)
                                                                   ----------      ----------
Net deferred tax assets                                                     -      $        -
                                                                   ==========      ==========

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $7,565,000, and $5,105,000 during the years ended December 31, 2000 and 1999, respectively.

As of December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $42,700,000, which expire in the years 2011 through 2020. The Company had net operating loss carryforwards for state income tax purposes of approximately $17,600,000 expiring in the years 2001 through 2010.

Utilization of the Company's net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitation provided by the Internal Revenue Code and a similar state provision. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

7. STOCKHOLDERS' EQUITY

Effective immediately prior to the closing of the initial public offering of its common stock, the Board of Directors authorized, and the stockholders approved the number of authorized shares of common stock to be 40,000,000 and the number of authorized shares of preferred stock to be 1,000,000.

INITIAL PUBLIC OFFERING

On July 22, 1999, the Company issued 2,300,000 shares of common stock in an initial public offering at a price of $16.00 per share. The net proceeds to the Company from that offering were approximately $33.1 million after deducting the underwriters' discount and offering expenses. In addition, upon completion of the initial public offering, each outstanding share of the Company's convertible preferred stock was automatically converted into one share of common stock.

COMMON STOCK

At December 31, 2000, the Company had reserved shares of common stock for future issuance as follows:


   Stock Options outstanding                                  1,618,274
   Stock Options available for future grants                    696,494
   Common stock warrants                                        116,666
                                                              ---------
                                                              2,431,434
                                                              =========


STOCK SPLIT

In May 1999, the Company's stockholders approved a two-for-three reverse stock split of issued and outstanding common and preferred stock. All common and preferred share prices, and amounts associated with rights, preferences, dividends and privileges in the accompanying financial statements have been retroactively adjusted to reflect the stock split.

STOCK OPTIONS

The Company's stock option plans provide for the issuance of incentive stock options (ISO) or nonstatutory stock options (NSO) to eligible participants. The ISOs may be granted at a price per share not less than the fair market value at the date of grant. The NSOs may be granted at a price per share not less than 85% of the fair market value at the date of grant. Certain options previously granted can be exercised prior to vesting, but, if so exercised, these unvested shares are subject to repurchase by the Company. Options and unvested shares granted generally vest over a period of four or five years. Options under the plan have a maximum term of 10 years. In the event option holders cease to be employed by the Company, all unvested options are forfeited and all vested options may be exercised within a 90-day period after termination; the Company also has the right to repurchase at the original purchase price any unvested (but issued) shares if the holder is no longer employed by the Company. At December 31, 2000 and December 31, 1999, there are 6,181 and 0 outstanding shares subject to such repurchase, respectively.

In May 1999, the Company's stockholders approved the 1999 Equity Incentive Plan, which amends and restates the Company's existing stock option plan. There are 3,292,666 shares of common stock authorized for issuance under the plan, including shares originally authorized under predecessor plans and shares added to the plan in 2000.

In May 1999, the Company's stockholders approved the 1999 Non-Employee Directors' Stock Option Plan and reserved an aggregate of 75,000 shares of common stock for grants of stock options under the plan.

A summary of the Company's stock option activity under the plans is as follows:


                                                OUTSTANDING OPTIONS
                                      -----------------------------------------
                                                            WEIGHTED-AVERAGE
                                                           EXERCISE PRICE PER
                                       NUMBER OF SHARES          SHARE
                                      ------------------- ---------------------
Outstanding at December 31, 1997            1,041,384            $0.33
  Granted                                     346,488             4.59
  Exercised                                  (137,993)            0.32
  Canceled                                    (61,923)            0.89
                                      ------------------- ---------------------
Outstanding at December 31, 1998            1,187,956             1.54
  Granted                                     814,587            12.65
  Exercised                                  (179,258)            0.59
  Canceled                                   (142,718)            5.35
------------------------------------- ------------------- ---------------------
Outstanding at December 31, 1999            1,680,567             6.72
   Granted                                    932,652            12.40
   Exercised                                 (734,955)             .97
   Canceled                                  (259,990)           14.30
Outstanding at December 31, 2000            1,618,274            11.34
                                      =================== =====================
Vested at December 31, 2000                   357,889          $ 11.79
                                      =================== =====================

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2000:


                                                   OUTSTANDING                                  VESTED AND
                                                                                                EXERCISABLE
                                --------------------------------------------------    --------------------------------
                                                WEIGHTED-           WEIGHTED-                            WEIGHTED
                                                   AVERAGE           AVERAGE                              AVERAGE
                                                   EXERCISE         REMAINING                         EXERCISE PRICE
                                  NUMBER OF       PRICE PER      CONTRACTUAL LIFE        NUMBER OF       PER SHARE
         PRICE RANGE                SHARES          SHARE            (YEARS)              SHARES
------------------------------- --------------- --------------- ------------------    -------------- -----------------

    $0.26 - $ 6.00                   397,135        $ 4.86             8.52                106,031       $ 4.79
    $6.06 - $ 6.12                   348,850         $6.11             9.77                  5,098        $6.12
    $6.25 - $11.25                   390,947        $10.71             8.29                137,982       $11.08
   $14.00 - $17.75                   311,941        $16.48             8.91                 82,548       $16.45
   $17.88 - $39.88                   169,401        $29.32             9.08                 26,230       $30.24
                                ---------------                                       --------------
                                   1,618,274                                               357,889
                                ===============                                       ==============

No deferred compensation was recorded in the year ended December 31, 2000. The Company recorded deferred compensation of $278,000 and $1,586,000 during the years ended December 31, 1999 and 1998, respectively, representing the difference between the exercise price and the deemed fair value of certain of the Company's stock options granted to employees. These amounts are being amortized by charges to operations over the vesting periods of the individual stock options using a graded method. Such amortization amounted to $429,000, $776,000, and $906,000 for the years ended December 31, 2000, 1999, and 1998, respectively. The remaining aggregate deferred compensation of $72,000 will be amortized over the remainder of the vesting periods of the options (generally five years).

COMMON STOCK WARRANTS

In 1998 the Company issued warrants to purchase 116,666 shares of the Company's common stock at $9.00 per share. The warrants were issued to a significant stockholder of the Company in connection with loans and loan guarantees to the Company. The warrants expire in 2003. The Company estimated the fair value of the warrants to be $780,000, which was amortized by charges to interest expense during the year ended December 31, 1998.

PRO FORMA DISCLOSURES OF THE EFFECT OF STOCK-BASED COMPENSATION

Pro forma information regarding results of operations and net loss per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for these options was estimated at the date of grant using the minimum value method with the following weighted-average assumptions: a risk-free interest rate of 5.8%, 6.0%, and 6.0% for the years ended December 31, 2000, 1999, and 1998, respectively, no dividend yield, and a weighted-average expected life of the option of five years.

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

Had compensation cost for the Company's stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the minimum value method of FAS 123, the Company's net loss and pro forma basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:


                                                                               YEAR ENDED DECEMBER 31,
                                                                      2000            1998            1998
                                                                  ------------    ------------    ------------
Pro forma net loss (in thousands)                                 $    (23,044)   $    (14,824)   $    (10,822)
                                                                  ============    ============    ============
Pro forma basic and diluted net loss per share                    $      (2.07)   $      (2.36)   $      (3.90)
                                                                  ============    ============    ============

The weighted-average fair value of options granted, which is the value assigned to the options under FAS 123, was $10.70, $8.58, and $6.44 for options granted during the years ended December 31, 2000, 1999, and 1998, respectively.

The pro forma impact of options on the net loss for the years ended December 31, 2000, 1999, and 1998 is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

1999 EMPLOYEE STOCK PURCHASE PLAN

In May 1999 the stockholders approved the 1999 Employee Stock Purchase Plan which became effective upon the completion of the initial public offering of the Company's common stock. The Company has reserved a total of 350,000 shares of common stock for issuance under the plan. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable one-year offering period or the last day of the applicable six-month purchase period. During the year ended December 31, 2000 734,955 shares of common stock were issued and at December 31, 2000 696,454 shares were available for issuance under the Plan.

8. COMMITMENTS

LEASES

Beginning March 2001, the Company will lease a new corporate office facility under a non-cancelable operating lease, with an original term of eight years. As well, the Company has an ongoing lease obligation through September 2002, for space in its former office facility. Future minimum payments under both leases as of December 31, 2000 are as follows (in thousands):


2001                                                              $     2,656
2002                                                                    3,375
2003                                                                    2,676
2004                                                                    2,783
2005 and thereafter                                                    13,124
                                                                  -----------
Total minimum lease payments                                      $    24,614
                                                                  ===========

Rent expense under all operating leases was $1,022,000, $1,068,000, $974,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

The Company has the option to extend the operating lease covering its new corporate office facility for two five-year terms at the end of the original lease term, provided that certain conditions of the lease agreement are met.

LICENSE AGREEMENT

In September 1996, the Company entered into a license agreement with a university for the use of the intellectual property underlying its training methods. In exchange for the license, the Company issued 131,192 shares of Series A preferred stock and paid the university a license-issue fee of $200,000. In March 1997, the number of shares of Series A preferred stock issued under the agreement was reduced to 114,526. On completion of the initial public offering these shares were converted to an equivalent number of common shares.

Under the agreement, additional royalties and milestone payments are payable to the university based upon revenues from products using the licensed technology. Royalty and milestone expenses were $870,000, $612,000, and $415,000 for the years ended December 31, 2000, 1999, and 1998, respectively, and are included in cost of revenues.

If the Company loses or is unable to maintain the license agreement during the term of the underlying patents, it would materially harm its business. It could delay or prevent the introduction of new products and would likely require the recall of most of the Company's products from the market. Even if the Company could identify and license or develop non-infringing equivalent technology, which is far from certain, the cost and delays from such a changeover in the Company's base technology would cause material harm to the Company's business. The University may terminate the license agreement if the Company fails to perform or violates its terms without curing the violation within 60 days of receiving written notice of the violation.

9. EMPLOYEE RETIREMENT AND BENEFIT PLAN

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The Company does not match contributions by plan participants.

10. SUBSEQUENT EVENTS

LOAN AGREEMENT
In March 2001, the Company entered into a revolving loan agreement with a bank for an unsecured revolving credit facility in the amount of $15,000,000, expiring October, 2002. Borrowings under the loan agreement bear interest at the election of the Company at the rate of Libor plus one percent or the bank's "Base Rate".

An entity affiliated with a significant stockholder of the Company has provided an unlimited guarantee for the facility. In consideration of the guarantee the Company has agreed to reimburse the affiliated entity for any amounts it is required to pay under the guarantee and has granted it a security interest in substantially all of the Company's assets. The Company has issued a fully vested warrant to purchase 1,375,000 shares of common stock of the Company at an exercise price of $8.00. The warrant will expire March 9, 2008. The estimated value of the warrants is $3.6 million.

LITIGATION
A class action lawsuit was filed against the Company and certain of its officers and directors on August 22, 2000, in U.S. District Court for the Northern District of California. The suit, Stitt v. Scientific Learning Corporation, et al, alleged that the defendants made false and misleading statements and/or failed to disclose information concerning the Company's projected revenues for the second quarter of 2000.

On February 6, 2001, the parties entered into a stipulation pursuant to which plaintiffs agreed to voluntarily dismiss the lawsuit without prejudice. By Order dated February 8, 2001, the court approved the parties' stipulation and dismissed the lawsuit.. No consideration was exchanged in connection with the dismissal and neither the lead plaintiffs nor their counsel will receive any compensation or reimbursement of expenses.

11. INTERIM FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial data (in thousands)


                                                                          2000
                                 ---------------------------------------------------------------------------------------
                                  QUARTER ENDED     QUARTER ENDED    QUARTER ENDED     QUARTER ENDED
                                     MARCH 31,         JUNE 30,       SEPTEMBER 30,     DECEMBER 31,        TOTAL
                                     --------          -------        ------------      -----------         -----
Net sales                          $       3,431      $     3,706      $   4,487         $   3,637         $   15,261

Gross Profit                               2,686            2,643          3,531             2,844             11,704

Net Loss                                  (4,818)          (6,301)        (4,162)           (4,835)           (20,116)

Net Loss per share
(basic and diluted)                         (.45)            (.56)          (.37)             (.43)             (1.80)


                                                                          1999
                                 ---------------------------------------------------------------------------------------
                                  QUARTER ENDED     QUARTER ENDED    QUARTER ENDED     QUARTER ENDED
                                     MARCH 31,         JUNE 30,       SEPTEMBER 30,     DECEMBER 31,        TOTAL
                                     --------          -------        ------------      -----------         -----
Net sales                          $       1,340        $   2,051       $     3,901     $                  $10,252

Gross Profit                               1,007            1,346             2,964           2,247          7,564

Net Loss                                  (3,537)          (3,957)           (2,296)         (4,297)       (14,087)

Net Loss per share
(basic and diluted)                        (1.26)           (1.35)             (.26)           (.41)         (2.24)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

The information required by this item with respect to our executive officers is contained in Part I "Executive Officers".

Information respecting our directors is set forth under the caption "Election of Directors" in our Proxy Statement relating to our 2001 Annual Meeting of Stockholders and is incorporated by reference into this Form 10-K Report. The Proxy Statement will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Proxy Statement is not being filed as a part hereof.

Information respecting compliance with Section 16(a) of the Exchange Act is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated by reference into this Form 10-K Report.


ITEM 11.   EXECUTIVE COMPENSATION

Information concerning executive compensation is set forth under the captions "Executive Compensation", "Stock Option Grants and Exercises", "Aggregated Option Exercises in 200, and Year-end Option Values" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement and is incorporated by reference into this Form 10-K Report.


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

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEULES AND REPORTS OF FORM 8-K

(a)      Documents files as part of this report.

(1)      Financial Statements
              Independent Auditor's Report
              Balance Sheet - December 31, 2000 and 1999
              Statement of Operations - Years Ended December 31, 2000,
                 1999 and 1998
              Statements of Redeemable Convertible Preferred Stock and
                 Stockholders' Equity (Deficit) - Years Ended December 31, 2000,
              1999 and 1998 Statement of Cash Flows - Years Ended December 31, 2000, 1999 and 1998 Notes to the Financial Statements

(2)      Financial Statement Schedules
              As required under Item 8, Financial Statements and Supplementary Data, the financial statement schedule of the Company is provided in this separate section. The financial statement schedule included in this section is as follows:

              Schedule II - Valuation and Qualifying Accounts
              (IN THOUSANDS)


              Valuation and Qualifying Accounts which are deducted in the Balance Sheet from the assets to which they apply:

              Allowance for Doubtful Accounts Years ended December 31:


                                                   Charges
                                                      to
                                                  Operating         Charges to
                              Opening Balance      Expenses          Allowance         Deductions     Closing Balance
                              ---------------- ----------------- ----------------- ----------------- ----------------

                  2000             $271              $10               $159                 $(227)           $241
                  1999             $ 33              $40               $198                 $ -              $271
                  1998             $ 5               $28               $  -                 $ -              $ 33

       (3)   Exhibits


           EXHIBIT NO.                                              DESCRIPTION OF DOCUMENT________________
           -----------     --------------------------------------------------------------------------------
           3.31              Restated Certificate of Incorporation.
           3.41              Amended and Restated Bylaws.
           4.11              Reference is made to Exhibits 3.3 and 3.4.
           4.22              Amended and Restated Registration Rights Agreement, dated as of December 31, 1998.
           4.31              Specimen Stock Certificate.
           4.43              Amendment No. 1 by and among Scientific Learning Corporation, Warburg, Pincus
                             Ventures, L.P. and WPV, Inc., effective as of March 9, 2001 to Amended and Restated
                             Registration Rights Agreement entered into as of December 30, 1998
           10.11             Form of Indemnity Agreement with each of our directors and executive officers.
           10.24             1999 Equity Incentive Plan, as amended.
           10.31             Form of Stock Option Agreement under the Incentive Plan.
           10.41             Form of Stock Option Grant Notice under the Incentive Plan.
           10.51             1999 Non-Employee Directors' Stock Option Plan.
           10.61             Form of Nonstatutory Stock Option Agreement under the Non-Employee Directors' Stock
                             Option Plan (Initial Grant).
           10.71             Form of Nonstatutory Stock Option Agreement under the Non-Employee Directors' Stock
                             Option Plan (Annual Grant).
           10.81             1999 Employee Stock Purchase Plan.
           10.91             Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase
                             Plan.
           10.101            Consulting Agreement, dated as of September 20, 1996, with Dr. Michael M. Merzenich, as modified on January 19, 1998.
           10.111            Consulting Agreement, dated as of September 19, 1996, with Dr. Paula A. Tallal, as modified on January 22, 1998.
           10.131[cad 217]           Exclusive License Agreement, dated September 27, 1996, with the Regents of the
                             University of California.
           10.141            Lease Agreement, dated as of July 31, 1997, with GBC-University Associates, L.P.
           10.151            Securities Purchase Agreement, dated September 24, 1996, with Warburg, Pincus
                             Ventures, L.P.
           10.164            Lease, dated as of March 20, 2000, with Rotunda Partners II.
           10.175            Revolving Loan Agreement dated as of March 9, 2001 by and between Scientific
                             Learning Corporation and Fleet National Bank
           10.186            Agreement to Issue Warrant and Grant of Security Interest dated as of March 9, 2001 by and between Scientific Learning Corporation and WPV, Inc
           10.197            Warrant to Purchase 1,375,000 Shares of Common Stock of Scientific Learning
                             Corporation
           23.1              Consent of Ernst & Young LLP, Independent Auditors
                             We consent to the incorporation by reference in
                             Registration Statement 9Form S-8) pertaining to the
                             1999 Equity Incentive Plan, 1999 Non-Employee
                             Director's Stock Option Plan and the 1999 Employee
                             Stock Purchase Plan; and in the registration
                             Statement (Form S-8) pertaining to 1999 Equity
                             Incentive Plan of Scientific Learning Corporation
                             of our report dated February 9, 2001, except for
                             Note 10, as to which the date is March 9, 2001 with
                             respect tot eh financial statements and schedule of
                             Scientific Learning Corporation included in this
                             Annual Report (Form 10-K0 for the year ended
                             December 31, 2000.

-----------------------------
            1       Incorporated by reference to the same numbered exhibit previously filed with the Company's
                    Registration Statement on Form S-1 (SEC File No. 333-77133).
            2       Incorporated by reference to the same numbered exhibit previously filed with the Company's
                    Form 10-K for the year ended December 31, 1999 (SEC File No. 000-24547).
            3       Incorporated by reference to the same numbered exhibit previously filed with the Company's
                    Form 8-K on March 12,2001 (SEC File No. 000-24547).
            4       Incorporated by reference to the same numbered exhibit previously filed with the Company's
                    Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 000-24547).
            5       Incorporated by reference to Exhibit 99.1 previously filed with the Company's Form 8-K on
                    March 12,2001 (SEC File No. 000-24547).
            6       Incorporated by reference to Exhibit 99.2 previously filed with the Company's Form 8-K on
                    March 12,2001 (SEC File No. 000-24547).
            7       Incorporated by reference to Exhibit 99.3 previously filed with the Company's Form 8-K on
                    March 12,2001 (SEC File No. 000-24547).
            [cad 217]       Certain portions of this exhibit have been omitted based upon our request for confidential treatment for portions of the referenced exhibit.


(b) The Company filed a report on Form 8-K, dated March 12, 2001, furnishing under Item 5 information with respect to a Revolving Loan Agreement, dated March 9, 2001, between the Company and Fleet National Bank and related agreements.

                          SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC LEARNING CORPORATION


By    /s/ Sheryle J. Bolton                         March 29, 2001
   --------------------------
      Sheryle J. Bolton
      Chief Executive Officer

                  Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           SIGNATURES                                TITLE                                  DATE
  ----------------------------   --------------------------------------------   ---------------------------

     /s/ Sheryle J. Bolton
     ---------------------
     Sheryle J. Bolton              Chairman, Chief Executive Officer                   March 29, 2001
                                    and Director (Principal Executive
                                    Officer)

     /s/ Jane A. Freeman                                                                March 29, 2001
     --------------------
     Jane A. Freeman                Chief Financial Officer, Vice President
                                    Finance and Treasurer (Principal Financial
     /s/ Dr. Michael M. Merzenich   and Accounting Officer)
     ----------------------------
     Dr. Michael M. Merzenich       Chief Scientific Officer and Director               March 23, 2001

     /s/ Dr. Paula A. Tallal
     -----------------------
     Dr. Paula A. Tallal            Director                                            March 22, 2001

     /s/ Carleton A. Holstrom
     ------------------------
     Carleton A. Holstrom           Director                                            March 29, 2001

     /s/ Rodman W. Moorhead
     -----------------------
     Rodman W. Moorhead, III        Director                                            March 29, 2001

     /s/ Ajit Dalvi
     ---------------------
     Ajit Dalvi                     Director                                            March 29, 2001

     /s/ Joseph Martin
     ---------------------
     Dr. Joseph Martin              Director                                            March 24, 2001

                                                        EXHIBIT INDEX

           EXHIBIT NO.                                              DESCRIPTION OF DOCUMENT
           -----------     --------------------------------------------------------------------------------
           3.3(1)            Restated Certificate of Incorporation.
           3.4(1)            Amended and Restated Bylaws.
           4.1(1)            Reference is made to Exhibits 3.3 and 3.4.
           4.2(2)            Amended and Restated Registration Rights Agreement, dated as of December 31, 1998.
           4.3(1)            Specimen Stock Certificate.
           4.4(3)            Amendment No. 1 by and among Scientific Learning Corporation, Warburg, Pincus
                             Ventures, L.P. and WPV, Inc., effective as of March 9, 2001 to Amended and Restated
                             Registration Rights Agreement entered into as of December 30, (1)998
           10.1(1)           Form of Indemnity Agreement with each of our directors and executive officers.
           10.2(4)           1999 Equity Incentive Plan, as amended.
           10.3(1)           Form of Stock Option Agreement under the Incentive Plan.
           10.4(1)           Form of Stock Option Grant Notice under the Incentive Plan.
           10.5(1)           1999 Non-Employee Directors' Stock Option Plan.
           10.6(1)           Form of Nonstatutory Stock Option Agreement under the Non-Employee Directors' Stock
                             Option Plan (Initial Grant).
           10.7(1)           Form of Nonstatutory Stock Option Agreement under the Non-Employee Directors' Stock
                             Option Plan (Annual Grant).
           10.8(1)           1999 Employee Stock Purchase Plan.
           10.9(1)           Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase
                             Plan.
           10.10(1)          Consulting Agreement, dated as of September 20, 1996, with Dr. Michael M. Merzenich, as modified on January 19, 1998.
           10.11(1)          Consulting Agreement, dated as of September 19, 1996, with Dr. Paula A. Tallal, as modified on January 22, 1998.
           10.13(1)+         Exclusive License Agreement, dated September 27, 1996, with the Regents of the
                             University of California.
           10.14(1)          Lease Agreement, dated as of July 31, 1997, with GBC-University Associates, L.P.
           10.15(1)          Securities Purchase Agreement, dated September 24, 1996, with Warburg, Pincus
                             Ventures, L.P.
           10.16(4)              Lease, dated as of March 20, 2000, with Rotunda Partners II.
           10.17(5)          Revolving Loan Agreement dated as of March 9, 2001 by and between Scientific
                             Learning Corporation and Fleet National Bank
           10.18(6)          Agreement to Issue Warrant and Grant of Security Interest dated as of March 9, 2001 by and between Scientific Learning Corporation and WPV, Inc
           10.19(7)          Warrant to Purchase 1,375,000 Shares of Common Stock of Scientific Learning
                             Corporation
           23.1              Consent of Ernst & Young LLP, Independent Auditors

----------------------------

           (1) Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration
                    Statement on Form S-1 (SEC File No. 333-77133).

           (2) Incorporated by reference to the same numbered exhibit previously filed with the Company's Form 10-K for the year ended December 31, 1999 (SEC File No. 000-24547).

           (3) Incorporated by reference to the same numbered exhibit previously filed with the Company's Form 8-K on March 12, 2001 (SEC File No. 000-24547).

           (4) Incorporated by reference to the same numbered exhibit previously filed with the Company's Form 10-Q for the quarter ended June 30,2000 (SEC File No. 000-24547).

           (5) Incorporated by reference to Exhibit 99.1 previously filed with the Company's Form 8-K on March 12,2001
                    (SEC File No. 000-24547).

           (6) Incorporated by reference to Exhibit 99.2 previously filed with the Company's Form 8-K on March 12,2001
                    (SEC File No. 000-24547).

           (7) Incorporated by reference to Exhibit 99.3 previously filed with the Company's Form 8-K on March 12,2001
                    (SEC File No. 000-24547).

            + Certain portions of this exhibit have been omitted based upon our request for confidential treatment for portions of the referenced exhibit.