Form 10-Q
period 2001-03-31
SCIENTIFIC LEARNING CORP
filed 2001-05-15
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

OR

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File number  # 000-24547

Scientific Learning Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-3234458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Frank H. Ogawa Plaza, Suite 500
Oakland, California 94612
(510) 625-9700
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

Yes ☒         No ☐

          The number of shares of the Registrant's Common Stock, $.001 par value per share, outstanding at May 4, 2001 was 11,421,109

SCIENTIFIC LEARNING CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SCIENTIFIC LEARNING CORPORATION
CONDENSED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2001	2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,011	$818
Investments in government securities	2,364	7,667
Accounts receivable, net	3,854	4,725
Prepaid expenses and other current assets	2,071	1,409
Total current assets	9,300	14,619
Property and equipment, net	2,896	2,080
Other assets	6,219	2,254
TOTAL ASSETS	$18,415	$18,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,296	$1,148
Accrued liabilities	1,527	1,477
Deferred revenue	3,396	4,563
Total current liabilities	6,219	7,188

Borrowings under bank line of credit	2,000	-
Other liabilities	146	164
Total liabilities	8,365	7,352

Stockholders’ equity:
Common stock	68,142	64,179
Deferred compensation	(29)	(72)
Accumulated deficit	(58,063)	(52,506)

Total stockholders’ equity	10,050	11,601

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,415	$18,953

See accompanying notes to condensed financial statements.

SCIENTIFIC LEARNING CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
Unaudited

	Three months ended March 31,
	2001	2000

Revenues:
Programs	$2,817	$3,156
Services	389	275
Total revenues	3,206	3,431

Cost of revenues:
Cost of programs	480	493
Cost of services	302	252
Total cost of revenues	782	745

Gross profit	2,424	2,686

Operating expenses:
Sales and marketing	5,358	5,288
Research and development	938	1,220
General and administrative	1,725	1,344

Total operating expenses	8,021	7,852

Operating loss	(5,597)	(5,166)

Interest income, net	40	348

Net loss	$(5,557)	$(4,818)

Basic and diluted net loss per share	$(0.49)	$(0.45)

Shares used in computing basic and diluted net loss per share	11,346,691	10,699,388

See accompanying notes to condensed financial statements.

SCIENTIFIC LEARNING CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
Unaudited

	Three months ended March 31,
	2001	2000
Operating Activities:
Net loss	$(5,557)	$(4,818)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	341	248
Amortization of deferred compensation	43	138
Changes in operating assets and liabilities:
Accounts receivable	871	1,130
Prepaid expenses and other assets	(662)	(735)
Accounts payable	148	(110)
Accrued liabilities	50	(485)
Deferred revenues	(1,167)	(1,456)
Other liabilities	(18)	(8)

Net cash provided by operating activities	(5,951)	(6,096)

Investing Activities:
Sales (purchase) of government securities	5,303	(90)
Purchases of property and equipment, net	(1,085)	(513)
Increase in other assets	(390)	(443)

Net cash provided by (used in) investing activities	3,828	(1,046)

Financing Activities:
Proceeds from issuance of common stock, net	316	978
Borrowings under bank line of credit	2,000	-

Net cash provided by financing activities	2,316	978

Increase (decrease) in cash and cash equivalents	193	(6,164)

Cash and cash equivalents at beginning of period	818	15,662

Cash and cash equivalents at end of period	$1,011	$9,498

Supplemental Disclosures:
Interest paid	$4	$-

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock warrants in connection with guarantee of bank line of credit	$3,647	$-

See accompanying notes to condensed financial statements.

Notes To Condensed Financial Statements

1. Summary of Significant Accounting Policies

Description of Business

Scientific Learning Corporation (the “Company”) was incorporated on November 30, 1995 in the State of California and was reincorporated on May 2, 1997 in the State of Delaware.  The Company commenced operations in February 1996.  The Company operates in one business segment, which is the development, marketing and sales of proprietary software and other education products and services designed to increase human learning and performance. The Company’s revenues have been derived primarily from the Fast ForWord® family of programs, which are designed to improve language and reading skills. The Company’s products are delivered through a variety of distribution channels, including sales to public schools, speech and language professionals in private practice and direct-to-consumer channels.  Direct sales to consumers have been limited.

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

Interim Financial Information

The interim financial information as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 is unaudited, but includes all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of its financial position at such date and its results of operations and cash flows for those periods.

These condensed financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission.

Operating results for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for any future periods.

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

If the Company had reported net income, the calculation of diluted earnings per share would have included approximately an additional 54,016 and 1,033,373  common equivalent shares (computed using the treasury stock method) related to the outstanding options and warrants for the quarter ended March 31, 2001 and March 31, 2000, respectively.

Reclassifications

Operating expenses for the three months ended March 31, 2000 have been reclassified to conform to the presentation adopted in 2001.

2. Comprehensive Loss

The Company has no items of other comprehensive income (loss), and accordingly the comprehensive loss is the same as the net loss for all periods reported.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following should be read in conjunction with the audited financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2000.

OVERVIEW

We develop, market and sell products and services that are based on more than 25 years of brain and language research and are designed to increase human learning and performance. Our goal is to become the leading provider of software and other educational products and services based on the study of how the brain learns.  To date our primary focus has been on software programs that build the language and reading skills that are the foundation for learning.  We have developed and introduced a suite of programs, the Fast ForWord family, designed to help children, adolescents and adults with language comprehension, learning how to read and becoming better readers. We also provide BrainConnection.com, a comprehensive web-based information source about the brain and learning, which provides a wide range of written, graphical, audio and interactive content, skill assessments, professional development courses and targeted e-commerce resources for educators, parents, and others interested in the learning process.

We assist educators, parents and speech and language and other professionals with integrating our training programs and other products into existing educational programs. We also provide professional development, installation and implementation services and technical and other support. We provide ongoing performance analysis to those supervising training program participants through Internet-based tools.

Our products are delivered through a variety of distribution channels, including sales to public schools, referrals from speech and language professionals in private practice and direct-to-consumer channels through our web sites. Our primary target market is public schools, which represents almost 80% of our revenue in the quarter ended March 31, 2001. Direct sales to consumers have not been significant.

Our programs and services are sold both individually and in various combinations designed to suit the needs of our customers.

Over 65,000 students are enrolled in or have used our Fast ForWord language and reading programs. We have sold our programs and services to almost 1200 school districts in the United States.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, various financial data expressed as a percentage of revenues (unless otherwise noted).

	Three months ended March 31,
	2001	2000
Revenues:
Programs	87.9%	92.0%
Services	12.1	8.0

Total revenues	100.0	100.0

Cost of revenues:
Programs (1)	17.0	15.6
Services (2)	77.6	91.6

Total cost of revenues	24.4	21.7

Gross margin	75.6	78.3
Operating expenses
Sales and marketing	167.1	154.1
Research and development	29.3	35.6
General and administrative	53.8	39.2

Total operating expenses	250.2	228.9

Operating loss	(174.6)	(150.6)
Interest income, net	1.3	10.2

Net loss	(173.3) %	(140.4) %

(1) Program costs are expressed as a percentage of program revenues.
(2) Service costs are expressed as a percentage of service revenues.

Three months ended March 31, 2001 compared to three months ended March 31, 2000

             Revenues. Total revenues decreased by $225,000, or 6.6%, to $3.2 million for the quarter ended March 31, 2001 compared to the same period in 2000. Public school revenue increased 9% compared to the first quarter of 2000, and represented almost 80% of total revenue compared to less than 70% in the previous year. Program revenues decreased by $339,000, or 10.7%, to $2.8 million for the quarter ended March 31, 2001 compared to the same period in 2000. An increase in revenues from public schools was more than offset by a decline in revenue from the private channel.  Service revenues increased by $114,000, or 41.2%, to $389,000 for the quarter ended March 31, 2001 compared to the same period in 2000 due to an increase in the number of public school customers in the last quarter of 2000 for which training programs were provided in the quarter ended March 31, 2001.

New sales (bookings) in the private channel increased compared to the first quarter of 2000 and represented approximately 31% of program sales in the first quarter of 2001 compared to 29% in the first quarter of 2000.   During the quarter, the company sold 94 site license packages to public schools. New sales to public schools were about equal to those during the first quarter of 2000.  Although some revenue from these new sales was recognized in revenue during the quarter, the majority will be recognized in future quarters.

             Cost of Revenues. Total cost of revenues increased by $37,000 or 5%, to $782,000 for the quarter ended March 31, 2001 compared to the same period in 2000. As a percentage of revenues, cost of revenues increased to 24.4% in the first quarter of 2001 from 21.7% for the quarter ended March 31, 2000. Cost of program revenues increased to 17.0% in the first quarter of 2001 from 15.6% for the quarter ended March 31, 2000, due to the slightly higher cost of materials and technical services provided to the public schools channel.  Cost of service revenues decreased to 77.6% in the first quarter of 2001 from 91.6% for the quarter ended March 31, 2000 because we have been able to combine individual school trainings in some school districts.

             Sales and Marketing Expenses.  Sales and marketing expenses increased $70,000 or 1.3%, to $5.4 million for the quarter ended March 31, 2001 compared to the same period in 2000. This increase was primarily attributable to increased personnel in sales and marketing functions.

     Research and Development Expenses. Research and development expenses decreased $282,000, or 23.1%, to $938,000 for the quarter ended March 31, 2001 compared to the same period in 2000. The decrease is primarily attributed to our focus on developing additional products for our education business and a resulting decrease in research activities directed toward products for other applications.

     General and Administrative Expenses. General and administrative expenses increased $381,000, or 28.3%, to $1.7 million for the quarter ended March 31, 2001 compared to the same period in 2000. This increase was primarily attributable to increases in personnel and legal costs.

     Provision for Income Taxes. We recorded no provision for income taxes in the quarters ended March 31, 2001 and March 31, 2000 as we incurred losses during such periods.

FACTORS THAT MAY AFFECT QUARTERLY RESULTS OF OPERATIONS

             Our quarterly operating results have varied significantly in the past and are expected to fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. Factors that may affect our quarterly operating results include those discussed herein with this quarterly report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2000, under the heading "Business – Risk Factors" and “Management’s Discussion and Analysis,” and as disclosed in other documents filed with the Securities and Exchange Commission. Significant fluctuations in future quarterly operating results may be caused by many factors including, among others:

 •     the demand for technology-based education and training programs and products;

 •     the long sales cycle of our products;

 •     the extent of educators’ reliance on standards and test scores;

 •     the size and timing of product orders and implementation;

 •     our ability to continue to demonstrate the efficacy of our programs, products and services;

 •     the revenue mix among our programs, products and services;

 •     the timely development, introduction and market acceptance of our existing and future products, if any;

 •     the pricing, marketing and sales strategies of our programs, products and services and the programs, products and services of our competitors;

 •     seasonality in product purchase and usage;

 •     competitive conditions;

 •     our ability to attract and retain experienced personnel;

 •     the availability of government funding for purchases of our products and the general availability of funding for public schools;

 •     public school calendars and budget cycles;

 •     our ability to protect and maintain our intellectual property rights;

 •     the number and timing of Fast ForWord training seminars for educators, speech and language professionals and other professionals; and

 •     general economic and market conditions.

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

LIQUIDITY AND CAPITAL RESOURCES

             Cash used in operating activities was $6.0 million for the three months ended March 31, 2001 compared to $6.1 million in the same period in 2000.  This decrease was primarily attributable to an increase in accounts payable and accrued liabilities of $148,000 and $50,000 respectively, partially offset by a larger net loss.  The increase in accounts payable and accrued liabilities is primarily due to expenses related to the move to our new facility in late March 2001.

             Cash provided by investing activities was $3.8 million for the three months ended March 31, 2001 compared to $1.0 million used in the same period in 2000. Cash was provided by sales of government securities of $5.3 million partially offset by purchases of computer equipment, furniture and fixtures.

             As of March 31, 2001, we had cash and cash equivalents and investments in government securities of $3.4 million. We believe that these funds together with the proceeds of loans under our  $15 million line of credit from Fleet National Bank will be sufficient to finance our presently anticipated operating losses and planned capital expenditures.  However, our business may fail to meet our cash flow projections and, if so, we cannot be certain that our cash resources will be sufficient. We therefore may need to obtain additional equity or debt financing in the future.  We may not be able to obtain the additional financing to satisfy our cash requirements on acceptable terms or at all.

             As of March 31, 2001 we have borrowed $2.0 million against our line of credit with Fleet National Bank.  The lease obligation on our new office facility is $176,000 per month through March 2009.  In addition, we continue to make minimum lease payments of $82,000 per month on our old facility through September 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

             Our exposure to market risk for changes in interest rates relates primarily to the rate of interest we will pay on our revolving credit facility with Fleet National Bank (Fleet).  Interest rates on loans extended under that facility are either at LIBOR (London Interbank Offered Rate) plus one percent or at Fleet’s “Base Rate,” at the Company’s choice.  A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at March 31, 2001 would not have a material affect on our expenses or loss.

             We also have some market risk related to interest rate changes due to the increase or decrease in the amount of interest income we can earn on our investment portfolio.  We do not use derivative financial instruments in our investment portfolio.  We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk.  We mitigate default risk by investing in high-credit quality securities.  A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at March 31, 2001 would not cause the fair value of our cash and cash equivalents to change by a material amount.  Declines in interest rates over time will, however, reduce our interest income.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

             A class action lawsuit was filed against the Company and certain of its officers and directors on August 22, 2000, in U.S. District Court for the Northern District of California.  The suit, Stitt v. Scientific Learning Corporation, et al, alleged that the defendants made false and misleading statements and/or failed to disclose information concerning the Company’s projected revenues for the second quarter of 2000, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  In early July, Scientific Learning reported that its second quarter revenues were lower than expected.  The suit was filed on behalf of persons who acquired Company stock between May 1, 2000 and July 11, 2000 and sought damages in unspecified amounts as well as equitable or injunctive relief.

             On February 6, 2001, the parties entered into a stipulation pursuant to which plaintiffs agreed to voluntarily dismiss the lawsuit without prejudice.  By order dated February 8, 2001, the court approved the parties’ stipulation and dismissed the lawsuit.  No consideration was exchanged in connection with the dismissal and neither the lead plaintiffs nor their counsel will receive any compensation or reimbursement of expenses.

             From time to time, the Company is involved in other legal proceedings in the ordinary course of business.  None of such proceedings are expected to have a material impact on our business, results of operations or financial condition.

Item 2.  Changes in Securities and Use of Proceeds

             On March 9, 2001, the Company issued a warrant to purchase 1,375,000 shares of its common stock to WPV, Inc., an entity affiliated with Warburg, Pincus Ventures, LP, a substantial stockholder and affiliate of the Company. The warrant has an exercise price of $8.00, an exercise period of seven years and a net exercise provision.  The warrant was issued in consideration of WPV's agreement to provide an unlimited guaranty and a standby letter of credit to Fleet National Bank in connection with Fleet's delivery of an unsecured revolving credit facility to the Company in the principal amount of $15,000,000.  The Company also granted a security interest in all of its tangible and intangible assets to WPV as security for payments made pursuant to the unlimited guaranty and standby letter of credit. The Company previously reported the issuance of the warrant in its current report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2001, and the documents relating to the warrant and the credit facility were filed therewith as exhibits, and are incorporated herein by reference.  The warrant issuance was made in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act and was made without general solicitation or advertising. The warrantholder is a sophisticated investor with access to all relevant information necessary to evaluate the investment and represented to the Company that the shares were being acquired for investment.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5: Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)         Exhibits

Exhibit No.	Description of Document

3.3[1]	Restated Certificate of Incorporation.
3.4[1]	Amended and Restated Bylaws.
4.1[1]	Reference is made to Exhibits 3.3 and 3.4.
4.2[2]	Amended and Restated Registration Rights Agreement, dated as of December 31, 1998.
4.3[1]	Specimen Stock Certificate.
4.4[3]	Amendment No. 1 by and among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., effective as of March 9, 2001 to Amended and Restated Registration Rights Agreement entered into as of December 30, 1998
10.1[1]	Form of Indemnity Agreement with each of our directors and executive officers.
10.2[4]	1999 Equity Incentive Plan, as amended.
10.3	Form of Stock Option Agreement under the Incentive Plan.
10.4	Forms of Stock Option Grant Notices under the Incentive Plan.
10.5[1]	1999 Non-Employee Directors’ Stock Option Plan.
10.6[1]	Form of Nonstatutory Stock Option Agreement under the Non-Employee Directors’ Stock Option Plan (Initial Grant).
10.7[1]	Form of Nonstatutory Stock Option Agreement under the Non-Employee Directors’ Stock Option Plan (Annual Grant).
10.8[1]	1999 Employee Stock Purchase Plan.
10.9[1]	Forms of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan.
10.10[1]	Consulting Agreement, dated as of September 20, 1996, with Dr. Michael M. Merzenich, as modified on January 19, 1998.
10.11[1]	Consulting Agreement, dated as of September 19, 1996, with Dr. Paula A. Tallal, as modified on January 22, 1998.
10.13[1]†	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California.
10.14[1]	Lease Agreement, dated as of July 31, 1997, with GBC-University Associates, L.P.
10.15[1]	Securities Purchase Agreement, dated September 24, 1996, with Warburg, Pincus Ventures, L.P.
10.16[4]	Lease, dated as of March 20, 2000, with Rotunda Partners II.
10.17[5]	Revolving Loan Agreement dated as of March 9, 2001 by and between Scientific Learning Corporation and Fleet National Bank
10.18[6]	Agreement to Issue Warrant and Grant of Security Interest dated as of March 9, 2001 by and between Scientific Learning Corporation and WPV, Inc
10.19[7]	Warrant to Purchase 1,375,000 Shares of Common Stock of Scientific Learning Corporation
10.20	Loan agreements, promissory notes and pledge agreements with each of Sheryle Bolton, Frank Mattson, Steve Miller, and James Mills

1            Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-77133).

2            Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 1999 (SEC File No. 000-24547).

3            Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

4            Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 000-24547).

5            Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

6                  Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

7                  Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

†   Certain portions of this exhibit have been omitted based upon our request for confidential treatment for portions of the referenced exhibit.

(b)   Reports on Form 8-K. The Company filed a report on Form 8-K, dated March 12, 2001, furnishing under Item 5 information with respect to a Revolving Loan Agreement, dated March 9, 2001, between the Company and Fleet National Bank and related agreements.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Scientific Learning Corporation
(Registrant)

_________________________________
Jane A. Freeman
Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)
Dated: May 15 , 2001