Form 10-Q
period 2001-06-30
SCIENTIFIC LEARNING CORP
filed 2001-08-14
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

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
(510) 444-3500
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

Yes |X|     No |_|

     The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding at July 30, 2001 was 11,422,364.

SCIENTIFIC LEARNING CORPORATION

INDEX TO FORM 10-Q FOR THE QUARTER ENDED June 30, 2001

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC LEARNING CORPORATION CONDENSED BALANCE SHEETS (In thousands)

	June 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 2,147	$ 818
Investments in government securities	2,397	7,667
Accounts receivable, net	7,175	4,725
Prepaid expenses and other receivables	1,745	1,409

Total current assets	13,464	14,619

Property and equipment, net	2,882	2,080
Other assets	9,376	2,254

TOTAL ASSETS	$ 25,722	$ 18,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 766	$ 1,148
Accrued liabilities	2,163	1,477
Deferred revenue	6,951	4,563

Total current liabilities	9,880	7,188

Borrowings under bank line of credit	11,000	—
Other liabilities	93	164

Total liabilities	20,973	7,352

Stockholders’ equity:
Common stock	68,142	64,179
Deferred compensation	—	(72)
Accumulated deficit	(63,393)	(52,506)

Total stockholders’ equity	4,749	11,601

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 25,722	$ 18,953

See accompanying notes to condensed financial statements. 3

SCIENTIFIC LEARNING CORPORATION CONDENSED STATEMENTS OF OPERATIONS (In thousands, except share and per share amounts) Unaudited

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Revenues:
Programs	$ 4,527	$ 3,340	$ 7,345	$ 6,496
Services	489	366	877	641

Total revenues	5,016	3,706	8,222	7,137

Cost of sales:
Cost of programs	774	571	1,253	1,064
Cost of services	380	492	682	744

Total cost of revenues	1,154	1,063	1,935	1,808

Gross profit	3,862	2,643	6,287	5,329

Operating expenses:
Sales and marketing	6,296	6,282	11,654	11,570
Research and development	826	1,583	1,764	2,803
General and administrative	1,720	1,377	3,446	2,721

Total operating expenses	8,842	9,242	16,864	17,094

Operating loss	(4,980)	(6,599)	(10,577)	(11,765)
Interest (expense) income , net	(350)	298	(310)	646

Net loss	$ (5,330)	$ (6,301)	$ (10,887)	$ (11,119)

Basic and diluted net loss per share	$ (0.47)	$ (0.56)	$ (0.96)	$ (1.01)

Shares used in computing basic and diluted
net loss per share	11,421,408	11,250,906	11,367,659	10,979,718

Certain 2000 operating expenses have been reclassified to conform to the presentation adopted in 2001. See accompanying notes to condensed financial statements. 4

SCIENTIFIC LEARNING CORPORATION CONDENSED STATEMENTS OF CASH FLOWS (In thousands) Unaudited

	Six months ended June 30,
	2001	2000

Operating Activities:
Net loss	$(10,887)	$(11,119)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	904	715
Amortization of deferred compensation	72	251
Amortization of deferred financing costs	376	—
Changes in operating assets and liabilities:
Accounts receivable	(2,450)	(1,928)
Prepaid expenses and other current assets	(336)	(510)
Accounts payable	(382)	217
Accrued liabilities	686	(8)
Deferred revenues	2,388	1,491
Other liabilities	(71)	(16)

Net cash used in operating activities	(9,700)	(10,907)

Investing Activities:
Sales of government securities	5,270	1,788
Purchases of property and equipment, net	(1,429)	(819)
Increase in other assets	(4,128)	(936)

Net cash (used in) provided by investing activities	(287)	33

Financing Activities:
Proceeds from issuance of common stock, net	316	1,135
Borrowings under bank line of credit	11,000	—

Net cash provided by financing activities	11,316	1,135

Increase (decrease) in cash and cash equivalents	1,329	(9,739)
Cash and cash equivalents at beginning of period	818	15,662

Cash and cash equivalents at end of period	$ 2,147	$ 5,923

Supplemental Disclosures:
Interest paid	$ 97	$ —

Noncash investing and financing activities:
Issuance of common stock warrants in connection with guarantee
of bank line of credit	$ 3,647	$ —

Certain 2000 items have been reclassified to conform to the presentation adopted in 2001. See accompanying notes to condensed financial statements. 5

Notes To Condensed Financial Statements

1. Summary of Significant Accounting Policies

Description of Business

Scientific Learning Corporation (the “Company”) was incorporated on November 30, 1995 in the State of California and was reincorporated on May 2, 1997 in the State of Delaware. The Company commenced operations in February 1996. The Company’s proprietary Fast ForWord ® software is designed to improve language and reading skills. The Company markets and sells the Fast ForWord family and other education products and services primarily to public and private schools, through speech and language professionals in private practice, and, to a limited extent, consumers.

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

Interim Financial Information

The interim financial information as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 is unaudited, but includes all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of its financial position at such date and its results of operations and cash flows for those periods.

These condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission.

Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of results that may be expected for any future periods.

Revenue Recognition

We derive revenues from the sales of licenses for our software programs and service fees. The total value of software and services invoiced during a particular period is recorded as deferred revenues until recognized. Customers license the right to use Fast ForWord family of products and do not acquire or otherwise gain unlimited rights to use the programs.

Revenues from the sale of programs are recognized as follows: for limited term site licenses revenue is recognized over the life of the license, typically 3 to 12 months; for individual participant licenses revenue is recognized over the average duration of the program’s use, typically 6 weeks; and for perpetual licenses revenue is typically recognized when the product has been shipped or in some cases over the expected period of the arrangement, typically 3 years.

Service revenues are derived from the Company’s conferences and training seminars. Revenues from conferences and seminars are recognized when the event is held.

Other Assets Other assets consist of the following (in thousands):

	June 30, 2001	December 31, 2000

Loans to officers	$ 3,148	$ —
Software development costs	3,215	2,081
Less accumulated amortization	(741)	(464)

Software development costs, net	2,474	1,617
Deferred financing costs	3,271	—
Long-term deposits	483	637

	$ 9,376	$ 2,254

Net Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirement of FAS No. 128, “Earnings per Share”. Basic net loss per share has been computed using the weighted-average number of shares outstanding during the period and excludes any dilutive effects of stock options, warrants, and convertible securities. Potentially dilutive securities have been excluded from the computation of diluted net loss per share, as their inclusion would be antidilutive.

If the Company had reported net income, the calculation of diluted earnings per share would have included approximately an additional 34,000 and 1,320,000 common equivalent shares (computed using the treasury stock method) related to the outstanding options and warrants for the quarter ended June 30, 2001 and 2000, respectively, and an additional 45,000 and 1,652,000 common equivalent shares for the six months ended June 30, 2001 and 2000, respectively.

Reclassifications

Operating expenses for the three and six months ended June 30, 2000 have been reclassified to conform to the presentation adopted in 2001.

2. Comprehensive Loss

The Company has no items of other comprehensive income (loss), and accordingly the comprehensive loss is the same as the net loss for all periods reported.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis contains forward-looking statements that are subject to the safe harbor created by Section 27A of the federal securities law. Such statements include, among others, statements relating to trends in revenue, sales, margins and expenses, and the drivers behind those trends; trends in market channels; the acceptance of site licensing; and projected levels of financial resources. Numerous risks and uncertainties could cause actual results to differ materially. These risks and uncertainties include the factors discussed and referred to below under the heading “Factors That May Affect Quarterly Results of Operations.” All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following should be read in conjunction with the audited financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2000.

Overview

Scientific Learning’s products and services are based on more than 25 years of brain and language research. Our suite of software programs, the Fast ForWord family, is designed to help children, adolescents and adults with language comprehension, learning how to read and becoming better readers. The primary products in the family include: Fast ForWord Language™, Fast ForWord Language to Reading™, Fast ForWord Reading™ and Fast ForWord Middle & High School™. We also provide other software products for assessment and training. We provide ongoing performance analysis to those supervising training program participants through the Fast ForWord Progress Tracker™ and SLC Lesson™ Internet-based tools.

Our BrainConnection.com™ resource is a comprehensive web-based information source about the brain and learning, which provides a wide range of written, graphical, audio and interactive content, skill assessments, professional development courses and targeted e-commerce resources for educators, parents and others interested in the learning process.

We assist educators, parents and speech and language and other professionals with integrating our training programs and other products into existing educational programs. We also provide professional development courses and training.

Over 18,000 individuals enrolled in Fast ForWord language and reading programs during the second quarter, bringing the cumulative number of individuals who have trained or are currently enrolled to almost 85,000.

Our largest target market is public schools, which represented approximately 79% of revenue in the second quarter. We have made sales in over 1,250 school districts. As of June 30, 2001, we had 28 quota bearing sales people, excluding sales management, selling directly to public schools.

As of June 30, 2001 we had 214 full time employees.

RESULTS OF OPERATIONS The following table sets forth, for the periods indicated, various financial data expressed as a percentage of revenues (unless otherwise noted).

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Revenues:
Programs	90.3%	90.1%	89.3%	91.0%
Services	9.7	9.9	10.7	9.0

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Programs (1)	17.1	17.1	17.1	16.4
Services (2)	77.8	134.5	77.8	116.1

Total cost of revenues	23.0	28.7	23.5	25.3
Gross margin	77.0	71.3	76.5	74.7
Operating expenses
Sales and marketing	125.5	169.5	141.7	162.1
Research and development	16.5	42.7	21.5	39.3
General and administrative	34.3	37.2	41.9	38.1

Total operating expenses	176.3	249.4	205.1	239.5

Operating loss	(99.3)	(178.1)	(128.6)	(164.8)
Interest income, net	(7.0)	8.0	(3.8)	9.0

Net loss	(106.3)%	(170.1)%	(132.4)%	(155.8)%

(1) Program costs are expressed as a percentage of program revenues.
(2) Service costs are expressed as a percentage of service revenues.

Three and six months ended June 30, 2001 compared to three and six months ended June 30, 2000

     Revenues. Total revenues increased by $1.3 million, or 35.3%, to $5.0 million for the quarter ended June 30, 2001 and increased by $1.1 million, or 15.2%, to $8.2 million for the six months ended June 30, 2001, compared to the same periods in 2000. Program revenues increased by $1.2 million, or 35.5%, to $4.5 million for the quarter ended June 30, 2001 and increased by $0.8 million, or 13.1%, to $7.3 million for the six months ended June 30, 2001, compared to the same periods in 2000. Service revenues increased by $123,000, or 33.6%, to $0.5 million for the quarter ended June 30, 2001 and $236,000, or 36.8%, to $0.9 million during the six months ended June 30, 2001 compared to the same periods of 2000. Revenue from public schools increased 70% and 40%, respectively, for the three and six months ended June 30, 2001, compared to the same periods of 2000 due to an increase in the number of public school customers. Revenues from public schools represented approximately 70% and 79% of total revenues for the three and six months ended June 30, 2001, compared to 63% and 64% in the comparable period of 2000.

New sales (bookings) increased $1.9 million, or 29.1%, to $8.6 million for the quarter ended June 30, 2001, and increased $2.0 million, or 23.4%, to $10.8 million for the six months ended June 30, 2001, compared to the same periods in 2000. New sales to public schools rose 45% and represented approximately 75% of total sales compared to approximately 65% of total sales in the second quarter of 2000. New sales to public schools increased 34% during the six months ended June 30, 2001 and represented approximately 74% of total sales compared to 68% for the same period of 2000. The increase was primarily due to an increase in the number of site license packages sold. During the quarter, the Company sold 443 site license packages compared to 135 in the same period of 2000. For the six months ended June 30, 2001, the Company sold 537 site license bundles compared to 142 in the first six months of 2000. Sales to the private channel rose 3% compared to the second quarter of 2000 and 4% compared to the first six months of 2000.

     Cost of Revenues. Total cost of revenues increased by $91,000, or 8.6%, to $1.2 million for the quarter ended June 30, 2001, and increased by $127,000, or 7.0%, to $1.9 million for the six months ended June 30, 2001, compared to the same periods in 2000. As a percentage of revenues, cost of revenues decreased to 23.0% from 28.7% for the quarter ended June 30, 2001, and decreased to 23.5% from 25.3% for the six months ended June 30, 2001 compared to the same periods of 2000. Cost of program revenues equaled 17.1% for the three months ended June 30, 2001 and June 30, 2000, and increased to 17.1% from 16.4% in the six months ended June 30, 2001, compared to the same periods of 2000 due to slightly higher cost of materials and technical services provided to the public schools. Cost of services decreased to 77.8% for the second quarter of 2001 from 134.5% and to 77.8% from 116.1% for the first half of 2001 compared to the same periods of 2000 because we have been able to combine individual school training in some districts.

     Sales and Marketing Expenses. Sales and marketing expenses increased $14,000, or 0.2%, to $6.3 million for the quarter ended June 30, 2001 and $84,000, or 0.7%, to $11.7 million for the six months ended June 30, 2001, compared to the same periods of 2000. Increases in sales and customer support costs were offset by decreases in marketing expenses during both periods.

     Research and Development Expenses. Research and development expenses decreased by $0.8 million, or 47.8%, to $0.8 million for the quarter ended June 30, 2001 and $1.0 million, or 37.1%, for the six months ended June 30, 2001, compared to the same periods of 2000. The decrease is primarily attributed to our focus on developing additional products for our education business and a decrease in research activities directed toward products for other applications.

     General and Administrative Expenses. General and administrative expenses increased $343,000, or 24.9%, to $1.7 million for the quarter ended June 30, 2001 and $0.7 million, or 26.6%, for the six months ended June 30, 2001, compared to the same periods of 2000. The increase was primarily attributable to increases in personnel and insurance costs.

     Interest (Expense) Income. Interest expense for the three months and six months ended June 30, 2001 was $350,000 and $310,000 compared to interest income of $298,000 and $646,000, respectively, for the same periods of 2000, due to the amortization of the value of the warrants issued in conjunction with our line of credit from Fleet Bank, interest expense from borrowings under the line, and lower balances of cash and investments.

     Provision for Income Taxes. We recorded no provision for income taxes in the three or six month periods ended June 30, 2001 and June 30, 2000 as we incurred losses during such periods.

FACTORS THAT MAY AFFECT QUARTERLY RESULTS OF OPERATIONS

     Our quarterly operating results have varied significantly in the past and are expected to fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. Factors that may affect our quarterly operating results include those discussed herein with this quarterly report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2000, under the heading “Business – Risk Factors” and “Management’s Discussion and Analysis,” and as disclosed in other documents filed with the Securities and Exchange Commission. Significant fluctuations in future quarterly operating results may be caused by many factors including, among others:

•	the demand for technology-based education and training programs and products;

•	the long sales cycle of our products;

•	the extent of educators’reliance on standards and test scores;

•	the size and timing of product orders and implementation;

•	our ability to continue to demonstrate the efficacy of our programs, products and services;

10

•	the revenue mix among our programs, products and services;

•	the timely development, introduction and market acceptance of our existing and future products, if any;

•	the pricing, marketing and sales strategies of our programs, products and services and the programs, products and services of our competitors;

•	seasonality in product purchase and usage;

•	competitive conditions;

•	our ability to attract and retain experienced personnel;

•	the availability of government funding for purchases of our products and the general availability of funding for public schools;

•	public school calendars and budget cycles;

•	our ability to protect and maintain our intellectual property rights;

•	the number and timing of Fast ForWord training seminars for educators, speech and language professionals and other professionals; and

•	general economic and market conditions.

     We cannot assure you that we will be able to predict our future revenues accurately, and we may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of revenues in relation to our expectations could cause significant fluctuations in quarterly operating results, which would have an adverse effect on our business, financial condition, and results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities was $9.7 million for the six months ended June 30, 2001, compared to $10.9 million in the same period in 2000. The decrease was primarily attributable to a lower net loss for the period ended June 30, 2001, $10.8 million, compared to the net loss of $11.1 million in the same period of 2000, and an increase in amortization and depreciation of $386,000, as well as an increase in deferred revenue of $897,000. These were partially offset by an increase in accounts receivable of $523,000. The increase in amortization and depreciation relates to amortization of deferred financing costs related to the warrants issued in connection with the guarantee of the bank line of credit. The increases in deferred revenue and accounts receivable are the result of higher sales for the quarter ended June 30, 2001.

     Cash used by investing activities was $287,000 for the six months ended June 30, 2001, compared to $33,000 in cash provided in the same period in 2000. The decrease was primarily attributable to an increase in other assets and purchases of property and equipment of $3.2 million and $610,000, respectively, partially offset by an increase in the sale of government securities of $3.5 million.

     As of June 30, 2001, we had cash and cash equivalents and investments in government securities of $4.5 million. We believe that these funds together with the proceeds of loans under our $15 million line of credit from Fleet National Bank will be sufficient to finance our presently anticipated operating losses and planned capital expenditures through at least December 31, 2001. However, our business may fail to meet our cash flow projections and, if so, we cannot be certain that our cash resources will be sufficient. We therefore may need to obtain additional equity or debt financing in the future. We may not be able to obtain the additional financing to satisfy our cash requirements on acceptable terms or at all.

     As of June 30, 2001, we have borrowed $11 million against our line of credit with Fleet National Bank. The lease obligation on our new office facility is $176,000 per month through March 2009. In addition, we continue to make minimum lease payments of $66,000 per month on our old facility through September 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to market risk for changes in interest rates relates primarily to the rate of interest we will pay on our line of credit with Fleet National Bank (Fleet). Interest rates on loans extended under that facility are either at LIBOR (London Interbank Offered Rate) plus one percent or at Fleet’s “Base Rate,” at the Company’s choice. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at June 30, 2001 would not have a material affect on our expenses or loss.

     We also have some market risk related to interest rate changes due to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in high-credit quality securities. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at June 30, 2001 would not cause the fair value of our cash and cash equivalents to change by a material amount. Declines in interest rates over time will, however, reduce our interest income.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in legal proceedings in the ordinary course of business. None of such proceedings are expected to have a material impact on our business, results of operations, or financial condition.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On May 31, 2001, the Company held its annual meeting of stockholders. At the meeting, the following matters were voted upon.

Proposal I - Election of Directors. Each of the two nominees was elected, as follows:

Nominee	Vote for Nominee	Vote Withheld from Nominee
Sheryle J. Bolton	9,533,151	353,799
Dr. Joseph B. Martin	9,840,339	46,611
Proposal II – Ratification of the selection of Ernst & Young LLP as independent accountants for the Company for the 2001 fiscal year. The proposal was passed, as follows:

Votes For	9,869,834
Votes Against	6,800
Abstentions	10,316
12

Item 5: Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No	Description of Document
3.3(1)	Restated Certificate of Incorporation
3.4(1)	Amended and Restated Bylaws
4.1(1)	Reference is made to Exhibits 3.3 and 3.4
4.2(2)	Amended and Restated Registration Rights Agreement, dated as of December 31, 1998
4.3(1)	Specimen Stock Certificate
4.4(3)	Amendment No. 1 by and among Scientific Learning Corporation, Warburg, Pincus
Ventures, L.P. and WPV, Inc., effective as of March 9, 2001 to Amended and Restated
Registration Rights Agreement entered into as of December 30, 1998
10.1(1)	Form of Indemnity Agreement with each of our directors and executive officers
10.2(4)	1999 Equity Incentive Plan, as amended
10.3(5)	Form of Stock Option Agreement under the Incentive Plan
10.4(5)	Forms of Stock Option Grant Notices under the Incentive Plan
10.5(1)	1999 Non-Employee Directors’ Stock Option Plan
10.6(1)	Form of Nonstatutory Stock Option Agreement under the Non-Employee Directors’ Stock Option Plan (Initial Grant)
10.7(1)	Form of Nonstatutory Stock Option Agreement under the Non-Employee Directors’ Stock Option Plan (Annual Grant)
10.8(1)	1999 Employee Stock Purchase Plan
10.9(1)	Forms of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan
10.10(1)	Consulting Agreement, dated as of September 20, 1996, with Dr. Michael M. Merzenich, as modified on January 19, 1998
10.11(1)	Consulting Agreement, dated as of September 19, 1996, with Dr. Paula A. Tallal, as modified on January 22, 1998
10.13(1)†	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California
10.14(1)	Lease Agreement, dated as of July 31, 1997, with GBC-University Associates, L.P
10.15(1)	Securities Purchase Agreement, dated September 24, 1996, with Warburg, Pincus Ventures, L.P
10.16(4)	Lease, dated as of March 20, 2000, with Rotunda Partners II
10.17	First Amendment and Second Amendment to Lease dated as of March 20, 2000, with Rotunda Partners II
10.18(6)	Revolving Loan Agreement dated as of March 9, 2001 by and between Scientific Learning Corporation and Fleet National Bank
10.19(7)	Agreement to Issue Warrant and Grant of Security Interest dated as of March 9, 2001 by and between Scientific Learning Corporation and WPV, Inc
10.20(8)	Warrant to Purchase 1,375,000 Shares of Common Stock of Scientific Learning Corporation
10.21(9)	Loan agreements, promissory notes and pledge agreements with each of Sheryle Bolton, Frank Mattson, Steve Miller, and James Mills

13

	1	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-77133).
	2	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 1999 (SEC File No. 000-24547).
	3	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).
	4	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 000-24547).
	5	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 000-24547).
	6	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).
	7	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).
	8	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).
	9	Incorporated by reference to Exhibit 10.20 previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 000-24547).
†	Certain portions of this exhibit have been omitted based upon our request for confidential treatment for portions of the referenced exhibit.

(b)	Reports on Form 8-K. Not applicable.

14

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTIFIC LEARNING CORPORATION (Registrant) /s/ Jane A. Freeman
Jane A. Freeman Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)

Dated: August 9, 2001 15