Form 10-Q
period 2001-09-30
SCIENTIFIC LEARNING CORP
filed 2001-11-14
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

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

Yes |X|     No |_|

     The number of shares of the Registrant's Common Stock, $.001 par value per share, outstanding at September 30, 2001 was 11,475,503

SCIENTIFIC LEARNING CORPORATION

INDEX TO FORM 10-Q FOR THE QUARTER ENDED September 30, 2001

PAGE

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited, except for December 31, 2000):

Condensed Balance Sheets as of September 30, 2001 and December 31, 2000	3

Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2001 and 2000	4

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000	5

Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Changes in Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	13

Item 6.	Exhibits and Reports on Form 8-K	13

Signature	15

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC LEARNING CORPORATION CONDENSED BALANCE SHEETS (In thousands)

	September 30, 2001 (Unaudited)	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$2,721	$818
Investments in government securities	1,183	7,667
Accounts receivable, net	4,126	4,725
Prepaid expenses and other receivables	1,573	1,409

Total current assets	9,603	14,619

Property and equipment, net	2,460	2,080
Other assets	8,728	2,254

TOTAL ASSETS	$20,791	$18,953

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$682	$1,148
Accrued liabilities	2,745	1,477
Deferred revenue	5,537	4,563

Total current liabilities	8,964	7,188

Borrowings under bank line of credit	11,000	—
Other liabilities	50	164

Total liabilities	20,014	7,352

Stockholders' equity:
Common stock	68,228	64,179
Deferred compensation	—	(72)
Accumulated deficit	(67,451)	(52,506)

Total stockholders' equity	777	11,601

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,791	$18,953

See accompanying notes to the condensed financial statements. 3

SCIENTIFIC LEARNING CORPORATION CONDENSED STATEMENTS OF OPERATIONS (In thousands, except share and per share amounts) Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000

Revenues:

Programs	$4,604	$4,200	$11,949	$10,696
Services	990	287	1,867	928

Total revenues	5,594	4,487	13,816	11,624

Cost of revenues:

Programs	705	698	1,957	1,762
Services	567	258	1,249	1,002

Total cost of revenues	1,272	956	3,206	2,764

Gross profit	4,322	3,531	10,610	8,860

Operating expenses:

Sales and marketing	4,297	4,714	15,954	16,284
Research and development	917	1,459	2,677	4,262
General and administrative	1,444	1,766	4,891	4,487
Restructuring, lease and
asset impairment write downs	1,356	—	1,356	—

Total operating expenses	8,014	7,939	24,878	25,033

Operating loss	(3,692)	(4,408)	(14,268)	(16,173)

Interest expense (income), net	366	(246)	677	(892)

Net loss	$(4,058)	$(4,162)	$(14,945)	$(15,281)

Basic and diluted net loss per share	$(0.35)	$(0.37)	$(1.31)	$(1.38)

Shares used in computing basic and diluted
net loss per share	11,439,558	11,293,297	11,409,893	11,084,896

Certain 2000 operating expenses have been reclassified to conform to the presentation adopted in 2001. See accompanying notes to the condensed financial statements. 4

SCIENTIFIC LEARNING CORPORATION CONDENSED STATEMENTS OF CASH FLOWS (In thousands) Unaudited

	Nine months ended September 30,
	2001	2000
Operating Activities:
Net loss	$(14,945)	$(15,281)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,350	788
Amortization of deferred compensation	72	372
Amortization of deferred financing costs	680	—
Asset impairment write down	360	—
Changes in operating assets and liabilities:
Accounts receivable	599	(643)
Prepaid expenses and other current assets	(164)	(1,049)
Accounts payable	(466)	169
Accrued liabilities	1,268	(463)
Deferred revenues	974	2
Other liabilities	(114)	(25)

Net cash used in operating activities	(10,386)	(16,130)

Investing Activities:
Sales of government securities	6,484	4,795
Purchases of property and equipment, net	(1,435)	(884)
Increase in other assets	(4,162)	(1,246)

Net cash provided by investing activities	887	2,665

Financing Activities:
Proceeds from issuance of common stock, net	402	1,536
Borrowings under bank line of credit	12,000	—
Repayments on borrowings under bank line of credit	(1,000)	—

Net cash provided by financing activities	11,402	1,536

Increase (decrease) in cash and cash equivalents	1,903	(11,929)

Cash and cash equivalents at beginning of period	818	15,662

Cash and cash equivalents at end of period	$2,721	$3,733

Supplemental Disclosures:
Interest paid	$240	$—

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock warrants in connection with guarantee
of bank line of credit	$3,647	$—

Certain 2000 items have been reclassified to conform to the presentation adopted in 2001. See accompanying notes to the condensed financial statements. 5

Notes To Condensed Financial Statements

1. Summary of Significant Accounting Policies

Description of Business

Scientific Learning Corporation (the “Company”) was incorporated on November 30, 1995 in the State of California and was reincorporated on May 2, 1997 in the State of Delaware. The Company commenced operations in February 1996. The Company’s proprietary Fast ForWord ® software is designed to improve language and reading skills. The Company markets and sells the Fast ForWord family and other education products and services primarily to public and private schools, through speech and language professionals in private practice, and, to a limited extent, to consumers.

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

Interim Financial Information

The interim financial information as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 is unaudited, but includes all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of its financial position at such date and its results of operations and cash flows for those periods.

These condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission.

Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for any future periods.

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

Other Assets Other assets consist of the following (in thousands):

	September 30, 2001	December 31, 2000
Loans to officers	$3,187	$—
Software development costs	2,980	2,081
Less accumulated amortization	(867)	(464)

Software development costs, net	2,113	1,617
Deferred financing costs, net	2,967	—
Long-term deposits	461	637

	$8,728	$2,254

Restructuring, Lease and Asset Impairment Write Downs

During the quarter ended September 30, 2001 management approved a plan to restructure operations including consolidating operations to focus exclusively on the educational market. In connection with this plan, the Company recorded a charge of $1,356,000 in operating expense. The restructuring resulted in a workforce reduction of 32 employees. As of September 30, 2001, termination benefits totaling $231,000 had been paid to employees. Along with reducing the number of employees, the Company recorded an asset impairment charge of $360,000 to write down the value of certain long-lived assets to fair market value.

The Company also recorded $765,000 in conjunction with the abandonment of the Berkeley office space. At September 30, 2001 accrued liabilities included $765,000 relating to the excess office space.

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

If the Company had reported net income, the calculation of diluted earnings per share would have included approximately an additional 21,000 and 126,000 common equivalent shares (computed using the treasury stock method) related to the outstanding options and warrants for the quarter ended September 30, 2001 and 2000, respectively, and an additional 36,000 and 1,472,000 common equivalent shares for the nine months ended September 30, 2001 and 2000, respectively.

Subsequent Events

On November 7, 2001, the Company signed an agreement with Warburg, Pincus Ventures, LP for the purchase of 4,000,000 shares of newly issued common stock at a price of $1.25 per share. Warburg Pincus Ventures is the Company’s largest stockholder. The contemplated investment is being made as a private placement in reliance on Regulation D under the Securities Act of 1933 and was made without general solicitation or advertising. Closing of the transaction is subject to a number of conditions including confirmation by the Nasdaq National Market that the transaction does not require shareholder approval. The purchase is currently expected to close before December 31, 2001.

Reclassifications

Operating expenses for the three and nine months ended September 30, 2000 have been reclassified to conform to the presentation adopted in 2001.

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

Overview

Scientific Learning’s products and services are based on more than 25 years of brain and language research. Our suite of software programs, the Fast ForWord family, is designed to help children, adolescents and adults with language comprehension, with developing the skills needed to learn to read, and with improving reading skills. The primary products in the family include: Fast ForWord Language™, Fast ForWord Language to Reading™, Fast ForWord Reading™ and Fast ForWord Middle & High School™. We also provide other software products for assessment and training. We provide ongoing performance analysis to those supervising training program participants through the Fast ForWord Progress Tracker™ and SLC Lesson™ Internet-based tools.

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

Almost 17,000 individuals enrolled in Fast ForWord language and reading programs during the third quarter, bringing the cumulative number of individuals who have trained or are currently enrolled to over 100,000.

Our largest target market is public schools, which represented approximately 65% of revenue in the third quarter. We have made sales in over 1,360 school districts. As of September 30, 2001, we had 27 quota bearing sales people, excluding sales management, selling directly to public schools.

As of September 30, 2001 we had 167 full time employees.

RESULTS OF OPERATIONS The following table sets forth, for the periods indicated, various financial data expressed as a percentage of revenues (unless otherwise noted).

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000

Revenues:
Programs	82.3%	93.6%	86.5%	92.0%
Services	17.7	6.4	13.5	8.0

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Programs (1)	15.3	16.6	16.4	16.5
Services (2)	57.3	89.9	66.9	108.0

Total cost of revenues	22.7	21.3	23.2	23.8
Gross margin	77.3	78.7	76.8	76.2

Operating expenses
Sales and marketing	76.8	105.1	115.5	140.1
Research and development	16.4	32.5	19.4	36.6
General and administrative	25.8	39.3	35.4	38.6
Restructuring charges	24.3	0.0	9.8	0.0

Total operating expenses	143.3	176.9	180.1	215.3

Operating loss	(66.0)	(98.2)	(103.3)	(139.1)

Interest expense (income), net	6.5	(5.5)	4.9	(7.7)

Net loss	(72.5)%	(92.7)%	(108.2)%	(131.4)%

(1) Program costs are expressed as a percentage of program revenues.
(2) Service costs are ecpressed as a percentage of service revenues.

Three and nine months ended September 30, 2001 compared to three and nine months ended September 30, 2000

     Revenues. Total revenues increased by $1.1 million, or 24.7%, to $5.6 million for the quarter ended September 30, 2001 and increased by $2.2 million, or 18.9%, to $13.8 million for the nine months ended September 30, 2001, compared to the same periods in 2000. Program revenues increased by $404,000, or 9.6%, to $4.6 million for the quarter ended September 30, 2001 and increased by $1.3 million, or 11.7%, to $11.9 million for the nine months ended September 30, 2001, compared to the same periods in 2000. Service revenues increased by $703,000, or 244.9%, to $1.0 million for the quarter ended September 30, 2001 and $939,000, or 101.2%, to $1.9 million during the nine months ended September 30, 2001 compared to the same periods of 2000. Service revenues increased due to a significant increase in new site license sales in the second quarter. Revenue from public schools increased 55% and 47%, respectively, for the three and nine months ended September 30, 2001, compared to the same periods of 2000 due to an increase in the number of public school customers. Revenues from public schools represented approximately 65% and 73% of total revenues for the three and nine months ended September 30, 2001, compared to 52% and 59% in the same periods of 2000. Revenue from the private channel decreased 9.7% and 21.3%, respectively, for the three and nine months ended September 30, 2001, compared to the same period of 2000. The decline was a result of our focus on the public schools market in 2001.

New sales (bookings) increased $1.3 million, or 43.9%, to $4.3 million for the quarter ended September 30, 2001, and increased $3.4 million, or 28.7%, to $15.1 million for the nine months ended September 30, 2001, compared to the same periods in 2000. New sales to public schools rose 81.7% and represented approximately 74% of total sales compared to approximately 60% of total sales in the third quarter of 2000. New sales to public schools increased 45% during the nine months ended September 30, 2001 and represented approximately 74% of total sales compared to 66% for the same period of 2000. The increase was primarily due to an increase in the number of site license packages sold. During the quarter, the Company sold 163 site license packages compared to 33 in the same period of 2000. For the nine months ended September 30, 2001, the Company sold 700 site license packages compared to 179 in the first nine months of 2000. Sales to the private channel declined 10.6% compared to the third quarter of 2000 and 1% compared to the first nine months of 2000.

     Cost of Revenues. Total cost of revenues increased by $316,000, or 33.0%, to $1.3 million for the quarter ended September 30, 2001, and increased by $442,000, or 16.0%, to $3.2 million for the nine months ended September 30, 2001, compared to the same periods in 2000. As a percentage of revenues, cost of revenues increased to 22.7% from 21.3% for the quarter ended September 30, 2001, and decreased to 23.2% from 23.8% for the nine months ended September 30, 2001 compared to the same periods of 2000. Cost of program revenues decreased to 15.3% from 16.6% for the three months ended September 30, 2001, and decreased to 16.4% from 16.5% in the nine months ended September 30, 2001, compared to the same periods of 2000 due to slightly lower royalty cost. Cost of services decreased to 57.3% for the third quarter of 2001 from 89.9% and to 66.9% from 108.0% for the nine months ended September 30, 2001 compared to the same periods of 2000 because we have been able to combine individual school training on several district sales.

     Sales and Marketing Expenses. Sales and marketing expenses decreased $417,000, or 8.8%, to $4.3 million for the quarter ended September 30, 2001 and $330,000, or 2.0%, to $15.9 million for the nine months ended September 30, 2001, compared to the same periods of 2000. During the quarter ended September 30, 2001 we spent less on the maintenance of our web site.

     Research and Development Expenses. Research and development expenses decreased by $542,000, or 37.1%, to $917,000 for the quarter ended September 30, 2001 and $1.6 million, or 37.2%, for the nine months ended September 30, 2001, compared to the same periods of 2000. The decrease is primarily attributed to a decline in research activities directed toward products outside our core education businesses.

     General and Administrative Expenses. General and administrative expenses decreased $322,000, or 18.2%, to $1.4 million for the quarter ended September 30, 2001 and increased $404,000, or 9.0%, for the nine months ended September 30, 2001, compared to the same periods of 2000. The decrease in the third quarter 2001 was primarily attributable to lower legal and financing costs while the increase for the year was attributed to higher personnel and insurance costs.

     Restructuring, Lease and Asset Impairment Write Downs. During the three months ended September 30, 2001, management approved a plan to restructure our operations to focus exclusively on the educational market. The total charge to operations was $1.4 million. We estimate that the restructuring will reduce operating expenses by approximately $750,000 in the 4th quarter of 2001.

     Interest Expense (Income). Interest expense for the three months and nine months ended September 30, 2001 was $366,000 and $677,000 compared to interest income of $246,000 and $892,000, respectively, for the same periods of 2000, due to the amortization of the value of the warrants issued in conjunction with our line of credit from Fleet Bank, interest expense from borrowings under the line, and lower balances of cash and investments.

     Provision for Income Taxes. We recorded no provision for income taxes in the three or nine-month periods ended September 30, 2001 and September 30, 2000 as we incurred losses during such periods.

FACTORS THAT MAY AFFECT QUARTERLY RESULTS OF OPERATIONS

     Our quarterly operating results have varied significantly in the past and are expected to fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. Factors that may affect our quarterly operating results include those discussed herein with this quarterly report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2000, under the heading “Business – Risk Factors” and “Management’s Discussion and Analysis,” and as disclosed in other documents filed with the Securities and Exchange Commission. Significant fluctuations in future quarterly operating results may be caused by many factors including, among others:

•	the demand for technology-based education and training programs and products;
•	the long sales cycle of our products;
•	the extent of educators' reliance on standards and test scores;
•	the size and timing of product orders and implementation;
•	our ability to continue to demonstrate the efficacy of our programs, products and services;
•	general economic and market conditions and specifically the political, economic and social uncertainties following the attacks of September 11, 2001;
•	the availability of government funding for purchases of our products and the general availability of funding for public schools, particularly in light of possibly reduced levels of tax revenues due to the economic slowdown;
•	the revenue mix among our programs, products and services;
•	the timely development, introduction and market acceptance of our existing and future products, if any;
•	the pricing, marketing and sales strategies of our programs, products and services and the programs, products and services of our competitors;
•	seasonality in product purchase and usage;
•	competitive conditions;
•	our ability to attract and retain experienced personnel;
•	public school calendars and budget cycles;
•	our ability to protect and maintain our intellectual property rights; and
•	the number and timing of Fast ForWord training seminars for educators, speech and language professionals and other professionals.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities was $10.4 million for the nine months ended September 30, 2001, compared to $16.1 million in the same period in 2000. The decrease was primarily attributable to a lower net loss for the period ended September 30, 2001, $14.9 million, compared to the net loss of $15.3 million in the same period of 2000, and an increase in amortization and depreciation of $942,000, as well as, a decrease in accounts receivable of $1.2 million and an increase in accrued liabilities of $1.7 million and deferred revenue of $972,000. The increase in amortization and depreciation relates to amortization of deferred financing costs related to the warrants issued in connection with the guarantee of the bank line of credit. The decreases in accounts receivable is a result in fewer term sales and stronger collection efforts, which may not be sustainable. Accounts receivable are expected to increase in the fourth quarters of 2001. The increase in accrued liabilities relates to the abandonment of the Berkeley lease and the increase in deferred revenue is the result of more site licenses sales in 2001.

     Cash provided by investing activities was $887,000 for the nine months ended September 30, 2001, compared to $2.6 million in the same period in 2000. The decrease was primarily attributable to an increase in other assets and purchases of property and equipment of $2.9 million and $551,000, respectively, partially offset by an increase in the sale of government securities of $1.7million.

     As of September 30, 2001, we had cash and cash equivalents and investments in government securities of $3.9 million. We believe that these funds together with the proceeds of loans under our $15 million line of credit from Fleet National Bank and the proceeds of the $5 million pending sale of common stock to Warburg Pincus Ventures, L.P. will be sufficient to finance our presently anticipated operating losses and planned capital expenditures through at least December 31, 2002. However, the proposed sale of common stock to Warburg Pincus Ventures may fail to be consummated or our business may fail to meet our cash flow projections and, if so, we cannot be certain that our cash resources will be sufficient. We therefore may need to obtain additional equity or debt financing in the future. We may not be able to obtain the additional financing to satisfy our cash requirements on acceptable terms or at all. See Part II, Item 5: Other Information for a description of the proposed sale of common stock to Warburg Pincus Ventures.

     As of September 30, 2001, we have borrowed $11 million against our line of credit with Fleet National Bank. The lease obligation on our new office facility is $176,000 per month through March 2009. In addition, we continue to make minimum lease payments of $69,000 per month on our old facility through September 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to market risk for changes in interest rates relates primarily to the rate of interest we will pay on our line of credit with Fleet National Bank (Fleet). Interest rates on loans extended under that facility are either at LIBOR (London Interbank Offered Rate) plus one percent or at Fleet’s “Base Rate,” at the Company’s choice. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at September 30, 2001 would not have a material affect on our expenses or loss.

     We also have some market risk related to interest rate changes due to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in high-credit quality securities. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at September 30, 2001 would not cause the fair value of our cash and cash equivalents to change by a material amount. Declines in interest rates over time will, however, reduce our interest income.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5: Other Information

On November 7, 2001, the Company signed an agreement with Warburg, Pincus Ventures, LP pursuant to which Warburg Pincus Ventures agreed to purchase 4,000,000 shares of newly issued common stock at a price of $1.25 per share. Warburg Pincus Ventures is the Company’s largest stockholder. The contemplated investment is being made as a private placement in reliance on Regulation D under the Securities Act of 1933 and was made without general solicitation or advertising. Closing of the transaction is subject to a number of conditions. The Company currently expects that the transaction will close before December 31, 2001. There can be no assurance that the proposed transaction will be consummated. Actual events or results may differ materially as a result of many factors, including but not limited to: the ability and desire of Warburg Pincus Ventures to make the proposed investment and the ability of the Company and Warburg Pincus Ventures to satisfy the conditions to the closing of the proposed investment.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

3.3[1]	Restated Certificate of Incorporation.
3.4[1]	Amended and Restated Bylaws.
4.1[1]	Reference is made to Exhibits 3.3 and 3.4.
4.2[2]	Amended and Restated Registration Rights Agreement, dated as of December 31, 1998.
4.3[1]	Specimen Stock Certificate.
4.4[3]	Amendment No. 1 by and among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., effective as of March 9, 2001 to Amended and Restated Registration Rights Agreement entered into as of December 30, 1998
10.1[1]	Form of Indemnity Agreement with each of our directors and executive officers.
10.2[4]	1999 Equity Incentive Plan, as amended.
10.3[5]	Form of Stock Option Agreement under the Incentive Plan.
10.4[5]	Forms of Stock Option Grant Notices under the Incentive Plan.
10.5[1]	1999 Non-Employee Directors’ Stock Option Plan.
10.6[1]	Form of Nonstatutory Stock Option Agreement under the Non-Employee Directors’ Stock Option Plan (Initial Grant).
10.7[1]	Form of Nonstatutory Stock Option Agreement under the Non-Employee Directors’ Stock Option Plan (Annual Grant).
10.8[1]	1999 Employee Stock Purchase Plan.
10.9[1]	Forms of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan.
10.10[1]	Consulting Agreement, dated as of September 20, 1996, with Dr. Michael M. Merzenich, as modified on January 19, 1998.
10.11[1]	Consulting Agreement, dated as of September 19, 1996, with Dr. Paula A. Tallal, as modified on January 22, 1998.
10.13[1]†	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California.
10.14[1]	Lease Agreement, dated as of July 31, 1997, with GBC-University Associates, L.P.
10.15[1]	Securities Purchase Agreement, dated September 24, 1996, with Warburg, Pincus Ventures, L.P.
10.16[4]	Lease, dated as of March 20, 2000, with Rotunda Partners II.
10.17[6]	First Amendment and Second Amendment to Lease dated as of March 20, 2000, with Rotunda Partners II.
10.18[7]	Revolving Loan Agreement dated as of March 9, 2001 by and between Scientific Learning Corporation and Fleet National Bank
10.19[8]	Agreement to Issue Warrant and Grant of Security Interest dated as of March 9, 2001 by and between Scientific Learning Corporation and WPV, Inc
10.20[9]	Warrant to Purchase 1,375,000 Shares of Common Stock of Scientific Learning Corporation
10.21[10]	Loan agreements, promissory notes and pledge agreements with each of Sheryle Bolton, Frank Mattson, Steve Miller, and James Mills
10.22	Stock Purchase Agreement dated November 9, 2001 between Scientific Learning Corporation and Warburg Pincus Ventures, L.P.

13

1	Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (SEC File No. 333-77133).
2	Incorporated by reference to the same numbered exhibit previously filed with the Company's Form 10-K for the year ended December 31, 1999 (SEC File No. 000-24547).
3	Incorporated by reference to the same numbered exhibit previously filed with the Company's Form 8-K on March 12, 2001 (SEC File No. 000-24547).
4	Incorporated by reference to the same numbered exhibit previously filed with the Company's Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 000-24547).
5	Incorporated by reference to the same numbered exhibit previously filed with the Company's Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 000-24547).
6	Incorporated by reference to the same numbered exhibit previously filed with the Company's Form 10-Q for the quarter ended June 30, 2001 (SEC File No. 000-24547).
7	Incorporated by reference to Exhibit 99.1 previously filed with the Company's Form 8-K on March 12, 2001 (SEC File No. 000-24547).
8	Incorporated by reference to Exhibit 99.2 previously filed with the Company's Form 8-K on March 12, 2001 (SEC File No. 000-24547).
9	Incorporated by reference to Exhibit 99.3 previously filed with the Company's Form 8-K on March 12, 2001 (SEC File No. 000-24547).
10	Incorporated by reference to Exhibit 10.20 previously filed with the Company's Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 000-24547).
†	Certain portions of this exhibit have been omitted based upon our request for confidential treatment for portions of the referenced exhibit.

(b) Reports on Form 8-K. Not applicable. 14

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTIFIC LEARNING CORPORATION
(Registrant)

/s/ Jane A. Freeman
——————————————
Jane A. Freeman
Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)

Dated: November 15, 2001