Form 10-K
period 2001-12-31
SCIENTIFIC LEARNING CORP
filed 2002-03-29
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2001; or

/ / Transition Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the transition period from ___________ to _________________

COMMISSION FILE NO. 000-24547

SCIENTIFIC LEARNING CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3234458 (IRS Employer Identification Number)

300 FRANK OGAWA PLAZA, SUITE 500 OAKLAND, CA (Address of principal executive offices)	94612-2040 (Zip Code)

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: COMMON STOCK,
PAR VALUE
$0.001 PER SHARE
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: /X/ No: / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 8, 2002 as reported on the Nasdaq National Market, was approximately $9,696,700. Shares of Common Stock held by each executive officer and director and by certain persons who owned 5% or more of the registrant’s outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of Friday, March 8, 2002 the Registrant had outstanding 15,577,292 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2002 Annual Meeting of Stockholders to be held on May 21, 2002, at 300 Frank H. Ogawa Plaza, Suite 500, Oakland, CA 94612-2040 are incorporated by reference in Part III.

TABLE OF CONTENTS

PART I	PAGE NO

Item 1.	Business	3
Item 2.	Properties	18
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	19

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	22
Item 6.	Selected Financial Data	23
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 8.	Financial Statements and Supplementary Data	32
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	47

PART III

Item 10.	Directors and Executive Officers of the Registrant	48
Item 11.	Executive Compensation	48
Item 12.	Security Ownership of Certain Beneficial Owners and Management	48
Item 13.	Certain Relationships and Related Transactions	48

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	49

SIGNATURES	52
2

PART I

ITEM 1. BUSINESS

We develop, market and sell products and services that are based on more than 25 years of brain, language and reading research. Our goal is to become the leading provider of software and other educational products and services based on the study of how the brain learns. To date, our primary focus has been on training programs that build the language and reading skills that are the foundation for learning. We have developed and introduced a suite of software programs, the Fast ForWord® Family, designed to help children, adolescents and adults with language comprehension, learning how to read and becoming better readers. BrainConnection.com is a comprehensive Web-based information source about the brain and learning, which provides a wide range of written, graphical, audio and interactive content, skill assessments and targeted e-commerce resources for educators, parents, and others interested in the learning process.

In 2001, over 70,000 students enrolled in one of our Fast ForWord training programs, bringing the total number of individuals who have enrolled to over 120,000.

We assist educators, parents and speech and language and other professionals with integrating our programs into existing educational programs. We provide professional training, installation and implementation services and technical and other support. We also provide ongoing performance analysis to those supervising training program participants.

We are a Delaware corporation. We incorporated in 1995 in California under the name Scientific Learning Principles Corporation and reincorporated in 1997 in Delaware under our present name, Scientific Learning Corporation.

MARKETS

PUBLIC SCHOOLS — Our primary market is K-12 public schools in the United States. In 2001, sales to K-12 public schools represented approximately 76% of revenue.

Many studies have indicated that improvements in student achievement have been limited over the past twenty years. Parents, educators and government officials at the local, state and federal levels are increasingly focused on demonstrating the results of educational instruction. A key element of the No Child Left Behind Act of 2002, which reauthorized, increased and imposed new rules on federal funding for public schools, is its focus on funding products and approaches that have been proven to work and are based on scientific research.

Spending on U.S. K-12 education technology was estimated to be $7.5 billion in 2001 according to Education Market Research. Spending on educational software was estimated to be $1.4 billion in 2001 and is expected to grow more rapidly than overall education spending according to Simba Information, Inc.

There are over 110,000 public elementary and secondary schools in the United States according to Market Data Retrieval. To date, our programs have been used in approximately 1,400 schools, less than 2% of the total. In 2001, over 60% of our sales to public schools were to districts who had previously purchased our software and services.

PRIVATE PRACTICE CHANNEL — We also sell to the private practice channel, which accounted for approximately 24% of 2001 revenue. Private practice professionals, primarily speech and language professionals, recommend the use of our products in appropriate cases and then administer the program in connection with providing traditional services. We also sell to private schools. In 2001, over 90% of our private practice channel sales were made at the recommendation of private practice professionals or schools who have previously recommended or used our software.

SOFTWARE PROGRAMS

We combine more than 25 years of brain and language research with technological advancements to create innovative learning products and information services. Our current suite of products assess language comprehension and reading skills, prepare individuals for reading, assist in learning to read and aid in becoming better readers. The Fast ForWord family of programs helps students rapidly improve language and reading skills. They provide a valuable supplement to schools’ reading curricula, preparing and enabling students to take advantage of good curricula and good instruction in the classroom. The programs are sold both on an individual basis and bundled with service packages to suit schools’ needs.

Most of our family of language and reading training programs use intensive, computer-controlled training exercises that automatically adapt to each user’s performance to modify the manner in which the brain processes language. In addition, they provide cross-training in key executive function skills, which are the organizational skills necessary for thinking, such as short-term memory and determining the sequence of events.

FAST FORWORD LANGUAGE™

Fast ForWord Language, launched in 1997, is an intensive, computer-based training program, which has the look and feel of a computer game. Fast ForWord Language is designed to keep students engaged and entertained during the thousands of repetitions necessary to improve a student’s language skills. The words and sentences used in the Fast ForWord Language exercises have been electronically modified to expand and enhance the rapidly changing phonetic elements within natural speech. As a student’s skill level advances, the exercises become increasingly difficult, driving the student to continually improve his or her oral language skills. At the most difficult level of each exercise, the student is presented with natural, unmodified speech. The exercises also cross-train the student in executive function skills, which are necessary for a solid foundation for learning to read or becoming a better reader. The program adjusts to the student’s skill level and ongoing performance so that the student is making correct responses approximately 80% of the time. This adjustment is designed to keep the program challenging and engaging, while allowing the student to generate a feeling of accomplishment and to avoid failure, which can be discouraging and detrimental to learning.

The Fast ForWord Language program is designed to be used for 100 minutes per day, five days a week for four to eight weeks. The professional supervising the individual’s use of the program can follow and analyze the participant’s data through the ProgressTracker™ and SLc Lesson monitoring tools, which use our patented Internet and database technology.

Field studies we conducted of Fast ForWord Language with an aggregate of approximately 900 participants show that 90% of participants identified as having language and reading problems showed statistically significant gains in language comprehension skills, achieving, on average, one to two years of improvement in language and related reading skills after four to eight weeks of Fast ForWord Language training. Recent independent and third party studies have confirmed the positive impact of Fast ForWord Language. Based on extensive interviews with parents and educators, students who have completed the Fast ForWord Language program are generally reported to have shown substantial improvements in both self-esteem and confidence as their communication skills improved. We believe our training programs can help improve the language and related reading skills of most users.

FAST FORWORD LANGUAGE TO READING™

Fast ForWord Language to Reading was launched in 1998 and is a computer-based training program that trains reading and oral language skills. Fast ForWord Language to Reading provides focused practice in language comprehension skills for students who have basic oral language proficiency. Building on that foundation, Fast ForWord Language to Reading also trains reading skills such as word decoding, sound-letter recognition and visual tracking. Word decoding enables a student to build associations between word sounds, written representations of words and meaning. Sound-letter recognition is the ability to translate letters into spoken words. We believe that being able to process rapid sound-letter associations is critical to being able to read. Fast ForWord Language to Reading also provides training exercises that reinforce left-to-right reading patterns for students who may need to improve their visual tracking.

The Fast ForWord Language to Reading program is designed to be used for 90 minutes per day, five days a week for four to eight weeks. As with Fast ForWord, Fast ForWord Language to Reading results can be monitored through SLc Lesson.

FAST FORWORD MIDDLE AND HIGH SCHOOL™

Fast ForWord Middle and High School was launched in 1999 and is a computer-based training program that is designed specifically for middle and high school students and adults. Fast ForWord Middle and High School offers the same benefits of Fast ForWord Language but with graphics, story lines and content tailored for an older population. Fast ForWord Middle and High School combines electronically modified speech with cross-training in critical language and reading skills in a manner that automatically adjusts to each user’s performance. This program enables participants to track their own cumulative progress without connecting to the Internet as well as permitting results to be monitored through SLc Lesson.

FAST FOR WORD READING™

Fast ForWord Reading, introduced in 2000, is a computer-based training program that is designed to systematically and rapidly build reading skills, focusing on the skills that correlate directly to school curriculum standards, including: word recognition and fluency, advanced decoding, spelling and vocabulary, and passage comprehension. The Fast ForWord Reading training schedule is flexible, allowing educators to choose exercises and training times that match the needs of each student. The exercises adjust automatically to a student’s skill level, and the program’s Progress Viewer enables participants to track their own cumulative progress without connecting to the Internet. Fast ForWord Reading data can also be reviewed by the supervising professional through the ProgressTracker™ monitoring tool.

FAST FORWORD BASICS™

Fast ForWord Basics was introduced in 1999 and is comprised of seven interactive modules that each focus on key skills needed for success in grades pre-K through 2, such as recognition of colors and shapes, and provides practice in memory, using and manipulating phonemes, letter-name association, word recognition, fine motor control, and hand-eye coordination. Its modular format allows professionals to choose which modules a child will play, providing customized game sessions tailored to a child’s interests or needs.

FAST FORWORD BOOKSHELF™

Fast ForWord Bookshelf, introduced in 1999, is comprised of proprietary stories presented in both an interactive CD ROM format and a four-color printed format. These stories are designed as a companion to the Fast ForWord Basics skill-building software and provide exposure to appropriate spoken and written language content thereby supporting the training related to phonemes, the basic building blocks of language, in Fast ForWord Basics skill-building software games. Some versions contain four different levels of acoustically modified speech as well as natural speech.

PROGRESSTRACKER™

ProgressTracker, a Web browser based, java application, was introduced in 2001 to meet the needs of educators for monitoring student progress. Educators, using our patented Internet and database technology, can view student progress and compliance on our training programs over the Internet in a variety of ways, at the individual, class, school and district level. Teachers can see how students are progressing on specific skills. Reports showing student progress on the skills trained with our programs can be shared with students, parents, fellow teachers and school and district administrators

SLc LESSON™

SLc Lesson employs our patented Internet and database technology to permit the results from each participant’s training program exercises to be conveniently viewed and analyzed by the person overseeing the participant’s training. Training results are uploaded periodically via the Internet to our proprietary database for analysis of the student’s progress to date. SLc Lesson then provides performance charts and templates in various discrete learning areas, which can be downloaded through the Internet, enabling the training administrators to monitor compliance, track performance and provide students and parents with measurable performance results.

AWAY WE GO!™ AND AWAY WE GO! BOOKSHELF

Home versions of Fast ForWord Basics and Fast ForWord Bookshelf are marketed to consumers under the brand name Away We Go!. Away We Go! Bookshelf does not use acoustically modified speech.

READING EDGE™

Reading Edge is a computer-based screening and assessment product designed to evaluate early reading skills. Reading Edge helps identify students who may be at risk for reading problems in grades K-2 and provides later screening of older students who may be experiencing reading difficulties. Reading Edge’s animated games provide fast and reliable measurements for evaluating proficiency in essential skill areas that are strong predictors of future reading success, including phonological memory, phonological awareness, phonemic decoding and letter identification. The educator version of Reading Edge provides a rapid forward assessment tool. The home version incorporates the assessment functionality with engaging games that encourage practice of important reading skills. Reading Edge has been tested with children in grades K-2. We acquired Reading Edge in 1999 from the successor to its developer.

CROSSTRAIN™

CrossTrain, launched in November 1999, is a professional development package for educators and speech and language and other professionals that contains all the tools and information necessary to offer our family of language and reading training programs. The package includes videos, CD ROMs, printed materials, and other training materials on the Web. CrossTrain offers the same comprehensive content as our professional development seminars but in a self-paced tutorial that is more convenient.

SERVICES

BRAINCONNECTION.COM

In 1999 we launched BrainConnection, offering an interactive Web site, conferences for educators, and online professional development. BrainConnection provides practical and easily understandable information about how the brain works and how students learn. The BrainConnection.com Web site targets decision-makers in education, policy-makers, front-line educators, clinical professionals and parents with:

•	articles by leading authors in the area of education and brain research, as well as interviews with well-recognized experts in reading, education, psychology and neuroscience;

•	Web-based games and tools that offer fun online activities as they screen for language and reading skills;

•	audio programming related to a variety of learning and behavioral issues;

•	a gallery of illustrations and interactives for classroom or clinical use;

•	quizzes and classroom instructional tools to illustrate how the brain works;

•	current news articles covering relevant topics and events related to the brain, learning and education; and

•	an online store for purchasing learning-related products.

Links to information about our products that relate to the topics discussed are present throughout the site.

The BrainConnection to Education forums for educators target educational decision-makers who can influence the policies, curriculum decisions, and funding that impact students. These gatherings feature presentations by well-known scientists and practicing educators and administrators with expertise in the fields of education and learning. In addition, presentations made by our customers offer attendees concrete case studies on how technology and advances in neuroscience can impact student achievement.

In 2000, we introduced BrainConnection Professional Development courses to the Web site. These on-line courses offer practicing educators foundational information with courses such as “The Developing Brain”, “Language and the Brain”, and “The Reading Brain.”

PROFESSIONAL DEVELOPMENT SEMINARS

To assist educators, parents and speech and language and other professionals, we provide educational seminars on brain research, the connection between oral language comprehension and learning to read, and the practical application of the Fast ForWord family of programs. Typically, workshops are one-day intensive training seminars for educators and speech and language professionals. Participants in our professional development seminars are eligible to receive continuing education credit to support the ongoing educational certification requirements of teachers and educators.

SUPPORT SERVICES

SUPPORT FOR EDUCATORS, PARENTS AND PROFESSIONALS. We provide a number of support services for educators, parents and speech and language and other professionals involved in improving reading and language skills. A trained staff is available over a toll-free telephone line and over the Internet to answer questions from and provide support to educators, professional providers and parents.

TECHNICAL SUPPORT. We provide a variety of technical support services to our customer base. An experienced staff of technical service representatives is available to answer technical questions regarding our programs, computer hardware and networks. In addition, for schools that require it, we provide on-site software installation, technical training and technical support.

SCIENTIFICLEARNING.COM. We also maintain our company Web site at ScientificLearning.com. This site provides information about our company and our products and services as well as extensive technical and customer support resources.

SALES AND MARKETING

We market and sell our products through two primary channels of distribution: public schools and the private practice channel. We also make some of our programs and products available directly to consumers, through our Web site, but direct-to-consumer sales to date have been minimal.

PUBLIC SCHOOLS. At December 31, 2001, we had 25 sales representatives focused on the public school market. The majority of our public school sales have occurred since the formation in the fall of 1998 of a dedicated sales force focused on that market. Our hiring process has targeted experienced professionals who have established relationships with prospective customers. Our sales force typically targets sales at the school or school district level. We contact school and district officials through direct marketing efforts to encourage them to attend our seminars and learn about how our training programs can improve student results. We also participate in industry conferences and trade shows.

We sell our programs, products and services individually and in various combinations with training and installation on a bundled basis. Depending on the program, our software may be offered for a single student, workstation license, or on a site license basis. Program licenses range from single use, limited term licenses, typically three to twelve months, or on a perpetual basis. Our language and reading training programs generally list for $850 per program per student, while workstation and site license bundles list for $9,995 through $59,900, depending on what is included. Both are typically discounted for volume sales.

PRIVATE PRACTICE CHANNEL. We have two sales representatives focused on the private channel market including speech and language professionals and private schools. Speech and language professionals as well as other professionals in private practice recommend the use of our products in appropriate cases and then administer the program in connection with providing traditional services. In such instances, Fast ForWord Language, Fast ForWord Language to Reading, Fast ForWord Middle and High School, and Fast ForWord Reading are typically sold directly to the student or family for a list price of $850 per student, minimizing the administrative burden on the private practice professional, who charges separately for time spent supervising the student. The fees charged by the speech and language professional generally range from $1,000 to $2,000 per student.

TECHNOLOGY

Our programs are cross-platform, software-based programs available for a variety of hardware and software configurations. They are designed to work with the computer technology widely available in schools and homes, minimizing the need for users to purchase new equipment. The programs can be used in a variety of ways, including an on-site model where educators and speech and language and other professionals supervise students in school or office, an off-site model where students can train from their homes and a client/server-based model for larger scale deployments. Some of our programs link to Scientific Learning via standard Internet connections for data transfer and updates. Using our patented Internet and database technology, program administrators can use any Web browser to upload program results to our database and monitor individuals under their supervision.

Products are typically delivered via a CD ROM. Our training programs can be activated only by receiving a user access code. Some of our programs require periodic uploads of performance data over the Internet. If users of these products do not upload data within a required time period, access to the program is denied.

We use an object-oriented authoring environment for all our software products. New products and product extensions can be built off our core object model, allowing all products to benefit from improvements in the core code and reducing new product development time. The Scientific Learning database maintains a performance history containing all the uploaded data from our language and reading training programs. The database is unique and highly scalable, built on database technology from Oracle Corporation, and capable of dynamic information queries. Using a proprietary set of analytical tools, we automatically generate summaries and reports for use by educators, speech and language professionals, and other professionals. We can also generate custom demographic reports from specific groups of users by defining search characteristics such as school, classroom or common primary language. The resulting reports show exactly how a given user is performing and what challenges remain. The program databases at the client site are tightly integrated with our databases to provide seamless service from professional and technical support to accounting.

RESEARCH AND DEVELOPMENT

Our research and development expenses were approximately $3.4 million, $5.7 million, and $4.5 million for the years ended December 31, 2001, 2000, and 1999, respectively. At December 31, 2001, approximately 12% of our employees were engaged in research and development activities, which include both product development and outcomes research. Our research and development efforts are presently focused on the development of improvements to our existing products to enhance the user experience and on additional language and reading programs based on the application of our neuroscience expertise. In 2002, we plan to release new versions of Fast ForWord Language, Language to Reading and Middle and High School. Among other features, these new versions will no longer require customers to regularly connect with our database. We now plan to launch Fast ForWord Advanced Reading, which was originally scheduled for launch in 2001, in late 2002 or 2003.

INTELLECTUAL PROPERTY

We have a broad intellectual property strategy addressing both product technology and product concepts. We aggressively protect our proprietary rights in our products and technology through a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and contractual provisions.

At December 31, 2001, we held 34 issued U.S. patents and 22 pending U.S. applications. We also have 28 pending international patent applications. We were the exclusive licensee under 4 issued U.S. patents, 7 pending U.S. applications and 7 pending international patent applications. The licensed patents and applications are licensed from the Regents of the University of California and Rutgers, the State University of New Jersey, and relate to the basic speech and sound modification and adaptivity technology developed at those institutions. Fast ForWord Language, Fast ForWord Language to Reading, Fast ForWord Middle and High School, and Fast ForWord Bookshelf incorporate this licensed technology; Fast ForWord Reading, Reading Edge, Fast ForWord Basics and the Away We Go! products do not. To date, approximately 75% of our revenues have been derived from selling products that use the licensed inventions, and loss of this license agreement would cause material harm to our business.

Under the terms of this license, we must pay royalties and milestone payments based upon cumulative net sales of our products, subject to certain minimum royalty amounts. In connection with the license, we issued 114,526 shares of Series A preferred stock, which were converted into 114,526 shares of our common stock upon completion of our July 1999 initial public offering, to Rutgers and made other up-front payments. In 2000 and 2001, we had approximately $870,000 and $635,000, respectively in royalty and milestone expense under the license. In 2002 and each year thereafter during the term of the license, the minimum royalty expense necessary to maintain the license will be $150,000. We expect royalties as a percentage of revenues to decline over time as the royalty rate under the license steps down and we introduce additional programs that are not subject to license fees. However, we cannot predict our future product mix.

Unless otherwise terminated by operation of law or certain acts of the parties, the license remains in effect until the later of the expiration of the last-to-expire patent licensed or the abandonment of the last patent application licensed. The Regents may terminate the license agreement if we fail to perform or violate its terms without curing the violation within 60 days of receiving written notice of the violation.

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

EMPLOYEES

As of December 31, 2001, we had 147 full-time and 3 part-time employees. We believe our relations with employees are good. None of our employees is represented by a union or subject to collective bargaining agreements.

RISK FACTORS

The following factors as well as other information contained in this Report on Form 10K should be considered in making any investment decision related to our common stock. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected and the trading price of our common stock could decline.

Our business depends on whether we can increase acceptance of our products in the public school market. Any difficulty in increasing sales in the public school market would adversely affect our business.

Our principal target market is public schools. Any difficulty in increasing our sales into this market would be likely to adversely affect our business. We began selling the Fast ForWord Language program to public schools in April 1997 and initiated our public schools sales force in the fall of 1998. At December 31, 2001, we had 25 quota-bearing salespeople focusing on the public school market.

We believe that our success in the public school market will depend largely on the following factors:

•	The effectiveness of our sales force, including the new salespeople we expect to hire during 2002. In 2001, we increased average sales force productivity. In order to meet our sales goals for 2002, we need to achieve additional increases in average sales force productivity.

•	Our ability to retain and to continue to hire experienced sales personnel.

•	Acceptance of our license offerings by our target customers. We offer our software on a site license basis, through workstation licenses, or for single student use. Multi-user licenses may have either a limited or a perpetual term.

•	Our ability to convince educators and other key public school decision-makers to use our products even though the learning methods required by our products differ from the way schools have traditionally addressed language and learning problems.

•	Our ability to convince schools and teachers to incorporate our programs into their curriculum since many of our products are generally designed to be used for 90 to 100 minutes per day, five days per week.

•	The cost of our programs compared to other available programs and the funding available in schools’ and school districts’ budgets.

•	The availability of government funding for public schools and for our programs in particular, which may be adversely affected by reductions in tax revenue in an economic downturn.

•	The extent to which our programs qualify for particular sources of funding, particularly funding under the No Child Left Behind Act of 2002 and other specific types of federal education funding.

•	Our ability to continue to demonstrate the efficacy of our programs, as required by evolving federal and state standards.

•	The impact of general economic and market conditions and specifically the political, economic and social uncertainties following the attacks of September 11, 2001. For example, we experienced a significant slowdown in sales in the latter half of September 2001, which we attribute principally to educators’ need to concentrate on the most pressing needs of their students rather than purchasing decisions.

•	The offerings of our competitors, and how we compare to our competitors in terms of efficacy, ease of use, cost and other factors.

9

Our quarterly operating results are susceptible to fluctuations, which could cause our stock price to decline.

Since our formation, our quarterly operating results have fluctuated significantly. For example, our revenues for each fiscal quarter in the last two years have been:

2001
First quarter	$3,431,000
Second quarter	$3,706,000
Third quarter	$4,487,000
Fourth quarter	$3,637,000

2000
First quarter	$3,206,000
Second quarter	$5,016,000
Third quarter	$5,594,000
Fourth quarter	$4,073,000

We expect these fluctuations to continue for a number of reasons, including factors described elsewhere in this “Risk Factors” section. One reason we expect quarterly operating results to fluctuate is the long and somewhat unpredictable sales cycle for our products, particularly in the public school market, which is the result of many factors, including the following:

•	The nature of our products requires us to provide a significant level of education to decision-makers regarding the use and benefits of our programs and services.

•	Prospective purchasers need to consider that our programs involve a significant commitment of time and resources.

•	Sales to schools are subject to budgeting constraints, which may require schools to find available discretionary funds, obtain grants or wait until subsequent budget cycles.

•	School-wide or district-wide sales can require multiple levels of approval and involve many different departments.

As a result, our sales cycle generally takes several months, and in some cases, can take a year or longer.

An additional reason our quarterly operating results may fluctuate is that demand for our programs and services may be subject to seasonal influences. Historically, in the public school market, our sales in the first quarter have tended to be particularly slow, as have third quarter sales. Demand has tended to pick up in the second and fourth quarters, due in part to school budget cycles. The school calendar can also affect start dates and utilization, and hence affect the timing of when we recognize revenues related to such sales. In our sales to speech and language professionals in private practice, demand for our programs tends to be lower during the school year than in the summer, because the intensive nature of our products may be more conducive to training during school vacation. However, we do not have sufficient operating experience to predict the overall effect of various seasonal factors and their effect on future quarterly sales.

The quarterly revenue recognized from our sales can also be unpredictable. We offer our public school customers a range of software and services, and typically they purchase a mix of our offerings. Different software products and services and different types of software licenses (single use, limited term or perpetual) have different revenue recognition periods ranging from immediately upon shipment or delivery to a period of three years. The beginning of the revenue recognition period may also vary depending on the start date of the contract, the date we ship the software, and the date we perform training . The mix of products and services in a sale frequently varies from customer to customer, and can be unpredictable. See “Management’s Discussion and Analysis – Critical Accounting Policies and Estimates” for a discussion of our revenue recognition policy.

Any significant shortfall of revenues in relation to our or analysts’ expectations could cause significant fluctuations in quarterly operating results, and our stock price could suffer. Prediction of future revenues and expenses is difficult for the reasons set forth above and in the remainder of this Risk Factors section. Our expense levels are based on our expectations of future revenues and are primarily fixed in the short term. We cannot assure you that we will be able to predict our future revenues accurately or that we will be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

Our common stock may be delisted from the Nasdaq National Market.

Our common stock trades on the Nasdaq National Market, which has certain compliance requirements for continued listing of common stock. Among the requirements applicable to us is the maintenance of either $50 million in market capitalization or $4 million in net tangible assets. In November 2001, we received a notice from Nasdaq that we failed to meet the tangible net asset requirement as of September 30, 2001. On November 30, 2001, we closed a private equity financing in which Warburg, Pincus Ventures, L.P., the Company’s largest stockholder, purchased 4,000,000 shares of Common Stock for an aggregate purchase price of $5,000,000. This financing increased our tangible net assets to a level in excess of the Nasdaq requirement.

As of December 31, 2001, our tangible net assets were approximately $1,411,000, lower than the required level. At March 8, 2002, our stock price was $1.85 per share and our market capitalization was approximately $28.8 million. As a result, Nasdaq may again initiate a review of the Company’s eligibility for continued listing. Delisting of our common stock from the Nasdaq National Market would be likely to reduce the liquidity of any investment in our common stock and to have a material adverse effect on the price of our common stock. Delisting would reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they could have done in the past. This lack of liquidity may make it more difficult for us to raise capital in the future. Although we are working to comply with the continued listing requirements of Nasdaq, there can be no assurance that we will be able to satisfy such continued listing requirements or that, even if we are able to satisfy the requirements, Nasdaq would terminate delisting procedures.

We have incurred a significant amount of debt, and we do not expect to repay that debt in 2002.

In March 2001, we entered into an agreement with Fleet National Bank for a revolving line of credit of $15 million. At December 31, 2001, we had an outstanding obligation of $10 million under the line. The line of credit is guaranteed by WPV, Inc., an affiliate of Warburg, Pincus & Co. and Warburg, Pincus Ventures, in exchange for which we issued WPV, Inc. a warrant to purchase 1,375,000 shares of our Common Stock. The warrant has a seven-year term and an exercise price of $8.00 per share. We have agreed to repay WPV, Inc. for any amounts that it may be required to pay in satisfaction of the loan on account of the guarantee. To secure our reimbursement obligation, we granted WPV, Inc. a security interest in substantially all of our assets. In March 2002, we entered into an agreement with Fleet National Bank and WPV, Inc. to extend the term of the line of credit to June 2004. We do not expect to have sufficient capital resources to repay the line of credit during 2002.

This indebtedness and security interest could have important consequences, including the following:

•	It may limit our ability to obtain other financing.

•	It may limit our flexibility in planning for, or reacting to, changes in our business, and could make us more vulnerable to a downturn in our business or the economy.

•	A portion of our cash flow will be required to service the indebtedness and will not be available for other purposes.

The loan agreement provides that an event of default under the loan occurs upon certain changes in the composition of the board of directors or the acquisition of more than 40% of our stock by a person or group other than Warburg, Pincus or its affiliates. Such a default could occur at a time when we would be unable to repay the loan.

We have a history of losses, and we expect to incur additional losses this year.

We started operations in February 1996 and began generating revenues in the first quarter of 1997. We have incurred significant operating losses and negative cash flow since inception. Our net losses were approximately $10.7 million for the year ended December 31, 1998, $14.1 million for the year ended December 31, 1999, $20.1 million for the year ended December 31, 2000 and $19.3 million for the year ended December 31, 2001. We have an accumulated deficit of approximately $72 million from inception through December 31, 2001. For 2002, we expect to incur an operating loss, a net loss and negative cash flow for the year as a whole. During 2002, we also expect to continue to incur substantial sales and marketing expenses as we strive to generate increased revenue from our target markets. We cannot assure you that we will meet our targets with respect to revenues or operating results. If we do not meet our targets, we may be forced to further reduce our expenses, which may negatively impact our business.

We cannot guarantee that we will ever generate sufficient revenues to achieve or sustain profitability.

We cannot guarantee that we will ever generate sufficient revenues to achieve or sustain profitability or generate positive cash flow. As a result, we may need to obtain additional equity or debt financing in the future, which may not be available on acceptable terms, if at all.

To date we have relied primarily on a single family of products, the Fast ForWord training programs. Within that family of products, the majority of product usage is attributable to a single training program. Any failure to increase our sales of our language and reading training programs could cause our business to suffer.

Since our formation, sales of licenses of our language and reading training programs have accounted for almost 82% of our revenues. Within the family of training programs, the number of participants in one of our training programs, Fast ForWord Language, represented approximately 50% of all participants during 2001. Our remaining revenues are primarily from other educational products and related services, such as professional development courses and technical services relating to implementing our programs. We anticipate that most of our revenues will be related to our language and reading training programs for the foreseeable future. Our business will suffer if we are unable to increase our sales of our language and reading training programs.

Our sales to the private channel have declined over the past two years. Further decreases in sales to this channel could adversely affect our business.

In addition to selling to public schools, we also sell to and through speech and language professionals in private practice (“SLPs”) and, to a lesser extent, to private schools. Selling through and to SLPs was our initial market, but we have shifted our emphasis to the public school market because we believe it has greater growth potential. Our revenues from the private channel fell 26% in 2001 compared to 2000 and 20% in 2000 compared to 1999. Our ability to maintain and grow our sales to this channel are impacted by the following factors:

•	The need to convince SLPs to use our products even though the methods employed by our products differ from the way SLPs have traditionally addressed speech and language problems.

•	The fact that our programs permit SLPs to supervise multiple clients at a time, which is contrary to the one-on-one methods used by many SLPs.

•	The fact that our programs require use of computers and the Internet, which have not been adopted as practice tools by all SLPs.

•	The cost of our programs compared to other programs and techniques available to SLPs.

•	Financial resources available to families for private speech and language therapy, which we believe to be adversely affected in an economic downturn.

•	Our ability to continue to demonstrate the efficacy of our programs in continuing studies.

•	The offerings of our competitors, and how we compare to our competitors in terms of efficacy, ease of use, cost and other factors.

We expect that sales to the private channel may continue to decline as we continue to focus our limited resources on the public schools channel.

We may not be able to compete effectively in the educational technology market or the education market generally.

The market in which we operate is very competitive. We compete with other companies offering educational software products or non-software-based programs to improve reading or language skills to schools and to speech and language professionals in private practice. Existing competitors may continue to broaden their product lines, and potential competitors, including large software developers and educational publishers, may enter or increase their focus on the school market. Moreover, we expect that we will face additional competition from new entrants into the market. Many competitors have substantially greater technical, marketing and distribution resources than we do. We cannot assure you that we will be able to compete effectively in the educational technology or education markets.

We have significantly reduced our research and development efforts and our business may suffer if we do not introduce new products.

In 2001, because we wanted to focus on the public school market and to reduce expenses, and because we believed our suite of language products was reasonably complete, we significantly reduced our research and development staff. Our development efforts are now focused on increasing ease of use, providing additional student tracking capabilities, and generally increasing flexibility and improving the customer experience. For example, we are currently working to develop versions of our core products that do not require Internet connections. We cannot assure you that we will be successful in developing and marketing any such modified versions of our products or new products. We may not have sufficient resources to make the investments to develop or acquire and market the products necessary to maintain our competitive position. Failure to adapt to evolving technology and educational standards, to enhance our existing products and to develop new products based on our proprietary technology may materially and adversely affect our business and financial condition.

Our limited history makes it difficult to evaluate our current business and prospects.

In 1997, we introduced the Fast ForWord Language program. In 1998, we introduced the Fast ForWord Language to Reading program. In 1999, we introduced the Fast ForWord Basics, Fast ForWord Bookshelf, Reading Edge, Cross Train, Fast ForWord Middle & High School, Away We Go! and Away We Go! Bookshelf products. In 2000, we introduced the Fast ForWord Reading program and Brain Connection Professional Development on-line courses. Consequently, we only have a limited history upon which you can gauge the success of our suite of software products in penetrating our target markets.. Companies with limited operating histories, including ours, encounter high risks and uncertainties, particularly in new and rapidly evolving markets such as technology-based educational products and services. These risks include, but are not limited to:

•	uncertain demand for technology-based learning products and our products and services in particular;

•	attracting and retaining key personnel and managing growth;

•	failure to select an appropriate growth strategy;

•	institutional or other barriers that hinder our ability to penetrate our target markets; and

•	competition.

To address these risks, we must, among other things:

•	successfully increase market acceptance for our suite of software products, particularly in the public school market;

•	respond to competitive developments and execute our growth strategy;

•	attract, integrate, retain and motivate qualified personnel, particularly sales and marketing professionals; and

•	address new or evolving technologies and standards.

We cannot assure you that we will be successful in addressing the risks we face, and our failure to address those risks will materially and adversely affect our business and financial condition.

Our business will suffer if customers delay or forego purchases of our products because of our product enhancements or new products or because of competitors’ superior products.

The demand for our existing products may be reduced or eliminated by our own enhancements or new products and the revenues generated from our enhancements or new products may not adequately offset any resulting loss of revenues from our existing products. Customers may also delay their purchases of our products in anticipation of the release of our product enhancements or new products, if any. Finally, products introduced by our competitors may be superior to the products we offer and reduce the demand for our products.

Economic factors could cause us to reduce our personnel levels, which could negatively impact our revenues or results of operations.

In each of 2000 and 2001, we reduced our personnel levels. We might find it necessary to further reduce our personnel levels if our revenues fail to grow as planned, due to general market or economic factors, or for other reasons. Such a reduction in personnel could adversely affect our revenues or results or operations.

We may be unable to effectively manage any future growth.

We grew rapidly from five employees at April 1, 1996, to approximately 200 employees at December 31, 1999. We ended 2000 with approximately the same number of employees as 1999 due to a mid-year reduction in the sales force and a reduction in research operations at the end of the year. During 2001, our employee count fell, reflecting staff reductions throughout the Company. At December 31, 2001, we had 150 employees. Our historical growth has placed, and any future growth will place, a significant strain on our managerial, operational, financial and other resources. Our future success will depend, in part, upon whether our senior management can manage growth effectively, particularly with limited personnel. Future growth, if any, may require us to implement additional management information systems, to develop additional operating, administrative, financial and accounting systems and controls, and to maintain close coordination among our accounting, finance, marketing, sales, and customer support and service organizations. If we are unsuccessful in managing growth, our business and financial condition will be materially and adversely affected.

We rely on our intellectual property rights and may be unable to protect these rights.

Our ability to compete effectively will depend in part on whether we are able to develop and maintain the proprietary aspects of our technology and to operate without infringing on the proprietary rights of others. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights in our products and technology. We cannot assure you that pending patent applications will result in the issuance of any patents or that issued patents will offer protection against competitors with similar technology. In addition, any patents issued to us or our licensors could be challenged, invalidated or circumvented in the future.

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

We license certain patents and applications from the Regents of the University of California and Rutgers, the State University New Jersey, which relate to the speech and sound modification and adaptivity technology developed at those institutions. Our primary products, Fast ForWord Language, Fast ForWord Language to Reading and Fast ForWord Middle & High School, incorporate this licensed technology. To date, approximately 75% of our revenues have come from selling programs using the licensed technology. While our professional development seminars and on-line courses, Fast ForWord Reading and other products do not make use of this licensed technology, the vast majority of our product and service revenues relate to the core products, which do use the licensed technology, and its loss would cause material harm to our business. If we lose or are unable to maintain the license agreement during the term of the underlying patents, it would materially harm our business. It could delay or prevent the introduction of new products and would likely require the recall of most of our products from the market. Even if we could identify and license or develop non-infringing equivalent technology, which is far from certain, the cost and delays from such a changeover in our core technology would cause material harm to our business.

The Regents may terminate the license agreement if we fail to perform or violate its terms without curing the violation within 60 days of receiving written notice of the violation. For example, The Regents could terminate the agreement if we fail to perform any of the following obligations:

•	Make royalty and milestone payments.

•	Provide periodic progress reports;

•	Bear the costs to prepare, file and prosecute U.S. and foreign patent applications;

•	Provide indemnification;

•	Insure our activities in connection with work under the agreement; and

•	Maintain the confidentiality of information received from The Regents relating to the agreement.

If we fail to retain our key personnel or attract and retain key employees, our business will suffer.

Our success depends to a significant extent upon the continued active participation of key members of our management, including Sheryle J. Bolton, our Chairman and Chief Executive Officer, Frank M. Mattson, our President and Chief Operating Officer, and Jane A. Freeman, our Chief Financial Officer, as well as others. While we do not believe that any of our employees is irreplaceable, we recognize that we are in an extremely competitive market for executives, and the loss of one or more of these persons could have a material adverse effect on our business, financial condition and results of operations. We recently announced a search for a new Chief Executive Officer. We believe that our future success will depend upon our ability to continue to attract, motivate and retain highly skilled managerial, sales and marketing and product development personnel, including a new Chief Executive Officer. Competition for such personnel is intense. The value of equity incentives provided to our key personnel may vary due to fluctuations in our stock price, which may make it more difficult to retain such personnel or may require us to adopt other types of incentive programs to remain competitive. Our failure to attract or retain the necessary personnel could materially and adversely affect our business.

Our executive officers and directors and their affiliates effectively control the voting power of our company.

At December 31, 2001, Warburg, Pincus Ventures, our largest shareholder, owned approximately 50% of the Company’s outstanding stock and, as a whole, our executive officers and directors and their respective affiliates beneficially owned more than 65% of the Company. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also delay, prevent or deter a change in control of our company. In addition, for so long as Warburg, Pincus Ventures continues to hold specified percentages of our company’s stock, we are required, under the terms of our amended and restated registration rights agreement, to nominate up to two individuals affiliated with Warburg, Pincus & Co. for election to the Board of Directors. Warburg, Pincus Ventures has also agreed with LF SL Holding LLC that so long as LF SL continues to hold at least 277,778 shares it originally purchased, Warburg, Pincus Ventures will vote to elect a person nominated by LF SL to the Board.

There is academic debate regarding the scientific basis underlying our products and the efficacy of our products, which could significantly affect the market for our programs and services.

Our training programs are based on particular theories of how the brain functions and learns and theories of language acquisition. Our founders are actively involved in academic debate about their own and opposing scientific theories of neuroscience and language acquisition. As a result, the theories on which our suite of software products is based have been, and are likely to be, subject to public debate and challenges. Although we believe that our suite of software products is based primarily upon non-controversial scientific theories, some of the principles and methodologies underlying and associated with our products are opposed by some academicians and educators, any of whom could influence the market for our products and services. Consequently, academic publications and debate challenging the theories of neuroscience and language acquisition propounded by the founders and others could adversely affect the market for our products and services. In addition, while we believe that we have established the efficacy of our products though appropriate scientific research, some question the efficacy of our products and/or the extent to which the results achieved through the use of those products can be generalized. Issues relating to the efficacy of our products could adversely affect our business.

We could lose revenues as a result of software errors or defects.

Software programs frequently contain errors or defects, especially when first introduced or when new versions are released. We could, in the future, lose revenues as a result of software errors or defects. We cannot assure you that errors will not be found in our current products or new products or releases, if any, even though products are tested prior to release. Any errors could result in loss of revenue or delay in market introduction or acceptance, diversion of development resources, damage to our reputation or increased service and warranty costs.

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

The market price of our common stock has been highly volatile since our July 1999 initial public offering and could continue to be subject to wide fluctuations for the following reasons, among others:

•	The fluctuation of our quarterly results for reasons including the difference between projected and actual results, the seasonal demand for our products and our long sales cycle.

•	The timing of our competitors’ product releases or variations in their quarterly financial results.

•	Conditions in the economy in general or in our industry in particular, including conditions that affect the resources available to schools, speech and language professionals, and private parties to purchase our products.

•	Publicity regarding our products or those of our competitors, including publicity relating to new scientific studies about how the brain functions.

•	The release of (or the failure to release) product enhancements or new products.

•	General economic conditions that influence stockholder interest in stocks of companies with Internet or technology applications.

•	Changes in applicable laws and regulations affecting us or the educational technology industry.

•	Changes by financial research analysts in their estimates of our future earnings.

•	Stock market volatility for education and technology companies.

We may be subject to litigation due to the volatility of our stock price.

Broad market fluctuations or a downturn in our prospects may adversely affect the market price of our common stock and result in class action litigation. For example, in August 2000, a class action lawsuit was filed against us and certain of our officers and directors. The suit alleged that we made false and misleading statements and/or failed to disclose information concerning our projected revenues for the second quarter of 2000. In early July, we had reported that second quarter revenues were lower than expected. In February 2001, the lawsuit was voluntarily dismissed without prejudice. Any securities class action or similar litigation can result in substantial costs and divert our management’s attention and resources, which could materially and adversely affect our business. Any adverse determination in such litigation could also subject us to significant liabilities.

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

Any delays or malfunctions of the Internet on which we rely for the effective functioning of our products and Websites could adversely affect our business.

We depend on technology, particularly on the Internet, for the effective functioning of our training programs and for implementation of our Web-based marketing strategies. One of the key features of our training programs is the periodic uploading and downloading of information to and from our proprietary database via the Internet. Additionally, our ability to establish BrainConnection.com as a reputable and reliable source for information and on-line professional development courses depends on the availability of the Internet. If commercially available browsers fail to provide access to the Internet due to unexpected user demand or other delays or malfunctions, access to our Websites could be harmed, our sites could lose credibility and professional development course revenues, if any, could suffer.

A disaster or malfunction that disables our computer operations center could harm our Internet-based services and damage our credibility.

Substantially all of our computer and communications systems are located in our facilities in Oakland, California. Our operations depend on our ability to protect these systems against damage from fire, earthquakes, power loss, rolling blackouts, telecommunications failures, break-ins, viruses and similar events. Presently, our databases are redundantly hosted at our site and at the site of a remote Internet service provider. A disaster or malfunction that disables our Internet-based services could cause an interruption in our ability to deliver up-to-date progress reports on individuals currently using our training programs, could interrupt training schedules for active participants, and could damage the credibility of our BrainConnection.com Website. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

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

Our business is potentially subject to or affected by a variety of federal, state and local laws and regulations. These include, without limitation, laws and regulations relating to:

•	government funding for and other matters related to education;

•	licensing of speech and language professionals in private practice and delivery of speech and language testing and remediation services; and

•	consumer protection and anti-fraud and related protections, including the regulation of referrals by professionals.

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

Our Internet operations are subject to government regulation of the Internet and other legal uncertainties, which could negatively impact our operations.

We are subject to the same federal, state and local laws as other businesses that employ the Internet. Today there are relatively few laws directed towards online services. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet. Changes in regulation of the Internet could affect our results of operations. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. The courts have not yet interpreted many laws that reference the Internet, such as the recently passed Digital Millennium Copyright Act, and therefore their applicability and reach are uncertain.

Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The United States Congress recently enacted Internet laws, including laws relating to children’s privacy, the transmission of sexually explicit material, taxation of Internet-based enterprises and taxation of Internet access. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws. This occurrence may impose additional burdens on companies conducting business online by limiting how information can flow over the Internet and the type of information that can flow over the Internet. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business.

Our Internet activities may become subject to additional taxes, which could negatively affect our results of operations.

Tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in e-commerce. Therefore, our products and services may become subject to additional sales and income taxes. If consumers of our products and services are required to pay additional sales or other taxes, they could reduce their purchases, which would negatively affect our results of operations. Because BrainConnection.com is available over the Internet in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation. We are qualified to do business in 21 states in the United States, and qualifying in additional states could subject us to additional taxes. Additionally, failure by us to comply with foreign laws or to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify and could result in the inability to enforce contracts in such jurisdictions.

Our charter provisions could have the effect of delaying or preventing corporate takeovers.

Our certificate of incorporation authorizes our board of directors to issue up to 1,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The authority to issue this preferred stock could enable our board of directors to deter acquisitions of our company. Additionally, our certificate of incorporation and bylaws also contain the following features which could have the effect of delaying or preventing corporate takeovers:

•	A board of directors classified into three classes, which makes it more difficult to acquire immediate control of our board of directors because only one third of the directors are elected each year.

•	Requiring stockholder actions to occur only at duly called meetings of the stockholders, thereby reducing the ability of the stockholders to act contrary to the interests of the board of directors.

•	Disallowing cumulative voting in the election of directors, which means that the majority owner(s) of our voting common stock controls the election of all directors.

•	Requiring advance notice from stockholders for director nominations or other stockholder proposals.

You should not rely on forward-looking statements contained in this Report.

This Report on Form 10K contains forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, and you should not rely on these forward-looking statements. These risks include, among other things, those identified in this “Risk Factors” section. Our actual results could differ materially from those discussed in the forward-looking statements contained in this Report. This section, the remainder of this Item 1 and Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contain a discussion of some of the factors that could contribute to those differences. We undertake no obligation to publicly update any forward-looking statement and the forward-looking events discussed in this Report on Form 10-K could change or might not occur.

ITEM 2. PROPERTIES

We lease approximately 70,000 square feet of office space in Oakland, California under an eight-year lease that expires in March, 2009. The lease includes an option to expand into an additional 13,000 square feet and two five-year options to extend the term of the lease. We have subleased a portion of this space and are seeking to sublease additional portions. We believe our facilities are more than adequate for our operations currently and will be sufficient to meet our needs for at least the next three years.

We also still lease approximately 25,000 square feet at the location of our former office in Berkeley, California under a five-year lease that expires in September 2002.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None. 19

EXECUTIVE OFFICERS

The following table sets forth various information concerning our executive officers:

NAME	AGE	POSITION
Sheryle J. Bolton	55	Chairman and Chief Executive Officer

Dr. Michael M. Merzenich	59	Chief Scientific Officer and Member of the Board of Directors

Frank M. Mattson	47	President and Chief Operating Officer

Jane A. Freeman	48	Chief Financial Officer, Vice President, and Treasurer

Linda L. Carloni	48	Vice President, General Counsel and Secretary

Glenn G. Chapin	46	Vice President, Sales

Dr. William M. Jenkins	51	Sr. Vice President, Product Development

Dr. Steven L. Miller	38	Sr. Vice President, Research and Outcomes

     Sheryle J. Bolton became Chairman of the Board of Directors in November 2000. She currently remains Chief Executive Officer and a director, offices she has held since November 1996. Ms. Bolton was also President from June 1997 to November 2000. Prior to joining the Company, Ms. Bolton served as President and Chief Operating Officer of Physicians’ Online, Inc., a physicians’ online service provider, consulted for a number of international companies, specifically in the areas of strategy, operations and finance, and held senior management positions at Rockefeller & Co., Inc., a global investment management firm, and Merrill Lynch Capital Markets, Investment Banking Division. Earlier in her career, she was a teacher of English as a second language in Africa and a language arts teacher in public schools in the State of Georgia. Ms. Bolton holds a B.A. in English and an M.A. in Linguistics from the University of Georgia, and an M.B.A. from Harvard Business School.

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

     Frank M. Mattson became our President in November 2000. In January 2000, he became Chief Operating Officer and in March 2000 was elected Executive Vice President. He served as our Chief Financial Officer from January 1997 to January 2000. Mr. Mattson served as our Secretary from June 1997 through March 2000. Prior to joining the Company, Mr. Mattson served in senior management positions at MNI Interactive, Inc., a startup entertainment marketing company and Ingram Entertainment, Inc. (“Ingram”), a unit of the Ingram Distribution Group, one of the world’s largest distribution companies. At Ingram, Mr. Mattson directed the post-merger integration of Ingram and Commtron Corporation (“Commtron”), the largest distributor in the home video industry until its acquisition by Ingram in 1992. From 1986 to 1992, Mr. Mattson served in a variety of management positions at Commtron, a publicly traded company. Mr. Mattson holds a B.S. in Business from Miami University (Ohio) and an M.A. in Economics from the University of Wisconsin in Milwaukee. Mr. Mattson has also served on the faculty of Drake University.

     Jane A. Freeman joined us as Vice President, Finance and Treasurer in August 1999 and was named Chief Financial Officer in January 2000. She also served as our Vice President Business Development from August 1999 until June 2000. From April 1988 through December 1998, she was employed by Rockefeller &Co., a global investment firm. Among her investment responsibilities at Rockefeller &Co. were the leadership of the global asset allocation process and the management of the U.S. Small Capitalization equity product. She also served on the Management Committee of the firm. From January 1978 to March 1988, Ms. Freeman was employed by Scudder, Stevens and Clark as an analyst and Manager of the Scudder Development Fund. She is a director of four mutual funds managed by Harding Loevner, LLP. Ms. Freeman holds a B.A. in Mathematics and Chemistry and an M.B.A. (with distinction) from Cornell University and a License in Applied Economics from the University of Louvain in Belgium.

     Linda L. Carloni joined the Company as General Counsel in October 1999, became our Secretary in March 2000 and was elected Vice President in June 2000. From April 1996 to September 1999, Ms. Carloni was a founder and Vice President of Alere Medical Incorporated, a healthcare services start-up. From May 1994 to April 1996, Ms. Carloni served as a senior licensing officer for the University of California Office of Technology Transfer. From April 1992 to April 1994, Ms. Carloni was a partner at the law firm of Cooley Godward LLP. Earlier in her career, Ms. Carloni was the general counsel of Nellcor Incorporated, a medical device company, and an associate and a partner at Cooley Godward. She received her bachelor’s degree in political science from Case Western Reserve University and her law degree from Boalt Hall School of Law at the University of California, Berkeley.

     Glenn G. Chapin joined the Company as Vice President, Sales in April 2001. Prior to joining the Company, Mr. Chapin served as a Regional Vice President at CompassLearning, an educational technology company starting in 1995. Prior to CompassLearning, Mr. Chapin was a sales executive for National Computer Systems (NCS), a provider of educational assessment, testing and administrative software and services, where he held positions of increasing responsibility over a 15 year period from serving as the Midwest territory sales representative to Southern Region Sales VP. Mr. Chapin is a graduate of St. John Fischer College in Rochester, NY where he received his Bachelor of Science degree in Business Administration.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHARE- STOCKHOLDER MATTERS

(a) Our common stock currently is traded on the Nasdaq National Market under the symbol “SCIL.” The following table sets forth, for the periods indicated, the closing high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

2000	High	Low
First quarter	$36.250	$16.500
Second quarter	$23.750	$14.250
Third quarter	$23.000	$4.813
Fourth quarter	$7.094	$3.781

2001
First quarter	$7.125	$3.188
Second quarter	$3.900	$2.100
Third quarter	$2.250	$1.180
Fourth quarter	$1.750	$1.000

See Risk Factors – “Our common stock may be delisted from the Nasdaq National Market” for a discussion of the possible delisting of our common stock from the Nasdaq National Market.

We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. As of February 28, 2002, the approximate number of stockholders of record of our common stock was 148.

(b) Not applicable

ITEM 6. SELECTED FINANCIAL DATA

	Year ended December 31,
	2001	2000	1999	1998	1997
Statement of Operations Data:

Revenue:
Programs	$15,503	$14,052	$9,110	$4,462	$2,249
Services	2,386	1,209	1,142	704	713

Total revenues	17,889	15,261	10,252	5,166	2,962

Cost of revenues
Programs	2,478	2,291	1,451	784	481
Services	1,607	1,266	1,237	614	468

Total cost of revenues	4,085	3,557	2,688	1,398	949

Gross profit	13,804	11,704	7,564	3,768	2,013

Operating expenses
Sale and marketing	19,701	20,981	13,568	6,534	2,646
Research and development	3,390	5,680	4,505	3,192	1,965
General and administrative	6,348	5,746	4,454	3,960	2,537
Restructuring, lease and asset
impairment write downs	2,608	492	—	—	—

Total operating expenses	32,047	32,899	22,527	13,686	7,148

Operating loss	(18,243)	(21,195)	(14,963)	(9,918)	(5,135)
Interest income (expense), net	(1,053)	1,077	892	(832)	162
Other income (expense), net	21	2	(16)	2	(85)

Net loss	($19,275)	($20,116)	($14,087)	($10,748)	($ 5,058)

Basic and diluted net loss per share	($ 1.64)	($ 1.80)	($ 2.24)	($ 3.87)	($ 1.90)

Shares used in computing basic and
diluted net loss per share	11,777	11,148	6,279	2,777	2,657

Balance Sheet Data:

Cash and cash equivalents	$4,610	$818	$15,662	$6,362	$2,699
Investments in government securities	1,169	7,667	13,903	—	—
Working capital	1,231	7,431	27,397	3,543	1,569
Total assets	23,288	18,953	36,324	9,121	4,456
Long-term debt, including current
portion	10,000	—	—	417	330
Redeemable convertible preferred
stock	—	—	—	18,940	8,002
Stockholders’ equity (deficit) (1)	1,411	11,601	29,740	(14, 082)	(5,064)

(1)	We have paid no cash dividends since our inception

23

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include but are not limited to statements relating to trends or projected levels of revenue, sales, expenses, losses or profits, and financial resources. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause or contribute to such are indicated.

Overview

We develop, market and sell proprietary training software and other educational products and services. Our programs and services are based on research on how the brain works and learns. Language and reading skills are the foundation for all learning, and we have developed products to help children, adolescents and adults learn how to read or become better readers. Our language and reading programs, the Fast ForWord® family, are intensive, computer-based training programs that focus on improving critical language and reading skills. These training programs are based on scientific research and have been extensively field-tested. Our initial training program, Fast ForWord Language™ focuses on oral language comprehension and executive function skills critical to learning how to read or becoming a better reader. Fast ForWord Language to Reading™ trains critical reading skills as well as providing additional training on the language comprehension skills addressed in Fast ForWord Language. Fast ForWord Reading ™ is designed to rapidly and systematically build reading skills, focusing on the skills that correlate directly to school curriculum standards. Fast ForWord Middle and High School ™ uses a graphical user interface designed for middle and high school students to train language comprehension and critical reading skills. We also sell Reading Edge™, a language and reading assessment product, Fast ForWord Basics™ software and storybooks, and CrossTrain professional development software. Our BrainConnection.com Website provides easily accessible information on brain research and its application to learning and everyday life as well as professional development courses. It reaches its audience both through its Website and BrainConnection.com conferences.

We offer professional development to educators, speech and language professionals and other professionals. They can learn about recent developments in brain research and their application to education and the practical application of our programs, in some cases earning continuing education credit. We also provide technical support services to our customers on the telephone, through the Internet and in some cases on-site.

Our primary market is US public schools. We address this market primarily through a direct sales force. We also sell through other distribution channels including referrals from speech and language professionals in private practice, a limited number of independent sales representatives in the public school and adult education markets and, to a very minor extent, direct-to-consumer channels including through our Websites. In 2001, sales to public schools represented approximately 76% of total revenues compared to 60% in 2000, and 35% in 1999.

We commenced operations in February 1996, and, until April 1997, we devoted substantially all of our efforts to developing the Fast ForWord Language program, performing a field trial, recruiting and training personnel, establishing relationships with, and training educators and speech and language professionals, and raising capital. Since the commercial launch of Fast ForWord Language in April 1997, we have also devoted substantial efforts to sales and marketing activities. We have an accumulated deficit of $71.8 million from inception through December 31, 2001. Our goal is to report an operating profit in 2003 in accordance with Generally Accepted Accounting Principles. We expect to incur additional losses until that time. These losses may be substantial. During the second half of 2001, we significantly reduced personnel and operating expenses. In addition, we may be unable to meet our targets with respect to revenues or operating expenses in 2002 and 2003 and incur substantial additional losses. If we do not meet our targets, we may incur greater losses than expected and we may be forced to further reduce our expenses, which may negatively impact our business.

Approximately 76% of our sales for the year ended December 31, 2001 were to public schools. Due to the inherent complexity of selling to schools and school districts, our sales cycle has lengthened as we focused on this market. This trend may continue as a higher proportion of our business comes from the public school market. As a result, we may have limited visibility on our future revenues, and such revenues may fluctuate substantially.

The Company is currently developing versions of its products that would not require a connection to the Internet. As these versions become available, we anticipate that the proportion of sales that are recognized as revenue upon shipment will increase. We plan to release these products in 2002.

Critical Accounting Policies and Estimates

Estimates

The preparation of financial statements in accordance with Generally Accepted Accounting Principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate estimates, including those related to revenue recognition, allowance for doubtful accounts, software development costs, asset impairment, and restructuring costs. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the amount and timing of revenues, costs and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

We derive revenue from the sale of licenses to our software and from service fees. Software license revenue is recognized in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition,” (SOP 97-2) as amended by Statement of Position 98-9. SOP 97-2 provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on vendor specific objective evidence of the relative fair value of the elements. Our revenue recognition policy is also based on the Securities and Exchange Commission’s Staff Accounting Bulletin 101 (SAB 101) that requires companies who provide an ongoing service to recognize revenue over the term of the services agreement.

The total amount of software and services invoiced during a particular period is recorded as deferred revenues until recognized as revenues. Customers license the right to use Fast ForWord products and do not acquire or otherwise gain unlimited rights to use the programs.

Revenues from the licensing of our software are recognized as follows: 1) for limited term site licenses revenue is recognized over the life of the license, typically 3 to 12 months; 2) for individual participant licenses revenue is recognized over the average duration of the program’s use, typically 6 weeks; 3) for perpetual licenses with no ongoing support requirement revenue is recognized when the product has been shipped, provided that the fees are fixed or determinable; 4) for perpetual licenses that require ongoing internet based participant tracking services revenue is recognized over the period in which the Company provides such services, typically from 1 to 3 years. The fact that revenue is recognized over significantly different time periods depending on the type of license sold and that the type of license a customer will purchase can be unpredictable both contribute to unpredictability and quarterly variability in our public school revenues.

Service revenues are derived from the Company’s conferences and training seminars. Revenues from conferences and seminars are recognized when the event is held.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses for the inability of the customer to make payments. These estimates are based on historical experience and, to date, have been approximately 1% to 2% of revenue. Cancellations and refunds are allowed in limited circumstances, and such amounts have not been significant. Provisions are made for cancellations and refunds as revenue is recorded.

Software Development Costs

The Company capitalizes software development cost in accordance with Financial Accounting Standards Board (FASB) No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” under which software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated life of the related product.

Prior to the establishment of technological feasibility we expense all software development cost associated with a product. Technological feasibility is deemed established upon completion of a working version. The Company estimates the useful life of its developed products to be 3 years.

On an ongoing basis, the Company evaluates the net realizable value of the capitalized software development cost by estimating the future revenue to be generated from the product and compares this to the unamortized cost of the product. At December 31, 2001, future revenues from sale of these products are anticipated to be well in excess of the unamortized development costs.

Impairment of Long Lived Assets

The Company regularly reviews the carrying value of capitalized software development costs and property and equipment. We continually make estimates regarding future cash flows to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

Results of Operations

The following table sets forth, for the periods indicated, various financial data expressed as a percentage of revenues (unless otherwise noted).

	Year ended December 31,
	2001	2000	1999
Revenues:
Programs	87%	92%	89%
Services	13	8	11

Total Revenues	100	100	100

Cost of sales:
Cost of programs (1)	16	16	16
Cost of services (2)	67	105	108

Total cost of sales	23	23	26

Gross Profit	77	77	74

Expenses:
Sales and marketing	110	138	132
Research and development	19	37	44
General and administrative	35	38	44
Restructuring, lease and asset
impairment write downs	15	3	—

Total operating expenses	179	216	220

Operating loss	(102)	(139)	(146)

Interest (expense) income, net	(6)	7	9
Other income (expense), net	—	—	—

Net loss	(108)%	(132)%	(137)%

__________
(1)	Program costs are expressed as a percentage of program revenues

(2)	Service costs are expressed as a percentage of service revenues

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues

Total revenues increased by $2.6 million, or 17%, to $17.9 million in 2001 compared to 2000. Program revenue increased by $1.4 million, or 10%, to $15.5 million in 2001 compared to 2000 as a result of a 43% increase in revenue from public schools. The increase was partially offset by a 23% decline in revenue through speech and language professionals. Service revenues increased by $1.2 million, or 97%, to $2.4 million due to an increase in the number of training sessions for public school customers, partially offset by a decline in trainings for speech and language professionals in private practice.

New sales (bookings) increased $5.6 million, or 36%, to $21.2 million in 2001compared to 2000. New sales to public schools rose 54% and represented approximately 76% of total sales in 2001compared to approximately 69% of total sales in 2000. The increase was primarily due to an increase in the number of site license packages sold to public and private schools. The Company sold 921 site license packages in 2001 compared to 332 in 2000. Sales to speech and language professionals declined 7% in 2001 compared to 2000.

Cost of Revenues

Total cost of revenues increased by $0.5 million, or 15%, to $4.1 million in 2001 compared to 2000. As a percentage of revenues, cost of revenues in 2001were approximately equal to 2000 at 23%. Cost of programs consists of costs associated with program sales, including royalties, manufacturing, packaging, documentation, fulfillment, amortization of capitalized software costs, Internet hosting for the upload of performance data, and technical support costs. Cost of programs in 2001were approximately equal to 2000 at 16%. Service costs consist primarily of the costs of providing training seminars, including personnel, materials, facilities and travel. Cost of services as a percent of service revenues decreased to 67% from 105% in 2001 compared to 2000 as we made more multiple site sales and combined training for several schools at one training location. We anticipate the total cost of revenue will decrease as a percent of total revenue as we move from an onsite training model to a regional training model in 2002.

Sales and Marketing Expenses

Sales and marketing expenses decreased $1.3 million, or 6%, to $19.7 million in 2001 compared to 2000. The decrease is primarily attributable to a reduction in spending on advertising and trade shows. Sales and marketing expenses consist principally of salaries and compensation paid to employees engaged in sales and marketing activities, advertising and promotional materials, public relations costs and travel. At December 31, 2001, we had 25 quota-bearing sales personnel selling to public schools. We expect sales and marketing expense to decline further in 2002 as we continue our cost cutting efforts and increase our focus on the public school market.

Research and Development Expenses

Research and development expenses decreased $2.3 million, or 40%, to $3.4 million in 2001 compared to 2000. The decrease was due to a significant reduction in research and development staff as we decrease our spending on activities other than improving our core products. Research and development expenses principally consist of salaries and compensation paid to employees and consultants engaged in research and product development activities, product testing, and software and equipment costs. Once technological feasibility has been established, costs associated with the development of a product are capitalized. For the years ended December 31, 2001 and 2000 we capitalized $1.2 million and $1.5 million, respectively. We expect research and development expenses to decline further in 2002.

General and Administrative Expenses

General and administrative expenses increased $0.6 million, or 10%, to $6.3 million in 2001 compared to 2000. The increase is attributed to cost associated with moving to our new facility. General and administrative expenses principally consist of salaries and compensation paid to Company executives and other employees. These expenses also include travel expenses for these employees, as well as outside legal and accounting fees. We anticipate that these costs will decline in 2002 as we continue cost cutting efforts.

Restructuring, Lease and Asset Impairment Write Down

During the year ended December 31, 2001 management approved a plan to restructure operations including consolidating operations to focus on the public school market. In connection with the plan, the Company recorded a restructuring, lease and asset impairment charge of $2.6 million in operating expense. The restructuring resulted in a workforce reduction of approximately 50 employees and a total charge to operations for severance benefits of $456,000. All affected employees had been terminated or notified of their severance benefits as of December 31, 2001. As of December 31, 2001, termination benefits totaling $374,000 had been paid to employees. Along with reducing the number of employees, the Company recorded an asset impairment charge of $361,000 to write down the value of long-lived assets to net realizable value. The write down included the remaining capitalized development cost for Reword™. This program specifically targets the adult market, which is not our focus. As well, we reduced the value of furniture and leasehold improvements related to excess office space.

The Company recorded $1.8 million as a charge to operations in conjunction with excess office space in its current and former corporate office facilities. For our current facility the cost included a portion of the lease liability and brokerage fees reduced by estimated sublease income over the remaining lease term. The estimated cost of excess lease facilities and the estimated value of the sublease were based on market information provided by a commercial real estate brokerage firm and may not represent the actual lease settlements. At December 31, 2001 accrued liabilities included $1.5 million relating to the excess office space and termination benefits.

The following table sets forth the restructuring activity during the year ended December 31, 2001 (in thousands).

	Charged to restructuring expense	Cash paid	Asset write downs	Accrued restructuring costs at December 31, 2001

Lease impairment costs	$1,791	$(333)	$—	$1,458
Asset write-downs	361	—	(361)	—
Severance	456	(374)	—	82

Total	$2,608	$(707)	$(361)	$1,540

In 2000 the Company implemented a restructuring program, resulting in a charge of $492,000. Under the plan we reduced our workforce by 22 employees and incurred legal costs of $200,000 and asset impairment charges of $164,000. All such amounts had been paid or written off at December 31, 2000.

Deferred Compensation

Deferred compensation represents the difference between the exercise price and the deemed fair value of certain stock options granted to employees through December 31, 1999. The amount is being amortized by charges to operations over the vesting periods of the individual stock options. Deferred compensation was fully amortized at December 31, 2001. The amortization amounted to $72,000, $429,000 and $776,000 for the years ended December 31, 2001, 2000 and 1999, respectively. We recorded no deferred compensation during the years ended December 31, 2001 or 2000.

Interest Income and Expense

In 2001 we recorded $1.4 million in interest expense and $0.4 million in interest income compared to $1,000 in interest expense and $1.1 million in interest income in 2000. The shift was a result of lower cash levels, amortization of deferred financing costs and interest paid on the line of credit from Fleet National Bank in 2001.

Provision for Income Taxes

We have recorded no provision for income taxes as we have incurred losses since inception. At December 31, 2001, we had net operating loss carryforwards for federal income tax purposes of approximately $63.4 million. The net operating loss carryforwards will expire in years 2011 through 2021. Utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986. Previous or contemplated equity transactions may result in such an ownership change. The annual limitation may result in the expiration of net operating losses before becoming available to reduce future tax liabilities. At December 31, 2001, we had approximately $26 million of deferred tax assets, comprised primarily of net operating loss carryforwards. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues

Total revenues increased by $5.0 million, or 49%, to $15.3 million in 2000 compared to 1999. Program revenue in 2000 increased by $4.9 million, or 54%, to $14.1 million compared to 1999 as a result of new product introductions and increased sales to public schools. Revenues through speech and language professionals declined 20%. Service revenues increased by $67,000, or 6%, to $1.2 million due to an increased number of trainings for public school customers, partially offset by a decline in trainings for speech and language professionals in private practice.

Cost of Revenues

Total cost of revenues increased by $0.9 million, or 32%, to $3.6 million in 2000 compared to 1999. As a percentage of revenues, cost of revenues decreased to 23% from 26%. Cost of program revenue remained relatively constant as a percentage of revenue, and included an increase in the amortization of capitalized software development costs. Amortization of software development costs was $384,000 and $80,000 for the years ended December 31, 2000 and 1999, respectively. In 2000, cost of services revenues decreased to 105% from 108% compared to 1999 as we increased our efficiency in training and installations in public schools.

Sales and Marketing Expenses

Sales and marketing expenses increased $7.4 million, or 55%, to $21 million in 2000 compared to 1999. This increase was primarily attributable to increased personnel, marketing and travel costs. At December 31, 2000 we had 26 quota-bearing sales personnel selling to public schools.

Research and Development Expenses

Research and development expenses increased $1.2 million, or 26%, to $5.7 million in 2000 compared to 1999. The increase was primarily due to increases in personnel to develop products targeted at the public school channel.

General and Administrative Expenses

General and administrative expenses increased $1.3 million, or 29%, to $5.7 million in 2000 compared to 1999. This increase was primarily attributable to increased personnel, consulting, legal and travel costs.

Interest Income and Expense

In 2000 we recorded $1.1 million in interest income compared to $1.0 million in 1999. The increase in 2000 was the result of excess cash provided by our initial public offering in August 1999.

Liquidity and Capital Resources

Net cash used in operating activities was $12.5 million; $19.5 million and $12.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. The decrease in cash used in operating activities during 2001 compared to 2000 was primarily attributable to decreases in expenses in sales and marketing and research and development, together with increases in accrued liabilities and deferred revenues. The increase in accrued liabilities was mostly attributed to restructuring costs to be paid in future periods (see Note 2 of the Notes to Financial Statements — Restructuring, Lease and Asset Impairment Write-Downs). The increase in deferred revenue is attributable to the increase in sales of site licenses to the public school market, which typically have a longer period over which revenue is recognized. We expect that the cash required to fund operations will decline in 2002 based on increased sales and a reduction in expenses as we continue to focus on the public school market. If we are unable to meet our sales and revenue targets, or our expenses are higher than our current plans, our cash consumption could be higher than that of 2001.

Net cash provided by investing activities was $0.9 million and $3.1 million for the years ended December 31, 2001 and 2000, and was primarily generated from the sale of government securities. This was partially offset by an increase in capitalized software development costs of $1.2 million and $1.5 million for the years ended December 31, 2001 and 2002, as well as an increase in loans to officers totaling $3.1 million for the year ended December 31, 2001. Net cash used in investing activities was $15.7 million in the year ended December 31, 1999 primarily for purchases of short-term investments.

Net cash provided by financing activities was $15.4 million, $1.5 million, and $37.8 million in the years ended December 31, 2001, 2000 and 1999, respectively. Net cash provided by financing activities in 2001 was from the proceeds of issuance of common stock and from borrowing under our line of credit. The average interest rate for the year under the line of credit was 4.6%. Net cash provided by financing activities in 2000 was primarily due to the exercise of stock options. Cash provided by financing activities in 1999 was from our initial public offering and the proceeds of the sale of convertible preferred stock in 1999.

As of December 31, 2001, we had cash, cash equivalents and government securities of $5.8 million. We believe that our cash, cash equivalents and investments in government securities, combined with the available borrowing capacity under the Fleet National Bank facility will be sufficient to finance our presently anticipated operating losses and planned capital expenditure requirements over the next 12 months. However, our business may fail to meet our cash flow projections and, if so, we cannot be certain that our cash resources will be sufficient. We therefore may need to obtain additional equity or debt financing in the future. We may not be able to obtain the additional financing to satisfy our cash requirements on acceptable terms or at all. To date the Company has paid no dividends. We have no plans to initiate dividends in the next 12 months.

We currently have an outstanding balance of $10 million on our line of credit with Fleet National Bank. The total credit line is $15 million. The original agreement expires October 2002. In March 2002, we entered into an agreement with the Bank to extend the $15 million line of credit to June 30, 2004. The terms and conditions are substantially the same as the current credit agreement. WPV, Inc., an affiliate of Warburg Pincus Ventures, a significant stockholder of the Company, has provided an unlimited guarantee for the facility. The guarantee expires in March 2004. We also have a non-cancelable lease agreement for our corporate office facilities. The minimum lease payment on our office facility is approximately $183,000 per month in 2002. The base lease payment increases at a compound annual rate of 3%. The lease terminates in March 2009. Minimum lease payments on our former office facility are approximately, $61,000 per month through August 2002.

The following summarizes the Company’s outstanding borrowings and contractual obligations at December 31, 2001 and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Total	Less than 1 year	1 - 3 years	4 - 8 years

Borrowing under bank line of credit	$10,000	$—	$10,000	$—
Non-cancelable operating leases	17,506	2,683	4,301	10,522

Total	$27,506	$2,683	$14,301	$10,522

At December 31, 2001 we have accrued $1.5 million of future non-cancelable operating lease payments included above on excess office space, less estimated future sublease income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the rate of interest we will pay on our revolving credit facility with Fleet National Bank (Fleet). Interest rates on loans extended under that facility are at LIBOR (London Interbank Offered Rate) plus one percent, or at Fleet’s “Base Rate” at our choice. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at December 31, 2001 would not have a material affect on our expenses or loss.

We also have some market risk related to interest rate changes due to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in government securities. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at December 31, 2001 would not cause the fair value of our cash and cash equivalents to change by a material amount. Declines in interest rates over time will, however, reduce our interest income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst &Young LLP, Independent Auditors

The Board of Directors and Stockholders Scientific
Learning Corporation

We have audited the accompanying balance sheets of Scientific Learning Corporation (the “Company”) as of December 31, 2001 and 2000, and the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. Our audit also included the financial statement schedule included in Item 14. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scientific Learning Corporation at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the selected financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Walnut Creek, California
February 8, 2002,
except for the second paragraph of Note 8, as to which the date is
March 6, 2002.

Scientific Learning Corporation Balance Sheet (In thousands, except share and per share amounts)

	December 31,
	2001	2000
Assets

Current assets:
Cash and cash equivalents	$4,610	$818
Investments in government securities	1,169	7,667
Accounts receivable, net of allowance for doubtful accounts
$248 and $241 at December 31, 2001 and 2000, respectively	5,754	4,725
Prepaid expenses and other current assets	1,288	1,409

Total current assets	12,821	14,619

Property and equipment, net	2,156	2,080
Notes receivable from officers	3,114	—
Other assets	5,197	2,254

Total assets	$23,288	$18,953

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$444	$1,148
Accrued liabilities	3,548	1,477
Deferred revenue	7,598	4,563

Total current liabilities	11,590	7,188

Borrowings under bank line of credit	10,000	—
Other liabilities	287	164

Total liabilities	21,877	7,352

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares - 1,000,000
Issued and outstanding shares - none in 2001 and 2000	—	—
Common stock, $0.001 par value:
Authorized shares - 40,000,000
Issued and outstanding shares - 15,475,619 in 2001 and 11,336,380 in 2000	73,192	64,179
Deferred compensation	—	(72)
Accumulated deficit	(71,781)	(52,506)

Total stockholders’ equity	1,411	11,601

Total liabilities and stockholders’ equity	$23,288	$18,953

See accompanying notes. 33

Scientific Learning Corporation Statement of Operations (In thousands, except per share amounts)

	Year ended December 31,
	2001	2000	1999
Revenues:
Programs	$15,503	$14,052	$9,110
Services	2,386	1,209	1,142

Total revenues	17,889	15,261	10,252

Cost of sales:

Cost of programs	2,478	2,291	1,451
Cost of services	1,607	1,266	1,237

Total cost of sales	4,085	3,557	2,688

Gross profit	13,804	11,704	7,564

Expenses:

Sales and marketing	19,701	20,981	13,568
Research and development	3,390	5,680	4,505
General and administrative	6,348	5,746	4,454
Restructuring, lease and asset
impariment write downs	2,608	492	—

Total operating expenses	32,047	32,899	22,527

Operating loss	(18,243)	(21,195)	(14,963)

Interest (expense) income, net	(1,053)	1,077	892
Other income (expense), net	21	2	(16)

Net loss	$(19,275)	$(20,116)	$(14,087)

Basic and diluted net loss per share	$(1.64)	$(1.80)	$(2.24)

Shares used in computing basic and
diluted net loss per share	11,777	11,148	6,279

See accompanying notes. 34

Scientific Learning Corporation

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (In thousands, except share amounts)

			Stockholder’s Equity (Deficit)
	Redeemable Convertible Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balances at December 31, 1998	3,730,156	$18,940	946,435	$2,355	2,795,781	$2,930
Issuance of common stock under stock option plan	—	—	—	—	179,258	164
Issuance of Series D preferred stock, net of
issuance costs	555,555	4,896	—	—	—	—
Issuance of common stock in initial public
offering, net of offering costs	—	—	—	—	2,300,000	33,133
Conversion of preferred stock to common stock	(4,285,711)	(23,836)	(946,435)	(2,355)	5,232,146	26,191
Deferred compensation related to grant of
stock options	—	—	—	—	—	278
Amortization of deferred compensation	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—

Balances at December 31, 1999	—	—	—	—	10,507,185	62,696
Issuance of common stock under stock option plan	—	—	—	—	734,955	706
Issuance of stock under employee stock
purchase plan					94,240	842
Reduction of deferred compensation relating to	—	—	—	—	—	(65)
cancelled stock options
Amortization of deferred compensation	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—

Balances at December 31, 2000	—	—	—	—	11,336,380	64,179
Issuance of common stock under stock option plan	—	—	—	—	7,395	29
Issuance of common stock under employee stock
purchase plan	—	—	—	—	131,844	374
Issuance of common stock in a private
placement, net of offering costs	—	—	—	—	4,000,000	4,964
Issuance of common stock warrants in
connection with guarantee of line of credit	—	—	—	—	—	3,647
Amortization of deferred compensation	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—

Balance December 31, 2001	—	$—	—	$—	15,475,619	$73,192

	Stockholder’s Equity (Deficit)

	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balances at December 31, 1998	$(1,064)	$(18,303)	$(14,082)
Issuance of common stock under stock option plan	—	—	164
Issuance of Series D preferred stock, net of
issuance costs	—	—	—
Issuance of common stock in initial public
offering, net of offering costs	—	—	33,133
Conversion of preferred stock to common stock	—	—	23,836
Deferred compensation related to grant of
stock options	(278)	—	—
Amortization of deferred compensation	776	—	776
Net loss and comprehensive loss	—	(14,087)	(14,087)

Balances at December 31, 1999	(566)	(32,390)	29,740
Issuance of common stock under stock option plan	—	—	706
Issuance of stock under employee stock
purchase plan	—	—	842
Reduction of deferred compensation relating to	65
cancelled stock options
Amortization of deferred compensation	429	—	429
Net loss and comprehensive loss	—	(20,116)	(20,116)

Balances at December 31, 2000	(72)	(52,506)	11,601
Issuance of common stock under stock option plan	—	—	29
Issuance of common stock under employee stock
purchase plan	—	—	374
Issuance of common stock in a private
placement, net of offering costs	—	—	4,964
Issuance of common stock warrants in
connection with guarantee of line of credit	—	—	3,647
Amortization of deferred compensation	72	—	72
Net loss and comprehensive loss	—	(19,275)	(19,275)

Balance December 31, 2001	$—	$(71,781)	$1,411

See accompanying notes 35

Scientific Learning Corporation Statement of Cash Flows

	Year ended December 31,
	2001	2000	1999
Operating Activities:
Net loss	$(19,275)	$(20,116)	$(14,087)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,261	1,014	723
Amortization of software development costs	493	384	80
Amortization of deferred compensation	72	429	776
Amortization of deferred financing costs	984	—	—
Asset impairment write downs	361	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,029)	(1,253)	(2,673)
Prepaid expenses and other current assets	121	(676)	(346)
Accounts payable	(704)	346	71
Accrued liabilities	2,071	111	117
Deferred revenues	3,035	358	2,556
Other liabilities	123	(47)	(6)

Net cash used in operating activities	(12,487)	(19,450)	(12,789)

Investing Activities:
Purchase of government securities	—	—	(13,903)
Sale of government securities	6,498	6,236	280
Purchases of property and equipment, net	(1,445)	(1,181)	(1,438)
Notes receivable from officers	(3,114)	—	—
Increase in capitalized software development costs	(1,153)	(1,452)	(629)
(Increase) decrease in other non-current assets	126	(545)	3

Net cash provided by (used in) investing activities	912	3,058	(15,687)

Financing Activities:
Proceeds from issuance of preferred stock, net	—	—	4,896
Proceeds from issuance of common stock, net	5,367	1,548	33,297
Borrowings under bank line of credit	14,000	—	—
Repayments of borrowings under bank line of credit	(4,000)	—	(399)
Repayments of capital lease obligations	—	—	(18)

Net cash provided by financing activities	15,367	1,548	37,776

Increase (decrease) in cash and cash equivalents	3,792	(14,844)	9,300

Cash and cash equivalents at beginning of year	818	15,662	6,362

Cash and cash equivalents at end of year	$4,610	$818	$15,662

Supplemental disclosure
Interest paid	$432	$—	$29

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock warrants in connection with guarantee
of line of credit	$3,647	$—	$—

Issuance of common stock in connection with conversion of
redeemable preferred stock and convertible preferred stock	$—	$—	$26,191

Deferred compensation	$—	$—	$278

See accompanying notes. 36

1. Summary of Significant Accounting Policies

Description of Business

Scientific Learning Corporation (the “Company”) was incorporated on November 30, 1995 in the State of California and was reincorporated on May 2, 1997 in the State of Delaware. The Company commenced operations in February 1996. The Company’s proprietary Fast ForWord® software is designed to improve language and reading skills. The Company markets and sells the Fast ForWord programs and other education products primarily to public and private schools, and through speech and language professionals in private practice. We also offer training, professional development and support services to our customers.

Liquidity and Capital Resources

The Company believes that its cash, cash equivalents and investments in government securities combined with the available borrowing capacity under its bank line of credit (see Note 8) will be sufficient to finance presently anticipated operating losses and planned capital expenditure requirements over the next 12 months. However, the business may fail to meet cash flow projections and, if so, the Company may need to further reduce its operating expenses, and/or obtain additional equity or debt financing. The Company may not be able to obtain the additional financing to satisfy its cash requirements on acceptable terms or at all.

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

Investments in Government Securities

The Company classifies all of its investments as available-for-sale securities. Such investments consist of United States Government and Federal Agency securities, which are carried at amounts, which approximate fair value, with unrealized gains and losses on such securities reflected as other comprehensive income (loss) in stockholder’s equity (deficit) until disposition. Unrealized gains and losses have not been material. Realized gains and losses on investments in government securities are included in interest income. There were no realized gains or losses in the years ended December 31, 2001 or 2000. Amortized cost approximates the fair market value of the available-for-sale securities at December 31, 2001 and 2000.

Accounts Receivable

The Company conducts business with public school districts and speech and language professionals primarily in the United States. Ongoing credit evaluations are performed on customers and collateral is generally not required. Allowances for uncollectible accounts are made for potential credit issues and such allowances and issues to date have not been material. Accounts receivable included unbilled amounts of $0 and $94,000 at December 31, 2001 and 2000, respectively.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, investments in government securities, accounts receivable, and accounts payable approximate fair value. The Company determines the fair value of its investments in government securities based on quoted market prices.

1. Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Software Development Costs

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards (“FAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. The Company capitalized $1,153,000 and $1,452,000 of software development costs for the years ended December 31, 2001 and 2000, respectively. Software costs are amortized over the estimated useful life of the software, which is three years. Amortization was $493,000 and $384,000 for the years ended December 31, 2001 and 2000, respectively.

Accounting for Stock-Based Compensation

The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”) and makes the pro forma disclosures required by FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) (Note 10).

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” the Company continually reviews long-lived assets to assess recoverability based upon undiscounted cash flow analysis. Impairments, if any, are recognized in operating results in the period in which a permanent diminution in value is determined.

Revenue Recognition

We derive revenue from the sale of licenses to our software and from service fees. Software license revenue is recognized in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition,” (SOP 97-2) as amended by Statement of Position 98-9. SOP 97-2 provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on vendor specific objective evidence of the relative fair value of the elements. Our revenue recognition policy is also based on the Securities and Exchange Commission’s Staff Accounting Bulletin 101 (SAB 101) that requires companies who provide an ongoing service to recognize revenue over the term of the services agreement.

The total value of software and services invoiced during a particular period is recorded as deferred revenues until recognized. Customers license the right to use Fast ForWord programs and do not acquire or otherwise gain unlimited rights to use the programs.

Revenues from the licensing of our software are recognized as follows: 1) for limited term site licenses revenue is recognized over the life of the license, typically 3 to 12 months; 2) for individual participant licenses revenue is recognized over the average duration of the program’s use, typically 6 weeks; 3) for perpetual licenses with no ongoing support requirement revenue is recognized when the product has been shipped, provided that the fees are fixed or determinable; 4) for perpetual licenses that require ongoing internet based participant tracking services revenue is recognized over the period in which the Company provides such services, typically from 1 to 3 years.

Service revenues are derived from the Company’s conferences and training seminars. Revenues from conferences and seminars are recognized when the event is held.

1. Summary of Significant Accounting Policies (continued)

Advertising

Advertising costs are expensed as incurred. Advertising expense was $61,000, $1,313,000 and $357,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method in accounting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the net amount expected to be realized.

Net Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirement of FAS No. 128, “Earnings per Share” (“FAS 128”). Basic earnings per share have been computed using the weighted-average number of shares outstanding during the period and excludes any dilutive effects of stock options, warrants, and convertible securities. Potentially dilutive securities have been excluded from the computation of diluted net loss per share, as their inclusion would be antidilutive.

If the Company had reported net income, the calculation of diluted earnings per share would have included approximately an additional 36,000, 463,000 and 996,000 common equivalent shares (computed using the treasury stock method) related to the outstanding options and warrants not included above for the years ended December 31, 2001, 2000 and 1999, respectively.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” SFAS No. 141 eliminates the pooling-of interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company is required to adopt SFAS No. 142 effective on January 1, 2002. The Company does not believe the adoption of SFAS Nos. 141 and 142 will have a material effect on its financial statements.

In August 2001, the FASB issued No 143, “Accounting for Assets Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. The Company is required to adopt SFAS No. 143 effective on January 1, 2003, and it does not believe the adoption of SFAS No. 143 will have a material effect on its financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of,” and provides new guidance on the recognition of impairment losses on long-lived assets to be held and used and those assets expected to be disposed of by sale. SFAS No. 144 also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The Company is required to adopt SFAS No 144 effective on January 1, 2002, and it does not believe the adoption of SFAS No. 144 will have a material effect on its financial statements.

1. Summary of Significant Accounting Policies (continued)

Reclassifications

Certain reclassifications have been made to the prior year balances to conform to the current presentation.

2. Restructuring, Lease and Asset Impairment Write Downs

During the year ended December 31, 2001 management approved a plan to restructure operations including consolidating operations to focus on the public school market. In connection with the plan, the Company recorded a restructuring, lease and asset impairment charge of $2.6 million in operating expense. The restructuring resulted in a workforce reduction of approximately 50 employees and a total charge to operations for severance benefits of $456,000. All affected employees had been terminated or notified of their severance benefits as of December 31, 2001. As of December 31, 2001, termination benefits totaling $374,000 had been paid to employees. Along with reducing the number of employees, the Company recorded an asset impairment charge of $361,000 to write down the value of long-lived assets to net realizable value. The write down included the remaining capitalized development cost for Reword™. This program specifically targets the adult market, which is not our focus. As well, we reduced the value of furniture and leasehold improvements related to excess office space.

The Company recorded $1.8 million as a charge to operations in conjunction with excess office space in its current and former corporate office facilities. For our current facility the cost included a portion of the lease liability and brokerage fees reduced by estimated sublease income over the remaining lease term. The estimated cost of excess lease facilities and the estimated value of the sublease were based on market information provided by a commercial real estate brokerage firm and may not represent the actual final lease settlements. At December 31, 2001 accrued liabilities included $1.5 million relating to the excess office space and termination benefits.

The following table sets forth the restructuring activity during the year ended December 31, 2001 (in thousands).

	Charged to restructuring expense	Cash paid	Asset write downs	Accrued restructuring costs at December 31, 2001

Lease impairment costs	$1,791	$(333)	$—	$1,458
Asset write-downs	361	—	(361)	—
Severence	456	(374)	—	82

Total	$2,608	$(707)	$(361)	$1,540

In 2000 the Company implemented a restructuring program, resulting in a charge of $492,000. Under the plan we reduced our workforce by 22 employees and incurred legal costs of $200,000 and asset impairment charges of $164,000. All such amounts had been paid or written off at December 31, 2000.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2001	2000

Prepaid expenses	$732	$1,100
Inventory of product and marketing materials	486	273
Other receivables	70	36

	$1,288	$1,409

40

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2001	2000

Computer equipment	$4,098	$3,646
Office furniture and equipment	1,470	1,071
Leasehold improvements	577	109

	6,145	4,826
Less accumulated depreciation	(3,989)	(2,746)

	$2,156	$2,080

5. Notes Receivable from Officers

Notes receivable from officers were $3,114,000 and zero for the years ended December 31, 2001 and 2000, respectively. The Notes are full recourse loans secured by shares of the Company’s Common Stock owned by the Officers and bear interest at 4.94%. Principal and interest are due December 31, 2005.

6. Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2001	2000

Software development cost	$2,973	$2,081
Less accumulated amortization	(950)	(464)

Software development costs, net	2,023	1,617
Deferred financing cost, net	2,663	—
Other non current assets	511	637

	$5,197	$2,254

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2001	2000

Accrued restructuring costs	$1,540	$—
Accrued vacation	762	553
Accrued commissions and bonus	752	329
Other accrued liabilities	434	391
Employee stock purchase plan	60	204

	$3,548	$1,477

8. Bank Line of Credit

In March 2001, the Company entered into a revolving loan agreement with a bank for an unsecured revolving credit facility in the amount of $15,000,000, expiring October 2002. Borrowings under the loan agreement bear interest at the election of the Company at the rate of Libor plus one percent or the bank’s “Base Rate”. WPV, Inc., an affiliate of Warburg, Pincus Ventures, a significant stockholder of the Company, has provided an unlimited guarantee for the facility. The guarantee expires in March 2004. In consideration of the guarantee the Company granted a security interest in substantially all of the Company’s assets and issued WPV, Inc., a fully

8. Bank Line of Credit (continued)

vested warrant to purchase 1,375,000 shares of common stock of the Company at an exercise price of $8.00. The warrant will expire March 9, 2008. The estimated value of the warrant at the date of issuance was $3.6 million and is being amortized by a charge to interest expense over the three-year term of the guarantee.

In March 2002, we entered into an agreement with the Bank to extend the $15 million line of credit to June 30, 2004. The terms and conditions are substantially the same as the current Credit Agreement.

9. Income Taxes

There has been no provision for U.S. federal, U.S. state or foreign income taxes for any period as the Company has incurred operating losses in all periods and for all jurisdictions.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2001	2000

Deferred tax assets:
Net operating loss carryforwards	$23,164	$15,588
Restructuring reserve	616	—
Capitalized research and development costs	611	629
Deferred revenue	133	1,825
Research credits carryforwards	546	445
Other	954	783

Total deferred tax assets	26,024	19,270
Valuation allowance	(26,024)	(19,270)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $6,754,000 and $7,565,000 during the years ended December 31, 2001 and 2000, respectively.

As of December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $63,400,000, which expire in the years 2011 through 2021. The Company had net operating loss carryforwards for state income tax purposes of approximately $26,500,000 expiring in the years 2003 through 2011.

Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitation provided by the Internal Revenue Code and a similar state provision. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

10. Stockholders’ Equity

Initial Public Offering

In July 1999, the Company issued 2,300,000 shares of common stock in an initial public offering at a price of $16.00 per share. The net proceeds to the Company from that offering were approximately $33.1 million after deducting the underwriters’ discount and offering expenses. In addition, upon completion of the initial public offering, each outstanding share of the Company’s convertible preferred stock was automatically converted into one share of common stock.

Common Stock

At December 31, 2001, the Company had reserved shares of common stock for future issuance as follows:

Stock Options outstanding	1,653,166
Stock Options available for future grants	654,596
Common stock warrants	1,498,888

3,806,650

Stock Split

In May 1999, the Company’s stockholders approved a two-for-three reverse stock split of issued and outstanding common and preferred stock. All common and preferred share prices, and amounts associated with rights, preferences, dividends and privileges in the accompanying financial statements have been retroactively adjusted to reflect the stock split.

Stock Options

The Company’s stock option plans provide for the issuance of incentive stock options (ISO) or nonstatutory stock options (NSO) to eligible participants. The ISOs may be granted at a price per share not less than the fair market value at the date of grant. The NSOs may be granted at a price per share not less than 85% of the fair market value at the date of grant. Certain options previously granted can be exercised prior to vesting, but, if so exercised, these unvested shares are subject to repurchase by the Company. Options and unvested shares granted generally vest over a period of four or five years. Options under the plan have a maximum term of 10 years. In the event option holders cease to be employed by the Company, all unvested options are forfeited and all vested options may be exercised within a 90-day period after termination. The 90-day exercise period is sometimes extended by agreement with the optionee, which could result in modification charges to operations. The Company also has the right to repurchase at the original purchase price any unvested (but issued) shares if the holder is no longer employed by the Company. At December 31, 2001 there were no outstanding shares subject to such repurchase. At December 31, 2000, there were 6,181 outstanding shares subject to such repurchase.

In May 1999, the Company’s stockholders approved the 1999 Equity Incentive Plan, which amends and restates the Company’s existing stock option plan. There are 3,292,666 shares of common stock authorized for issuance under the plan, including shares originally authorized under predecessor plans and shares added to the plan in 2000.

In May 1999, the Company’s stockholders approved the 1999 Non-Employee Directors’ Stock Option Plan and reserved an aggregate of 75,000 shares of common stock for grants of stock options under the plan.

10. Stockholders’ Equity (continued)

A summary of the Company’s stock option activity under the plans is as follows:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price Per Share

Outstanding at December 31, 1998	1,187,956	$1.54
Granted	814,587	12.65
Exercised	(179,258)	0.59
Canceled	(142,718)	5.35

Outstanding at December 31, 1999	1,680,567	6.72
Granted	932,652	12.40
Exercised	(734,955)	.97
Canceled	(259,990)	14.30

Outstanding at December 31, 2000	1,618,274	11.34
Granted	438,826	3.62
Exercised	(7,395)	3.91
Canceled	(396,539)	10.73

Outstanding at December 31, 2001	1,653,166	9.47

Exercisable	692,775	$10.90

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2001:

	Outstanding			Vested and Exercisable

Price Range	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price Per Share

$ 0.2600 – $ 6.0000	611,984	$4.02	7.95	204,069	$4.45
$ 6.0313 – $ 6.1250	325,782	$6.11	8.71	96,929	$6.11
$ 6.2500 – $ 11.2500	348,620	$10.59	6.87	209,299	$10.92
$ 14.0000 – $ 17.7500	255,575	$16.66	7.91	129,718	$16.68
$ 18.5000 – $ 39.8750	111,205	$29.33	7.29	52,760	$30.35

	1,653,166			692,775

The Company recorded deferred compensation of $278,000 during the year ended December 31, 1999, representing the difference between the exercise price and the deemed fair value of certain of the Company’s stock options granted to employees. The amount is being amortized by charges to operations over the vesting periods of the individual stock options using a graded method. Such amortization amounted to $72,000, $429,000, and $776,000, for the years ended December 31, 2001, 2000, and 1999, respectively. Deferred compensation has now been fully amortized to operating expense. No deferred compensation was recorded in the years ended December 31, 2001 or 2000.

Common Stock Warrants

In 2001 the Company issued a fully vested non-forfeitable warrant to purchase 1,375,000 shares of common stock of the Company at an exercise price of $8.00. The warrant was issued to WPV, Inc., an affiliate of a significant stockholder of the Company, in connection with the guaranty of a line of credit to the Company. The warrant will expire in 2008. The estimated value of the warrant at the date of issuance was $3.6 million. The value of the warrant was determined using the Black-Scholes model with the following assumptions: a share price of $3.88, volatility of .85, a risk-free internet rate of 4.94%, no dividend yield and an expected life of seven years.

In 1999 the Company issued a fully vested warrant to purchase 7,222 shares of Series D Preferred Stock of the Company at an exercise price of $7.50. The warrant was issued to the placement agent in the Series D Preferred Stock offering and was converted to an equivalent number of common stock on completion of the initial public offering. The warrant will expire in 2004.

In 1998 the Company issued warrants to purchase 116,666 shares of common stock at $9.00 per share. The warrants were issued to a significant stockholder of the Company in connection with loans and loan guarantees to the Company. The warrants expire in 2003. The Company estimated the fair value of the warrants to be $780,000, which was amortized by charges to interest expense during the year ended December 31, 1998.

Pro Forma Disclosures of the Effect of Stock-Based Compensation

Pro forma information regarding results of operations and net loss per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for these options was estimated at the date of grant using the minimum value method with the following weighted-average assumptions: a risk-free interest rate of 4.5%, 5.8%, and 6.0%, for the years ended December 31, 2001, 2000, and 1999, respectively, no dividend yield, and a weighted-average expected life of the option of five years.

The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the minimum value method of FAS 123, the Company’s net loss and pro forma basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

	Year ended December 31,
	2001	2000	1999
Pro forma net loss (in thousands)	$(22,275)	$(23,044)	$(14,824)

Pro forma basic and diluted net loss per share	$(1.89)	$(2.07)	$(2.36)

45

10. Stockholders’ Equity (continued)

The weighted-average fair value of options granted, which is the value assigned to the options under FAS 123, was $2.51, $10.70, and $8.58 for options granted during the years ended December 31, 2001, 2000 and 1999, respectively.

1999 Employee Stock Purchase Plan

In May 1999 the stockholders approved the 1999 Employee Stock Purchase Plan, which became effective upon the completion of the initial public offering of the Company’s common stock. The Company has reserved a total of 350,000 shares of common stock for issuance under the plan. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable one-year offering period or the last day of the applicable six-month purchase period. The Company issued 131,844 and 94,240 shares of common stock under the plan during the years ended December 31, 2001 and 2000, respectively. At December 31, 2001, 123,916 shares were available for issuance under the Plan.

11. Commitments

Leases

The Company leases its corporate office facilities under a non-cancelable operating lease with a term of eight years. As well, the Company has an ongoing lease obligation through September 2002, for space in its former office facility. Future minimum payments under both leases as of December 31, 2001 are as follows (in thousands):

2002	$2,683
2003	2,091
2004	2,210
2005	2,317
2006 and thereafter	8,205

Total minimum lease payments	$17,506

During the year ended December 31, 2001 the Company signed a sublease agreement for approximately 20% of the space at its current corporate office facility. Under the sublease agreement the Company will receive $400,000 and $240,000 for the years ended December 31, 2002 and 2003, respectively.

Rent expense under all operating leases was $2,000,000, $1,022,000 and $1,068,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

11. Commitments (continued)

Under the agreement, additional royalties and milestone payments are payable to the university based upon revenues from products using the licensed technology. Royalty and milestone expenses were $635,000, $870,000, and $612,000 for the years ended December 31, 2001, 2000, and 1999, respectively, and are included in cost of revenues.

If the Company loses or is unable to maintain the license agreement during the term of the underlying patents, it would materially harm its business. It could delay or prevent the introduction of new products and would likely require the recall of most of the Company’s products from the market. Even if the Company could identify and license or develop non-infringing equivalent technology, which is far from certain, the cost and delays from such a changeover in the Company’s base technology would cause material harm to the Company’s business. The University may terminate the license agreement if the Company fails to perform or violates its terms without curing the violation within 60 days of receiving written notice of the violation.

12. Employee Retirement and Benefit Plan

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The Company does not match contributions by plan participants.

13. Interim financial information (unaudited)

Quarterly financial data (in thousands)

	2001

	Quarter ended, March 31	Quarter ended, June 30	Quarter ended, September 30	Quarter ended, December 31	Total

Net sales	$3,206	$5,016	$5,594	$4,073	$17,889

Gross Profit	2,424	3,862	4,322	3,196	13,804

Net Loss	(5,557)	(5,330)	(4,058)	(4,330)	(19,275)
Net Loss per share
(basic and diluted)	(.49)	(.47)	(.35)	(.34)	(1.64)

	2000

	Quarter ended, March 31	Quarter ended, June 30	Quarter ended, September 30	Quarter ended, December 31	Total

Net sales	$3,431	$3,706	$4,487	$3,637	$15,261

Gross Profit	2,686	2,643	3,531	2,844	11,704

Net Loss	(4,818)	(6,301)	(4,162)	(4,835)	(20,116)
Net Loss per share
(basic and diluted)	(.45)	(.56)	(.37)	(.43)	(1.80)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable. 47

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

The information required by this item with respect to our executive officers is contained in Part I “Executive Officers”.

Information respecting our directors is set forth under the caption “Election of Directors” in our Proxy Statement relating to our 2002 Annual Meeting of Stockholders and is incorporated by reference into this Form 10-K Report. The Proxy Statement will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Proxy Statement is not being filed as a part hereof.

Information respecting compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is set forth under the captions “Executive Compensation”, “Stock Option Grants and Exercises”, “Aggregated Option Exercises in 2001 and Year-end Option Values” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is set forth under the captions “Employment Agreements” and “Certain Transactions” in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report.

(1)	Financial Statements
Independent Auditor’s Report
Balance Sheet – December 31, 2001 and 2000
Statement of Operations – Years Ended December 31, 2001, 2000 and 1999
Statements of Redeemable Convertible Preferred Stock and
   Stockholders’ Equity (Deficit) – Years Ended December 31, 2001, 2000 and 1999
Statement of Cash Flows – Years Ended December 31, 2001, 2000 and 1999
Notes to the Financial Statements

(2)	Financial Statement Schedules

As required under Item 8, Financial Statements and Supplementary Data, the financial statement schedule of the Company is provided in this separate section. The financial statement schedule included in this section is as follows:

Schedule II –Valuation and Qualifying Accounts (in thousands)

Valuation and Qualifying Accounts which are deducted in the Balance Sheet from the assets to which they apply:

Allowance for Doubtful Accounts Years ended December 31:

	Opening Balance	Charges to Operating Expenses	Charges to Allowance (1)	Deductions	Closing Balance

2001	$241	$130	$239	$(362)	$248
2000	$271	$37	$159	$(226)	$241
1999	$33	$40	$198	$—	$271

(3)	Exhibits

Exhibit No.	Description of Document
3.3(1)	Restated Certificate of Incorporation.
3.4(1)	Amended and Restated Bylaws.
4.1(1)	Reference is made to Exhibits 3.3 and 3.4.
4.2(2)	Amended and Restated Registration Rights Agreement, dated as of December 31, 1998.
4.3(1)	Specimen Stock Certificate.
4.4(3)	Amendment No. 1 by and among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., effective as of March 9, 2001 to Amended and Restated Registration Rights Agreement entered into as of December 30, 1998
4.5(12)	Amendment No. 2 By and Among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., Effective as of November 30, 2001 to Amended and Restated Registration Rights Agreement Entered Into as of December 30, 1998
10.1(1)	Form of Indemnity Agreement with each of our directors and executive officers.

_____________
(1)	The Company invoiced certain customers whose accounts were deemed potentially uncollectible. As such, the accounts were entirely reserved for and no amounts were recognized as revenue.

10.2(4)	1999 Equity Incentive Plan, as amended.
10.3(5)	Form of Stock Option Agreement under the Incentive Plan.
10.4(5)	Form of Stock Option Grant Notice under the Incentive Plan.
10.5(1)	1999 Non-Employee Directors’Stock Option Plan.
10.6(1)	Form of Nonstatutory Stock Option Agreement under the Non-Employee Directors’Stock Option Plan (Initial Grant).
10.7(1)	Form of Nonstatutory Stock Option Agreement under the Non-Employee Directors’Stock Option Plan (Annual Grant).
10.8(1)	1999 Employee Stock Purchase Plan.
10.9(1)	Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan.
10.10(1)	Consulting Agreement, dated as of September 20, 1996, with Dr. Michael M. Merzenich, as modified on January 19, 1998.
10.11(1)	Consulting Agreement, dated as of September 19, 1996, with Dr. Paula A. Tallal, as modified on January 22, 1998.
10.12	Letter agreements dated as of December 12, 2001, extending the Consulting Agreements filed as Exhibits 10.10 and 10.11
10.13(1)†	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California.
10.14(1)	Lease Agreement, dated as of July 31, 1997, with GBC-University Associates, L.P.
10.15(1)	Securities Purchase Agreement, dated September 24, 1996, with Warburg, Pincus Ventures, L.P.
10.16(4)	Lease, dated as of March 20, 2000, with Rotunda Partners II.
10.17(6)	First Amendment and Second Amendment to Lease dated as of March 20, 2000, with Rotunda Partners II.
10.18(7)	Revolving Loan Agreement dated as of March 9, 2001 by and between Scientific Learning Corporation and Fleet National Bank
10.19(8)	Agreement to Issue Warrant and Grant of Security Interest dated as of March 9, 2001 by and between Scientific Learning Corporation and WPV, Inc
10.20(9)	Warrant to Purchase 1,375,000 Shares of Common Stock of Scientific Learning Corporation
10.21(10)	Loan agreements, promissory notes and pledge agreements with each of Sheryle Bolton, Frank Mattson, Steve Miller, and James Mills
10.22(11)	Stock Purchase Agreement dated November 9, 2001 between Scientific Learning Corporation and Warburg Pincus Ventures, L.P.
10.23	Letter Agreement dated March 12, 2002 between the Company and Sheryle Bolton.
10.24	First Amendment Agreement, dated March 26, 2002, between the Company and Fleet National Bank amending the agreement filed as Exhibit 10.18.
10.25	2002 Management Incentive Plan.
23.1	Consent of Ernst &Young LLP, Independent Auditors
(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-77133).
(2)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 1999 (SEC File No. 000-24547).
(3)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 8-K on March 12,2001 (SEC File No. 000-24547).
(4)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 000-24547).
(5)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 000-24547).
(6)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30,2001 (SEC File No. 000-24547).
(7)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on March 12,2001 (SEC File No. 000-24547).
(8)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on March 12,2001 (SEC File No. 000-24547).

(9)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on March 12,2001 (SEC File No. 000-24547).
(10)	Incorporated by reference to Exhibit 10.20 previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 000-24547).
(11)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-24547).
(12)	Incorporated by reference to Exhibit 4.4 previously filed with the Company’s Form 8-K on December 7,2001 (SEC File No. 000-24547).

†	Certain portions of this exhibit have been omitted based upon our request for confidential treatment for portions of the referenced exhibit.

(b)	The Company filed a report on Form 8-K, dated December 7, 2001, furnishing under Item 5 information with respect to the purchase of stock in the Company by Warburg Pincus Ventures, pursuant to a Stock Purchase Agreement dated November 9, 2001 and including a pro forma balance sheet showing the effect of that purchase as of September 30, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC LEARNING CORPORATION By /s/ Sheryle J. Bolton —————————————— Sheryle J. Bolton Chief Executive Officer	March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Sheryle J. Bolton ———————————— Sheryle J. Bolton	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2002

/s/ Jane A. Freeman ———————————— Jane A. Freeman	Chief Financial Officer, Vice President Finance and Treasurer (Principal Financial and Accounting Officer)	March 29, 2002

/s/ Dr. Michael M. Merzenich ———————————— Dr. Michael M. Merzenich	Chief Scientific Officer and Director	March 29, 2002

/s/ Dr. Paula A. Tallal ———————————— Dr. Paula A. Tallal	Director	March 29, 2002

/s/ Carleton A. Holstrom ———————————— Carleton A. Holstrom	Director	March 29, 2002

/s/ Rodman W. Moorhead, III ———————————— Rodman W. Moorhead, III	Director	March 29, 2002

/s/ Ajit Dalvi ———————————— Ajit Dalvi	Director	March 29, 2002

/s/ Dr. Joseph Martin ———————————— Dr. Joseph Martin	Director	March 29, 2002

EXHIBIT INDEX

Exhibit No.	Description of Document
3.3(1)	Restated Certificate of Incorporation.
3.4(1)	Amended and Restated Bylaws.
4.1(1)	Reference is made to Exhibits 3.3 and 3.4.
4.2(2)	Amended and Restated Registration Rights Agreement, dated as of December 31, 1998.
4.3(1)	Specimen Stock Certificate.
4.4(3)	Amendment No. 1 by and among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., effective as of March 9, 2001 to Amended and Restated Registration Rights Agreement entered into as of December 30, 1998
4.5(12)	Amendment No. 2 By and Among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., Effective as of November 30, 2001 to Amended and Restated Registration Rights Agreement Entered Into as of December 30, 1998
10.1(1)	Form of Indemnity Agreement with each of our directors and executive officers.
10.2(4)	1999 Equity Incentive Plan, as amended.
10.3(5)	Form of Stock Option Agreement under the Incentive Plan.
10.4(5)	Form of Stock Option Grant Notice under the Incentive Plan.
10.5(1)	1999 Non-Employee Directors’Stock Option Plan.
10.6(1)	Form of Nonstatutory Stock Option Agreement under the Non-Employee Directors’Stock Option Plan (Initial Grant).
10.7(1)	Form of Nonstatutory Stock Option Agreement under the Non-Employee Directors’Stock Option Plan (Annual Grant).
10.8(1)	1999 Employee Stock Purchase Plan.
10.9(1)	Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan.
10.10(1)	Consulting Agreement, dated as of September 20, 1996, with Dr. Michael M. Merzenich, as modified on January 19, 1998.
10.11(1)	Consulting Agreement, dated as of September 19, 1996, with Dr. Paula A. Tallal, as modified on January 22, 1998.
10.12	Letter agreements dated as of December 12, 2001, extending the Consulting Agreements filed as Exhibits 10.10 and 10.11
10.13(1)†	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California.
10.14(1)	Lease Agreement, dated as of July 31, 1997, with GBC-University Associates, L.P.
10.15(1)	Securities Purchase Agreement, dated September 24, 1996, with Warburg, Pincus Ventures, L.P.
10.16(4)	Lease, dated as of March 20, 2000, with Rotunda Partners II.
10.17(6)	First Amendment and Second Amendment to Lease dated as of March 20, 2000, with Rotunda Partners II.
10.18(7)	Revolving Loan Agreement dated as of March 9, 2001 by and between Scientific Learning Corporation and Fleet National Bank
10.19(8)	Agreement to Issue Warrant and Grant of Security Interest dated as of March 9, 2001 by and between Scientific Learning Corporation and WPV, Inc
10.20(9)	Warrant to Purchase 1,375,000 Shares of Common Stock of Scientific Learning Corporation
10.21(10)	Loan agreements, promissory notes and pledge agreements with each of Sheryle Bolton, Frank Mattson, Steve Miller, and James Mills
10.22(11)	Stock Purchase Agreement dated November 9, 2001 between Scientific Learning Corporation and Warburg Pincus Ventures, L.P.
10.23	Letter Agreement dated March 12, 2002 between the Company and Sheryle Bolton.
10.24	First Amendment Agreement, dated March 26, 2002 between the Company and Fleet National Bank amending the agreement filed as Exhibit 10.18.
10.25	2002 Management Incentive Plan.
23.1	Consent of Ernst &Young LLP, Independent Auditors
(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-77133).

(2)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 1999 (SEC File No. 000-24547).
(3)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 8-K on March 12,2001 (SEC File No. 000-24547).
(4)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 000-24547).
(5)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 000-24547).
(6)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30,2001 (SEC File No. 000-24547).
(7)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on March 12,2001 (SEC File No. 000-24547).
(8)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on March 12,2001 (SEC File No. 000-24547).
(9)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on March 12,2001 (SEC File No. 000-24547).
(10)	Incorporated by reference to Exhibit 10.20 previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 000-24547).
(11)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-24547).
(12)	Incorporated by reference to Exhibit 4.4 previously filed with the Company’s Form 8-K on December 7,2001 (SEC File No. 000-24547).

†	Certain portions of this exhibit have been omitted based upon our request for confidential treatment for portions of the referenced exhibit.

