Form 10-Q
period 2002-03-31
SCIENTIFIC LEARNING CORP
filed 2002-05-15
CIK 1042173

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002 OR

|_|	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File number # 000-24547

Scientific Learning Corporation (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3234458 (I.R.S. Employer Identification No.)

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

Yes |X|      No |_|

     The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding at April 30, 2002 was 15,582,970.

SCIENTIFIC LEARNING CORPORATION

INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

		PAGE
PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited except for December 31,2001):

	Condensed Balance Sheets as of March 31, 2002 and December 31, 2001	3

	Condensed Statement of Operations for the Three Months
	Ended March 31, 2002 and 2001	4

	Condensed Statement of Cash Flows for the Three Months
	Ended March 31, 2002 and 2001	5

	Notes to Condensed Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	8

Item 3	Quantitative and Qualitative Disclosures about Market Risk	13

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	13

Item 2	Changes in Securities and Use of Proceeds	13

Item 3	Defaults Upon Senior Securities	13

Item 4	Submission of Matters to a Vote of Security Holders	13

Item 5	Other Information	13

Item 6	Exhibits and Reports on Form 8-K	14

	Signature	16

2

SCIENTIFIC LEARNING CORPORATION CONDENSED BALANCE SHEETS (In thousands)

	March 31, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 3,144	$ 4,610
Investments in government securities	—	1,169
Accounts receivable, net	4,193	5,754
Prepaid expenses and other current assets	1,333	1,288

Total current assets	8,670	12,821

Property and equipment, net	1,877	2,156
Loans to officers	3,114	3,114
Other assets	4,870	5,197

TOTAL ASSETS	$ 18,531	$ 23,288

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 379	$ 444
Accrued liabilities	2,741	3,548
Deferred revenue	7,400	7,598

Total current liabilities	10,520	11,590

Borrowings under bank line of credit	10,000	10,000
Other liabilities	353	287

Total liabilities	20,873	21,877

Stockholders’ equity (deficit):
Common stock	73,301	73,192
Accumulated deficit	(75,643)	(71,781)

Total stockholders’ equity (deficit)	(2,342)	1,411

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 18,531	$ 23,288

See accompanying notes to condensed financial statements. 3

SCIENTIFIC LEARNING CORPORATION CONDENSED STATEMENTS OF OPERATIONS (In thousands, except share and per share amounts) Unaudited

	Three months ended March 31,
	2002	2001

Revenues:

Program revenues	$ 2,832	$ 2,817
Service revenues	352	389

Total revenues	3,184	3,206

Cost of sales:

Cost of programs	440	480
Cost of services	233	302

Total cost of sales	673	782

Gross profit	2,511	2,424

Operating expenses:

Sales and marketing	3,727	5,358
Research and development	815	938
General and administrative	1,266	1,725
Restructuring charges	233	—

Total operating expenses	6,041	8,021

Operating loss	(3,530)	(5,597)

Interest (expense) income, net	(332)	40

Net loss	$ (3,862)	$ (5,557)

Basic and diluted net loss per share	$ (0.25)	$ (0.49)

Shares used in computing basic and diluted net loss per share	15,512,142	11,346,691

See accompanying notes to condensed financial statements. 4

SCIENTIFIC LEARNING CORPORATION CONDENSED STATEMENTS OF CASH FLOWS (In thousands) Unaudited

	Three months ended March 31,
	2002	2001

Operating Activities:
Net loss	$(3,862)	$(5,557)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	364	341
Amortization of deferred compensation	—	43
Amortization of deferred financing costs	304	72
Changes in operating assets and liabilities:
Accounts receivable	1,562	871
Prepaid expenses and other current assets	(45)	(662)
Accounts payable	(64)	148
Accrued liabilities	(807)	50
Deferred revenues	(199)	(1,167)
Other liabilities	66	(18)

Net cash used in operating activities	(2,681)	(5,879)

Investing Activities:
Sale of government securities	1,168	5,303
Purchases of property and equipment, net	(24)	(1,085)
Increase in other assets	(38)	(462)

Net cash provided by investing activities	1,106	3,756

Financing Activities:
Proceeds from issuance of common stock	109	316
Borrowings under bank line of credit	2,000	2,000
Repayments on borrowings under bank line of credit	(2,000)	—

Net cash provided by financing activities	109	2,316

(Decrease) increase in cash and cash equivalents	(1,466)	193

Cash and cash equivalents at beginning of the period	4,610	818

Cash and cash equivalents at end of the period	$ 3,144	$ 1,011

Supplemental disclosure:
Interest Paid	$ 92	$ 4

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock warrants in connection with guarantee
of line of credit	$ —	$ 3,465

See accompanying notes to condensed financial statements. 5

Notes To Condensed Financial Statements

1. Summary of Significant Accounting Policies

Description of Business

Scientific Learning Corporation (the “Company”) was incorporated on November 30, 1995 in the State of California and was reincorporated on May 2, 1997 in the State of Delaware. The Company commenced operations in February 1996. The Company’s proprietary Fast ForWord ®software is designed to improve language and reading skills. The Company markets and sells the Fast ForWord programs and other education products primarily to public and private schools, and through speech and language professionals in private practice. The Company also offers training, professional development and support services to our customers.

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

Interim Financial Information

The interim financial information as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 is unaudited but includes all adjustments (consisting of normal recurring adjustments and accruals), which the Company considers necessary for a fair presentation of its financial position at such date and its results of operations and cash flows for those periods.

These condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

Operating results for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for any future periods.

Revenue Recognition

The Company derives revenue from the sale of licenses to its software and from service fees. Software license revenue is recognized in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition,” (SOP 97-2) as amended by Statement of Position 98-9. SOP 97-2 provides specific industry guidance and four basic criteria, which must be met to recognize revenue. These are: 1.) persuasive evidence of an arrangement; 2.) delivery of the product; 3.) a fixed and determinable fee; 4.) the probability that the fee will be collected. The SOP further stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on vendor specific objective evidence of the relative fair value of the elements. The Company’s revenue recognition policy is also based on the Securities and Exchange Commission’s Staff Accounting Bulletin 101 (SAB 101) that requires companies who provide an ongoing service to recognize revenue over the term of the services agreement.

The total value of software and services invoiced during a particular period is recorded as deferred revenues until recognized. Customers license the right to use Fast ForWord programs during the term of the license, but do not acquire unlimited rights to the programs.

Revenues from the licensing of software are recognized as follows: 1) for limited term site licenses revenue is recognized over the life of the license, typically 3 to 12 months; 2) for individual participant licenses revenue is recognized over the average duration of the program’s use, typically 6 weeks; 3) for perpetual licenses with no ongoing support requirement revenue is recognized when the product has been shipped, provided that the fees are fixed or determinable; and 4) for perpetual licenses that require ongoing internet based participant tracking services revenue is recognized over the period in which the Company provides such services, typically from 1 to 3 years.

Service revenues are derived from the Company’s conferences and training seminars. Revenues from conferences and seminars are recognized when the event is held.

Other Assets

Other assets consist of the following (in thousands):

	March 31, 2002	December 31, 2001
Software development cost	$ 2,973	$ 2,973
Less accumulated amortization	(1,012)	(950)

Software development costs, net	1,961	2,023
Deferred financing cost, net	2,359	2,663
Other non current assets	550	511

	$ 4,870	$ 5,197

Restructuring

During the quarter ended March 31, 2002 management approved a plan to restructure operations by reducing the workforce while continuing to focus on the public school market. In connection with the plan, the Company recorded a restructuring charge of $233,000 in operating expense. The restructuring resulted in a workforce reduction of approximately 25 employees. All affected employees had been terminated or notified of their severance benefits as of March 31, 2002. For the quarter ended March 31, 2002, termination benefits totaling $223,000 were paid to employees terminated in this quarter and in 2001.

The following table sets forth the restructuring activity during the quarter ended March 31, 2002 (in thousands).

	Accrued restructuring costs, Beginning of Period	Restructuring Charges	Cash paid	Accrued restructuring costs, End of Period

Lease obligation	$ 1,458	$ —	$ (327)	$ 1,131
Severance benefits	82	233	(223)	92

Total	$ 1,540	$ 233	$ (550)	$ 1,223

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

If the Company had reported net income, the calculation of diluted earnings per share would have included approximately an additional 19,000 and 54,000 common equivalent shares (computed using the treasury stock method) related to the outstanding options and warrants for the quarter ended March 31, 2002 and March 31, 2001, respectively.

2. Comprehensive Loss

The Company has no items of other comprehensive income (loss), and accordingly the comprehensive loss is the same as the net loss for all periods reported.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Management’s Discussion and Analysis contains forward-looking statements that are subject to the safe harbor created by Section 27A of the federal securities law. Such statements include, among others, statements relating to trends in revenue, sales, margins and expenses, and the drivers behind those trends; trends in market channels; and projected levels of liquidity and capital resources. Numerous risks and uncertainties could cause actual results to differ materially. These risks and uncertainties include the factors discussed and referred to below under the heading “Factors That May Affect Quarterly Results of Operations and Stock Price.” All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

     The following should be read in conjunction with the audited financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

     We develop, market and sell proprietary training software and other educational products and services. Our programs and services are based on research on how the brain works and learns. Language and reading skills are the foundation for all learning, and we have developed products to help children, adolescents and adults learn how to read or become better readers. Our language and reading programs, the Fast ForWord® family, are intensive, computer-based training programs that focus on improving critical language and reading skills. These training programs are based on scientific research and have been extensively field-tested. Our initial training program, Fast ForWord Language™ focuses on oral language comprehension and other skills critical to learning how to read or becoming a better reader. Fast ForWord Language to Reading™ trains critical reading skills as well as providing additional training on the language comprehension skills addressed in Fast ForWord Language. Fast ForWord Reading ™ is designed to rapidly and systematically build reading skills, focusing on the skills that correlate directly to school curriculum standards. Fast ForWord Middle and High School ™ uses a graphical user interface designed for middle and high school students to train language comprehension and critical reading skills. We also sell Reading Edge™, a language and reading assessment product, Fast ForWord Basics™ software and storybooks, and CrossTrain professional development software. Our BrainConnection.com Website provides easily accessible information on brain research and its application to learning and everyday life as well as professional development courses. It reaches its audience both through its Website and BrainConnection.com conferences.

     We offer professional development to educators, speech and language professionals and other professionals. They can learn about recent developments in brain research and their application to education and the practical application of our programs, in some cases earning continuing education credits. We also provide technical support services to our customers on the telephone, through the Internet and in some cases on-site.

     Our primary market is U.S. public schools. We address this market primarily through a direct sales force. We also sell through other distribution channels including referrals from speech and language professionals in private practice, a limited number of independent sales representatives in the public school and adult education markets and, to a very minor extent, direct-to-consumer channels including through our Websites.

     Nearly 150,000 students are enrolled in or have used our Fast ForWord language and reading programs. We have sold our programs and services to almost 1,500 school districts in the United States. For the quarter ended March 31, 2002, sales to public schools represented approximately 83% of total sales compared to 71% for the same quarter in 2001. Our programs and services are sold both individually and in various combinations designed to suit the needs of our customers.

     As of March 31, 2002 we had 120 full time employees.

Results of Operations

     The following table sets forth, for the periods indicated, various financial data expressed as a percentage of revenues (unless otherwise noted).

	Three months ended March 31,
	2002	2001

Revenues:
Programs	89%	88%
Services	11	12

Total revenues	100	100
Cost of revenues:
Programs(1)	16	17
Services(2)	66	78

Total cost of revenues	21	24

Gross margin	79	76
Operating expenses
Sales and marketing	117	167
Research and development	26	30
General and administrative	40	54
Restructuring charges	7	0

Total operating expenses	190	251

Operating loss	(111)	(175)

Interest expense (income), net	(10)	1

Net loss	(121)%	(174)%

(1)	Program costs are expressed as a percentage of program revenues.

(2)	Service costs are expressed as a percentage of service revenues.

Three months ended March 31, 2002 compared to three months ended March 31, 2001

     Revenues.Total revenues for the quarter ended March 31, 2002 were $3.2 million, approximately equal to revenue for the same quarter last year. Both program revenues and service revenues for the quarter ended March 31 were also relatively unchanged from the same period last year, at $2.8 million and $0.3 million, respectively. Public school revenues were 80% of total revenues in the quarter ended March 31, 2002 compared to 79% in the first quarter of 2001. Revenues from the private channel were 19% of total revenues for the quarter ended March 31, 2002 compared to 21% for the same period last year.

     Sales (bookings) increased by 48% to $3.1 million for the quarter, compared to $2.1 million for the same quarter last year. In the public school channel sales increased by 67% to $2.5 million compared to $1.5 million in the first quarter of 2001. This represented 83% of sales in the first quarter of 2002 compared to 71% in the first quarter of 2001. During the quarter, the company sold 84 site license packages to public schools. The average sale per school increased in the first quarter of 2002 due to the higher average price of perpetual licenses, which were not a significant portion of our sales in the same period of 2001. Sales to the private channel were down 17% compared to the first quarter of 2001. Although some revenue from first quarter sales was recognized in the quarter ended March 31, 2002, the majority will be recognized in future quarters.

     Cost of Revenues. Total cost of revenues decreased by $109,000 or 14%, to $673,000 for the quarter ended March 31, 2002 compared to the same period in 2001. As a percentage of revenues, cost of revenues decreased to 21% in the first quarter of 2002 from 24% for the quarter ended March 31, 2001. Cost of program revenues decreased to 16% in the first quarter of 2002 from 17% for the same period in 2001, due to slightly lower royalty costs. Cost of service revenues decreased to 66% of service revenues in the first quarter of 2002 down from 78% for the same period in 2001. In 2002, we are primarily using per diem consultants rather than full time employees to provide training services and we continue to combine individual school training seminars within a district.

     Sales and Marketing Expenses. Sales and marketing expenses decreased $1.6 million, or 30%, to $3.7 million for the quarter ended March 31, 2002 compared to the same period of 2001. The decrease is primarily attributable to a decrease in personnel in the marketing department, as well as lower spending on trade shows and marketing materials.

     Research and Development Expenses. Research and development expenses decreased $123,000, or 13%, to $815,000 for the quarter ended March 31, 2002 compared to the same period in 2001. For the quarter ended March 31, 2002 no research and development cost were capitalized, as technological feasibility has not been established on products under development. For the same period of 2001 we capitalized $535,000. The decrease in research and development expenses was due to a reduction in research and development staff as we decrease our spending on activities other than improving our core products.

     General and Administrative Expenses. General and administrative expenses decreased $459,000, or 27%, to $1.3 million for the quarter ended March 31, 2002 compared to the same period in 2001. The decrease was mostly attributable to decreases in personnel and legal costs.

     Restructuring charges During the quarter ended March 31, 2002 management approved a plan to restructure operations by reducing the workforce while continuing to focus on the public school market. In connection with the plan, the Company recorded a restructuring charge of $233,000 in operating expense. The restructuring resulted in a workforce reduction of approximately 25 employees. All affected employees had been terminated or notified of their severance benefits as of March 31, 2002. For the quarter ended March 31, 2002, termination benefits totaling $223,000 were paid to employees terminated in this quarter and in 2001.

     Provision for Income Taxes. We recorded no provision for income taxes in the quarters ended March 31, 2002 and March 31, 2001 as we incurred losses during such periods.

FACTORS THAT MAY AFFECT QUARTERLY RESULTS OF OPERATIONS AND STOCK PRICE

     Our quarterly operating results have varied significantly in the past and are expected to fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. Factors that may affect our quarterly operating results include those discussed in this quarterly report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2001, under the heading “Business –Risk Factors”and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”and as disclosed in other documents filed with the Securities and Exchange Commission. Significant fluctuations in future quarterly operating results may be caused by many factors including, among others:

•	the demand for technology-based education programs and for reading intervention products;

•	the extent to which our products meet the requirements applicable to available sources of education funding and the general availability of funding for public schools, particularly in light of possibly reduced levels of tax revenues due to the economic slowdown;

•	the long and somewhat unpredictable sales cycle of our products;

•	the extent of educators’ reliance on standards and test scores;

•	the size and timing of product orders and implementation;

•	our ability to continue to demonstrate the efficacy of our programs, products and services, as required by evolving federal and state standards;

•	general economic and market conditions and specifically the political, economic and social uncertainties following the attacks of September 11, 2001;

•	the revenue mix among our programs, products and services;

•	the timely development, introduction and market acceptance of our existing and future products, if any;

•	the effectiveness of the pricing, marketing and sales strategies for our programs, products and services and the programs, products and services of our competitors;

•	seasonality in product purchase and usage;

•	competitive conditions;

•	our ability to attract and retain experienced personnel;

•	public school calendars and budget cycles;

•	our ability to protect and maintain our intellectual property rights; and

•	the type, extent and quantity of training we provide to educators, speech and language professionals and other professionals.

     We have limited visibility on our future revenues, and we cannot assure you that we will be able to predict our future revenues accurately. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of revenues in relation to our expectations could cause significant fluctuations in quarterly operating results, which would have an adverse effect on our business, financial condition, and results of operations.

     Demand for our programs and services is subject to various seasonal influences, which vary depending on the distribution channel. Historically in the public school market, our sales in the first quarter have tended to be particularly slow, as have third quarter sales. Demand has tended to pick up in the second and fourth quarters, due in part to school budget cycles. The school calendar also affects start dates and hence the timing of revenues. Because of the intensive nature of our training programs, demand for our programs from speech and language professionals in private practice tends to be lower during the school year than in the summer. However, we do not have sufficient operating experience in our various distribution channels to predict the overall effect of various seasonal factors and their effect on future quarterly operating results.

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

     Our common stock will be delisted from the Nasdaq National Market if we are not successful in our appeal to a Nasdaq Listing Qualifications Panel. Our common stock trades on the Nasdaq National Market, which has certain compliance requirements for continued listing of common stock. On May 14, 2002, we received a letter from The Nasdaq Stock Market notifying us that our common stock is subject to delisting from the Nasdaq National Market because we fail to comply with the net tangible assets requirement or, in the alternative, the stockholders’ equity requirement for continued listing. We plan to request a hearing before a Nasdaq Listing Qualifications Panel to review the decision that our common stock is subject to delisting, which request will stay the delisting of our common stock pending the Panel’s decision. Our ability to maintain our common stock listing on The Nasdaq National Market or to transfer that listing to The Nasdaq SmallCap Market will depend on our success in persuading Nasdaq of our ability to achieve and sustain compliance with the listing requirements of the applicable market, as well as on our actual ability to do so. There can be no assurance that the Panel will grant our request for continued listing on The Nasdaq National Market following its review or that it will allow us to transfer the listing of our common stock to The Nasdaq SmallCap Market. Delisting of our common stock from the Nasdaq National Market would be likely to reduce the liquidity of any investment in our common stock and to have a material adverse effect on the price of our common stock. Delisting would reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they could have done in the past. This lack of liquidity may make it more difficult for us to raise capital in the future. Although we are working to comply with the continued listing requirements of either the Nasdaq National Market or the Nasdaq SmallCap Market, there can be no assurance that we will be able to persuade Nasdaq of our ability to achieve and sustain such listing requirements or that, even if we are able to satisfy the requirements, Nasdaq would terminate delisting procedures.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended March 31,
(dollars in thousands)	2002	2001

Cash used in operating activities	$(2,681)	$(5,879)
Cash provided by investing activities	$ 1,106	$ 3,756
Cash provided by financing activities	$ 109	$ 2,316

     Cash used in operating activities was $2.7 million for the three months ended March 31, 2002 compared to $5.9 million in the same period in 2001. The $3.2 million decrease was primarily attributable to an increase in sales, a reduction in sales and marketing expense, and stronger collection of accounts receivable in the first quarter of 2002 compared to the same period in 2001.

     Cash provided by investing activities was $1.1 million for the three months ended March 31, 2002 compared to $3.8 million provided in the same period in 2001. Cash was provided by sales of government securities partially offset by purchases of computer equipment, furniture and fixtures in both periods.

     Cash provided by financing activities was $0.1 million for the three months ended March 31, 2002 compared to $2.3 million provided in the same period in 2001. Cash was provided by sales of common stock in the first quarter of 2002 and primarily by borrowing on the bank line of credit and sales of common stock in the same period of 2001.

     As of March 31, 2002, we had cash and cash equivalents of $3.1 million. We believe that these funds together with the proceeds of loans under our $15 million line of credit from Fleet National Bank (of which $5 million is available for future borrowing) will be sufficient to finance our presently anticipated operating losses and planned capital expenditures through at least December 31, 2002. However, our business may fail to meet our cash flow projections and, if so, we cannot be certain that our cash resources will be sufficient. We therefore may need to obtain additional equity or debt financing in the future. We may not be able to obtain the additional financing to satisfy our cash requirements on acceptable terms or at all.

The following summarizes the Company’s outstanding and contractual obligations at March 31, 2002 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

(dollars in thousands)	Total	Less than 1 year	1 - 3 years	4 - 8 years

Borrowing under bank line of credit	$10,000	$ —	$10,000	$ —
Non-cancelable operating leases	16,868	2,453	4,370	10,045

Total	$26,868	$2,453	$14,370	$10,045

At March 31, 2002 we have accrued $1.1 million of future non-cancelable operating lease payments included above on excess space, less estimated future sublease income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to market risk for changes in interest rates relates primarily to the rate of interest we will pay on our revolving credit facility with Fleet National Bank (Fleet). Interest rates on loans extended under that facility are either at LIBOR (London Interbank Offered Rate) plus one percent or at Fleet’s “Base Rate,” at the Company’s choice. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at March 31, 2002 would not have a material affect on our expenses or loss.

     We also have some market risk related to interest rate changes due to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in high-credit quality securities. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at March 31, 2002 would not cause the fair value of our cash and cash equivalents to change by a material amount. Declines in interest rates over time will, however, reduce our interest income.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5: Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description of Document

3.3(1)	Restated Certificate of Incorporation.
3.4(1)	Amended and Restated Bylaws.
4.1(1)	Reference is made to Exhibits 3.3 and 3.4.
4.2(2)	Amended and Restated Registration Rights Agreement, dated as of December 31, 1998.
4.3(1)	Specimen Stock Certificate.
4.4(3)	Amendment No. 1 by and among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., effective as of March 9, 2001 to Amended and Restated Registration Rights Agreement entered into as of December 30, 1998
4.5(12)	Amendment No. 2 By and Among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., Effective as of November 30, 2001 to Amended and Restated Registration Rights Agreement Entered Into as of December 30, 1998
10.1(1)	Form of Indemnity Agreement with each of our directors and executive officers.
10.2(4)	1999 Equity Incentive Plan, as amended.
10.3(5)	Form of Stock Option Agreement under the Incentive Plan.
10.4(5)	Form of Stock Option Grant Notice under the Incentive Plan.
10.5(1)	1999 Non-Employee Directors’ Stock Option Plan.
10.6(1)	Form of Nonstatutory Stock Option Agreement under the Non-Employee Directors’ Stock Option Plan (Initial Grant).
10.7(1)	Form of Nonstatutory Stock Option Agreement under the Non-Employee Directors’ Stock Option Plan (Annual Grant).
10.8(1)	1999 Employee Stock Purchase Plan.
10.9(1)	Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan.
10.10(1)	Consulting Agreement, dated as of September 20, 1996, with Dr. Michael M. Merzenich, as modified on January 19, 1998.
10.11(1)	Consulting Agreement, dated as of September 19, 1996, with Dr. Paula A. Tallal, as modified on January 22, 1998.
10.12(13)	Letter agreements dated as of December 12, 2001, extending the Consulting Agreements filed as Exhibits 10.10 and 10.11
10.13(1)†	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California.
10.14(1)	Lease Agreement, dated as of July 31, 1997, with GBC-University Associates, L.P.
10.15(1)	Securities Purchase Agreement, dated September 24, 1996, with Warburg, Pincus Ventures, L.P.
10.16(4)	Lease, dated as of March 20, 2000, with Rotunda Partners II.
10.17(6)	First Amendment and Second Amendment to Lease dated as of March 20, 2000, with Rotunda Partners II.
10.18(7)	Revolving Loan Agreement dated as of March 9, 2001 by and between Scientific Learning Corporation and Fleet National Bank
10.19(8)	Agreement to Issue Warrant and Grant of Security Interest dated as of March 9, 2001 by and between Scientific Learning Corporation and WPV, Inc
10.20(9)	Warrant to Purchase 1,375,000 Shares of Common Stock of Scientific Learning Corporation
10.21(10)	Loan agreements, promissory notes and pledge agreements with each of Sheryle Bolton, Frank Mattson, Steve Miller, and James Mills

14

Exhibit No.	Description of Document

10.22(11)	Stock Purchase Agreement dated November 9, 2001 between Scientific Learning Corporation and Warburg Pincus Ventures, L.P.
10.23(13)	Letter Agreement dated March 12, 2002 between the Company and Sheryle Bolton.
10.24(13)	First Amendment Agreement, dated March 26, 2002, between the Company and Fleet National Bank amending the agreement filed as Exhibit 10.18.
10.25(13)	2002 Management Incentive Plan.

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-77133).
(2)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 1999 (SEC File No. 000-24547).
(3)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 8-K on March 12,2001 (SEC File No. 000-24547).
(4)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 000-24547).
(5)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 000-24547).
(6)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30,2001 (SEC File No. 000-24547).
(7)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on March 12,2001 (SEC File No. 000-24547).
(8)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on March 12,2001 (SEC File No. 000-24547).
(9)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on March 12,2001 (SEC File No. 000-24547).
(10)	Incorporated by reference to Exhibit 10.20 previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 000-24547).
(11)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-24547).
(12)	Incorporated by reference to Exhibit 4.4 previously filed with the Company’s Form 8-K on December 7,2001 (SEC File No. 000-24547).
(13)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2001 (SEC File No. 000-24547).

† Certain portions of this exhibit have been omitted based upon our request for confidential treatment for portions of the referenced exhibit. (b) Reports on Form 8-K. None. 15

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTIFIC LEARNING CORPORATION
(Registrant)

/s/ Jane A. Freeman
—————————————————
Jane A. Freeman
Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)
Dated: May 15, 2002