Form 10-Q
period 2002-06-30
SCIENTIFIC LEARNING CORP
filed 2002-08-14
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

|_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File number # 000-24547

Scientific Learning Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3234458 (I.R.S. Employer Identification No.)

300 Frank H. Ogawa Plaza, Suite 500
Oakland, California 94612
(510) 444-3500
(Address of Registrant’s principal executive offices, including zip code, and telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  |X|  No  |_|

        The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding at July 31, 2002 was 15,692,219.

SCIENTIFIC LEARNING CORPORATION

INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002

PAGE
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited except for December 31, 2001):

Condensed Balance Sheets as of June 30, 2002 and December 31, 2001	3

Condensed Statement of Operations for the Three and Six Months
Ended June 30, 2002 and 2001	4

Condensed Statements of Cash Flows for the Six Months
Ended June 30, 2002 and 2001	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 2. Changes in Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits and Reports on Form 8-K	15

Signature	18
2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC LEARNING CORPORATION CONDENSED BALANCE SHEETS (In thousands)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 4,189	$ 4,610
Investments in government securities	—	1,169
Accounts receivable, net	7,414	5,754
Prepaid expenses and other current assets	1,034	1,288

Total current assets	12,637	12,821

Property and equipment, net	1,615	2,156
Loans to current and former officers	3,114	3,114
Other assets	4,531	5,197

TOTAL ASSETS	$ 21,897	$ 23,288

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 722	$ 444
Accrued liabilities	3,477	3,548
Deferred revenue	12,456	7,598

Total current liabilities	16,655	11,590

Borrowings under bank line of credit	10,000	10,000
Other liabilities	408	287

Total liabilities	27,063	21,877

Stockholders’ equity (deficit):
Common stock	73,403	73,192
Accumulated deficit	(78,569)	(71,781)

Total stockholders’ equity (deficit)	(5,166)	1,411

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 21,897	$ 23,288

See accompanying notes to condensed financial statements. 3

SCIENTIFIC LEARNING CORPORATION CONDENSED STATEMENT OF OPERATIONS (In thousands, except share and per share amounts) Unaudited

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues:
Product revenues	$ 4,220	$ 4,527	$ 7,053	$ 7,345
Service revenues	229	489	581	877

Total revenues	4,449	5,016	7,634	8,222

Cost of sales:

Cost of product	682	774	1,123	1,253
Cost of services	184	380	417	682

Total cost of sales	866	1,154	1,540	1,935

Gross profit	3,583	3,862	6,094	6,287

Operating expenses:
Sales and marketing	3,634	6,296	7,361	11,654
Research and development	604	826	1,419	1,764
General and administrative	1,367	1,720	2,633	3,446
Restructuring and employee termination charges	647	—	880	—

Total operating expenses	6,252	8,842	12,293	16,864

Operating loss	(2,669)	(4,980)	(6,199)	(10,577)

Interest expense, net	(352)	(376)	(684)	(350)
Other income	95	26	95	40

Net loss	$ (2,926)	$ (5,330)	$ (6,788)	$ (10,887)

Basic and diluted net loss per share	$ (0.19)	$ (0.47)	$ (0.44)	$ (0.96)

Shares used in computing basic and diluted
net loss per share	15,563,850	11,421,408	15,535,181	11,367,659

See accompanying notes to condensed financial statements. 4

SCIENTIFIC LEARNING CORPORATION CONDENSED STATEMENTS OF CASH FLOWS (In thousands) Unaudited

	Six months ended June 30,
	2002	2001
Operating Activities:
Net loss	$(6,788)	$(10,887)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	859	904
Amortization of deferred compensation	—	72
Amortization of deferred financing costs	608	376
Stock based compensation	132	—
Changes in operating assets and liabilities:
Accounts receivable	(1,660)	(2,450)
Prepaid expenses and other current assets	254	(336)
Accounts payable	278	(382)
Accrued liabilities	(71)	686
Deferred revenues	4,858	2,388
Other liabilities	121	(71)

Net cash used in operating activities	(1,409)	(9,700)

Investing Activities:
Sales of government securities	1,169	5,270
Loans to current and former officers	—	(3,114)
Purchases of property and equipment, net	(44)	(1,429)
Other non-current assets	(217)	(1,014)

Net cash provided by (used in) investing activities	908	(287)

Financing Activities:
Proceeds from issuance of common stock	80	316
Borrowings under bank line of credit	3,000	11,000
Repayments on borrowings under bank line of credit	(3,000)	—

Net cash provided by financing activities	80	11,316

(Decrease) increase in cash and cash equivalents	(421)	1,329

Cash and cash equivalents at beginning of the period	4,610	818

Cash and cash equivalents at end of the period	$ 4,189	$ 2,147

Supplemental disclosure:
Interest Paid	$ 78	$ 97

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock warrants in connection with guarantee
of line of credit	$ —	$ 3,647

See accompanying notes to condensed financial statements. 5

Notes To Condensed Financial Statements

1. Summary of Significant Accounting Policies

Description of Business

Scientific Learning Corporation (the “Company”) was incorporated on November 30, 1995 in the State of California and was reincorporated on May 2, 1997 in the State of Delaware. The Company commenced operations in February 1996. The Company’s proprietary Fast ForWord® software is designed to improve the cognitive processes critical to language and reading. The Company markets and sells the Fast ForWord products and other education software primarily to K-12 public and private schools, and through speech and language professionals in private practice. We also offer training, professional development and support services to our customers.

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

Interim Financial Information

The interim financial information as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 is unaudited, but includes all normal recurring adjustments that the Company considers necessary for a fair presentation of its financial position at such date and its results of operations and cash flows for those periods.

These condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of results that may be expected for any future periods.

Revenue Recognition

The Company derives product revenue from the sale of licenses to its software and from service fees. Software license revenue is recognized in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition,” (SOP 97-2) as amended by Statement of Position 98-9. SOP 97-2 provides specific industry guidance and four basic criteria, which must be met to recognize revenue. These are: 1.) persuasive evidence of an arrangement; 2.) delivery of the product; 3.) a fixed and determinable fee; 4.) the probability that the fee will be collected. The SOP further stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on vendor specific objective evidence of the relative fair value of the elements. The Company’s revenue recognition policy is also based on the Securities and Exchange Commission’s Staff Accounting Bulletin 101 (SAB 101) that requires companies who provide an ongoing service to recognize revenue over the term of the services agreement.

Customers license the right to use Fast ForWord software during the term of the license, but do not acquire unlimited rights to the software.

Revenues from the licensing of software are recognized as follows: 1) for limited term site and workstation licenses, revenue is recognized over the life of the license, typically 3 to 12 months; 2) for individual participant licenses, revenue is recognized over the average duration of the program’s use, typically 6 weeks; 3) for perpetual licenses with no ongoing support requirement revenue is recognized when the product has been shipped, provided that the fees are fixed or determinable; and 4) for perpetual licenses that require ongoing internet based participant tracking services revenue is recognized over the period in which the Company provides such services, typically one year.

Service revenues are derived from the Company’s conferences and training seminars. Revenues from conferences and seminars are recognized when the event is held.

Other Assets

Other assets consist of the following (in thousands):

	June 30, 2002	December 31, 2001
Software development costs	$ 3,089	$ 2,973
Less accumulated amortization	(1,226)	(950)

Software development costs, net	1,863	2,023
Deferred financing cost, net	2,055	2,663
Other non current assets	613	511

	$ 4,531	$ 5,197

Restructuring and Employee Termination Charges

During the quarter ended June 30, 2002, management approved a plan to restructure operations while continuing to focus on the public school market. In connection with the plan, the Company recorded a restructuring charge of $647,000 in operating expense. The restructuring resulted in the replacement or elimination of two senior management positions. All affected employees had been terminated or notified of their severance benefits as of June 30, 2002. For the quarter ended June 30, 2002, termination benefits totaling $75,000 had been paid to employees terminated in this quarter and in the first quarter of 2002.

The following table sets forth the restructuring activity during the quarter ended June 30, 2002 (in thousands).

	Accrued restructuring costs, beginning of Period	Restructuring Charges	Cash paid	Accrued restructuring costs, end of Period

Lease obligation	$1,131	$ —	$(256)	$ 875
Severance benefits	92	647	(75)	664

Total	$1,223	$647	$(331)	$1,539

7

Net Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirement of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Basic net loss per share has been computed using the weighted-average number of shares outstanding during the period and excludes any dilutive effects of stock options, warrants, and convertible securities. Potentially dilutive securities have been excluded from the computation of diluted net loss per share, as their inclusion would be antidilutive.

If the Company had reported net income, the calculation of diluted earnings per share would have included approximately an additional 30,000 and 34,000 common equivalent shares (computed using the treasury stock method) related to the outstanding options and warrants for the quarter ended June 30, 2002 and 2001, respectively, and an additional 34,000 and 45,000 common equivalent shares for the six months ended June 30, 2002 and 2001, respectively.

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

Overview

        We develop, market and sell proprietary software and other educational products and services. Our products and services are based on research on how the brain works and learns. We have developed products to help children, adolescents and adults build the cognitive processes critical for learning how to read or become better readers. Our language and reading software, the Fast ForWord® family, are software programs that focus on improving oral language comprehension and the other cognitive skills critical to language and reading. These products are based on scientific research and have been extensively field-tested.

        We offer professional development to educators, speech and language professionals and other professionals. They can learn about recent developments in brain research and their application to education and the practical application of our products, in some cases earning continuing education credits. We also provide technical support services to our customers on the telephone, through the Internet and in some cases on-site.

        Our primary market is U.S. public schools (K-12 sector). We address this market primarily through a direct sales force. We also sell through other distribution channels including referrals from speech and language professionals in private practice, a limited number of independent sales representatives in the public school and adult education markets and, to a very minor extent, direct-to-consumer sector including through our Websites. Our products and services are sold both individually and in various combinations designed to suit the needs of our customers.

        Nearly 170,000 students are enrolled in or have used our Fast ForWord language and reading software. We have sold our products and services to over 1,500 school districts in the United States. For the quarter ended June 30, 2002, booked sales to the K-12 sector increased by 23% to $7.7 million compared to $6.3 million in the second quarter of 2001. K-12 booked sales represented approximately 81% of total booked sales compared to 73% for the same quarter in 2001.

        As of June 30, 2002 we had 117 full time employees.

Results of Operations

The following table sets forth, for the periods indicated, various financial data expressed as a percentage of revenues (unless otherwise noted).

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues:
Products	95%	90%	92%	89%
Services	5	10	8	11

Total revenues	100	100	100	100
Cost of revenues:
Products(1)	16	17	16	17
Services(2)	80	78	72	78

Total cost of revenues	19	23	20	24

Gross margin	81	77	80	76
Operating expenses
Sales and marketing	82	126	96	142
Research and development	13	16	19	21
General and administrative	31	34	34	42
Restructuring charges	15	0	12	0

Total operating expenses	141	176	161	205

Operating loss	(60)	(99)	(81)	(129)
Interest expense, net	(8)	(8)	(9)	(4)
Other income	2	1	1	1

Net loss	(66)%	(106)%	(89)%	(132)%

(1)	Product costs are expressed as a percentage of product revenues.

(2)	Service costs are expressed as a percentage of service revenues.

Three and six months ended June 30, 2002 compared to three and six months ended June 30, 2001

         Revenues. Total revenues were $4.4 million for the three months ended June 30, 2002 and $7.6 million for the six months ended June 30, 2002, compared to $5.0 million and $8.2 million for the same periods in 2001. Product revenues (formerly labeled as program revenues) decreased 7% to $4.2 million for the three months ended June 30, 2002 and decreased 4% to $7.1 million for the six months June 30, 2002, compared to the same periods in 2001. Service revenues decreased 53% to $229,000 for the three months ended June 30, 2002 and decreased 34% to $581,000 for the six months ended June 30, 2002, compared to the same periods in 2001. Our service revenue is derived primarily from the training of new customers and an increasing proportion of our business comes from existing customers. K-12 sector revenues were 80% of total revenues in the three and six months ended June 30, 2002, compared to 79% for the same periods of 2001. Revenues from the private sector were 17% of total revenues for the three and six months ended June 30, 2002, compared to 21% in the same periods of 2001.

        Booked sales increased by 11% to $9.5 million for the quarter, compared to $8.6 million for the same quarter last year. The Company records booked sales when all of the requirements for revenue recognition have been met other than the requirement that the revenue for software licenses and services has been earned. In the K-12 sector booked sales increased by 23% to $7.7 million compared to $6.3 million in the second quarter of 2001. We expect booked sales in the K-12 sector to continue to increase year over year for the remainder of 2002. The K-12 sector represented 81% of booked sales in the second quarter of 2002 compared to 73% in the second quarter of 2001. During the quarter, the company sold 292 site license packages to the K-12 sector. The average sale per school increased in the second quarter of 2002 compared to the same quarter of 2001 since we did not repeat a lower priced sampling package in 2002. In addition, perpetual licenses, which have a higher average price per school, have become a more significant portion of our sales mix. Booked sales to the private sector were down 25% compared to the second quarter of 2001, a trend that we expect to continue through the balance of 2002.

        Although total booked sales increased 11% compared to the second quarter of 2001, revenue declined compared to the three months ended June 30, 2001 as a higher percent of our booked sales is being recognized into revenue over a 12-month period. Deferred revenue was $12.5 million as of June 30, 2002, an increase of 79% compared to $7.0 million on June 30, 2001.

        The following table sets forth our booked sales, revenue and change in deferred revenue for the three and six-month periods ended June 30, 2002 and June 30, 2001, respectively.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2002	2001	2002	2001
Booked sales	$9,505	$8,571	$12,492	$10,610
Less revenue	4,449	5,016	7,634	8,222

Net(decrease) increase in deferred revenue	$5,056	$3,555	$ 4,858	$ 2,388

        Cost of Revenues. Total cost of revenues decreased by $288,000, to $866,000 for the three months ended June 30, 2002, compared to the same period in 2001. For the six months ended June 30, 2002 total cost of revenue decreased by $395,000 to $1.5 million compared to the same period of 2001. As a percentage of revenues, cost of revenues decreased to 19% and 20% for the three and six months ended June 30, 2002, respectively. This compared to 23% and 24% for the three and six months ended June 30, 2001, respectively. The improvement in gross margins is primarily due to the increased proportion of software products in our revenue mix. Cost of product revenues decreased to 16% for both the three and six months ended June 30, 2002 from 17% for the same periods in 2001, due to slightly lower royalty costs. Cost of service revenues increased to 80% of service revenues in the second quarter of 2002 up from 78% for the same period in 2001. For 2002 we have restructured our service business to offer training and consulting services at a lower rate than in 2001. For the six months ended June 30, 2002 cost of service revenues decreased to 72% from 78%, compared to the same period in 2001. In 2002, we are primarily using per diem consultants rather than full time employees to provide training services and we continue to combine individual school trainings within a district.

        Sales and Marketing Expenses. Sales and marketing expenses decreased $2.7 million, or 42%, to $3.6 million for the three months ended June 30, 2002, and $4.3 million, or 37% to $7.4 million for the six months ended June 30, 2002, compared to the same periods of 2001. The decrease is primarily attributable to a decrease in personnel in the marketing department, as well as, lower spending on conferences, trade shows and marketing materials.

        Research and Development Expenses. Research and development expenses decreased $222,000, or 27%, to $604,000 for the three months ended June 30, 2002 and $345,000 or 20% to $1.4 million for the six months ended June 30, 2002, compared to the same periods in 2001. The decrease in research and development expenses was due to a reduction in research and development staff as we decreased our spending on activities other than improving our core products. For the three months ended June 30, 2002 we capitalized $116,000 in software development costs incurred after completion of a working model. For the same period of 2001 we capitalized $599,000 of such costs.

        General and Administrative Expenses. General and administrative expenses decreased $353,000, or 21%, to $1.4 million for the three months ended June 30, 2002, and $812,000 or 24% for the six months ended June 30, 2002, compared to the same periods in 2001. The decrease was mostly attributable to decreases in personnel and legal costs, partially offset by stock based compensation expense.

         Restructuring and Employee Termination Charges During the quarter ended June 30, 2002 management approved a plan to restructure operations while continuing to focus on the K-12 sector. In connection with the plan, the Company recorded a restructuring charge of $647,000 in operating expense. The restructuring resulted in the replacement or elimination of two senior management positions. All affected employees had been terminated or notified of their severance benefits as of June 30, 2002. For the quarter ended June 30, 2002, termination benefits totaling $75,000 had been paid to employees terminated in this quarter and in the first quarter of 2002. No restructuring charge was recorded in the second quarter of 2001.

        Provision for Income Taxes. We recorded no provision for income taxes in the three and six months ended June 30, 2002 and June 30, 2001 as we incurred losses during such periods.

FACTORS THAT MAY AFFECT QUARTERLY RESULTS OF OPERATIONS AND STOCK PRICE

        Our quarterly operating results have varied significantly in the past and are expected to fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. Factors that may affect our quarterly operating results include those discussed in this quarterly report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2001, under the heading “Business – Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and as disclosed in other documents filed with the Securities and Exchange Commission. Significant fluctuations in future quarterly operating results may be caused by many factors including, among others:

•	The availability of funding to purchase our products.

•	The general availability of funding for public schools fluctuates from time to time, and is presently negatively affected by reduced levels of tax revenues due to the economic slowdown. In the second quarter of 2002, education technology companies generally experienced soft sales, typically attributed to tight funding.

•	The extent to which our products meet the evolving requirements applicable to federal and state requirements as well as grants and similar funding.

•	The financial resources available to parents to purchase licenses to our products and related professional services for their children through private practitioners.

•	Our business experiences seasonal fluctuations and a long sales cycle.

•	In our K-12 sector, public school calendars and budget cycles have caused, and may continue to cause, substantial quarterly fluctuations. Sales in our first quarter have tended to be particularly slow, as have third quarter sales. Historically, demand has been higher in the second and fourth quarters. The school calendar also affects start dates and hence the timing of revenues.

•	In our K-12 sector, the cost of some of our license packages requires multiple levels of approval in a political environment, which results in a time-consuming sales cycle that is difficult to predict.

•	In our private sector, because of the intensive nature of our software, demand tends to be lower during the school year than in the summer.

•	Our history has been relatively limited, especially in the K-12 sector, and our current seasonal patterns may not be entirely stable.

•	The extent to which educators will broadly accept our products is unproven.

•	Our products are novel to many educators, and have many attributes that are not common to instructional software.

•	Implementing our products in schools requires adjustments in school schedules and practices.

•	We have limited visibility on our future revenues and income.

•	Our various products, services and license packages have substantially differing revenue recognition periods, and it is often difficult to predict which license package a customer will purchase, even when the amount and timing of a sale can be projected.

•	The timing of a single large order can significantly impact the level of sales and revenue in a given quarter.

•	We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

•	Development and release of future products could be delayed past expected launch dates, and market acceptance could be lower than expected.

•	We may not be able to profitably implement our products district-wide in large urban districts.

•	New competitors may enter the market.

        As a result of all the foregoing factors, period-to-period comparisons of our operating results may not always be meaningful and should not be relied upon as an indication of future performance.

        On July 22, 2002, our common stock was delisted from the Nasdaq National Market and now trades on the OTC Bulletin Board. This delisting may (1) increase the volatility of our stock and affect the price at which we are able to raise capital; (2) reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they could have done in the past, and (3) have a material adverse effect on the price of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

	Six months ended June 30,
(dollars in thousands)	2002	2001
Cash used in operating activities	$(1,409)	$(9,700)
Cash provided by (used in) investing activities	$ 908	$ (287)
Cash provided by financing activities	$ 80	$ 11,316

        Cash used in operating activities was $1.4 million for the six months ended June 30, 2002 compared to $9.7 million in the same period in 2001. The $8.3 million decrease was primarily attributable to a reduction in sales and marketing expense, stronger collections in the first six months of 2002 compared to the same period of 2001 and a 64% increase in deferred revenue resulting from the sale of software licenses for the six months ended June 30, 2002.

        Cash provided by investing activities was $908,000 for the six months June 30, 2002 compared to cash usage of $287,000 in the same period in 2001. Cash was provided by sales of government securities partially offset by purchases of computer equipment, and an increase in other assets.

        Cash provided by financing activities was $80,000 for the six months ended June 30, 2002 compared to $11.3 million provided in the same period in 2001. Cash was provided by sales of common stock in the six months ended June 30, 2002 and primarily by borrowing on the bank line of credit and, to a lesser extent, the sales of common stock in the same period of 2001.

        As of June 30, 2002, we had cash and cash equivalents of $4.2 million. We believe that these funds together with the proceeds of loans under our $15 million line of credit from Fleet National Bank, of which $5 million remained available at June 30, 2002, will be sufficient to finance our presently anticipated operating losses and planned capital expenditures through at least December 31, 2002.

        As discussed above, our business is subject to many risks, and may require additional funds because of unexpected occurrences or new investment opportunities. If these occur, we cannot be certain that our cash resources will be sufficient. We therefore may need to obtain additional equity or debt financing in the future. We may not be able to obtain the additional financing to satisfy our cash requirements on acceptable terms or at all.

        The following summarizes the Company’s outstanding and contractual obligations at June 30, 2002 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

(dollars in thousands)	Total	Less than 1 year	1 - 3 years	4 - 8 years

Borrowing under bank line of credit	$10,000	$ —	$10,000	$ —
Non-cancelable operating leases	16,036	2,258	4,414	9,364

Total	$26,036	$2,258	$14,414	$9,364

At June 30, 2002, we have accrued $875,000 of future non-cancelable operating lease payments included above on excess space, less estimated future sublease income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risk for changes in interest rates relates primarily to the rate of interest we will pay on our revolving credit facility with Fleet National Bank (Fleet). Interest rates on loans extended under that facility are either at LIBOR (London Interbank Offered Rate) plus one percent or at Fleet’s “Base Rate,” at the Company’s choice. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at June 30, 2002 would not have a material affect on our expenses or loss.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        From time to time, the Company is involved in legal proceedings in the ordinary course of business. None of such proceedings are expected to have a material impact on our business, results of operations, or financial condition.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On May 21, 2002, the Company held its annual meeting of stockholders. At the meeting, the following matters were voted upon.

Proposal I — Election of Directors. Each of the two nominees was elected, as follows:

Nominee Dr. Michael M. Merzenich Dr. Joseph B. Martin	Vote for Nominee 13,412,738 13,405,388	Vote Withheld from Nominee 85,230 92,580

Proposal II. Approval of the amendment of the company’s 1999 Employee Stock Purchase Plan to increase the number of shares authorized for issuance under the plan. The proposal was passed, as follows:

Votes For Votes Against Abstentions	13,325,495 149,282 23,191

Proposal III: Ratification of the selection of Ernst & Young LLP as independent accountants of the Company for its fiscal year ending December 31, 2002. The proposal was passed, as follows:

Votes For Votes Against Abstentions	9,869,834 6,800 10,316

Item 5: Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Document

3.3(1)	Restated Certificate of Incorporation.
3.4(1)	Amended and Restated Bylaws.
4.1(1)	Reference is made to Exhibits 3.3 and 3.4.
4.2(2)	Amended and Restated Registration Rights Agreement, dated as of December 31, 1998.
4.3(1)	Specimen Stock Certificate.
4.4(3)	Amendment No. 1 by and among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., effective as of March 9, 2001 to Amended and Restated Registration Rights Agreement entered into as of December 30, 1998
4.5(12)	Amendment No. 2 By and Among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., Effective as of November 30, 2001 to Amended and Restated Registration Rights Agreement Entered Into as of December 30, 1998

10.1(1)	Form of Indemnity Agreement with each of our directors and executive officers.
10.2(4)	1999 Equity Incentive Plan, as amended.
10.3(5)	Form of Stock Option Agreement under the Incentive Plan.
10.4(5)	Form of Stock Option Grant Notice under the Incentive Plan.
10.5(1)	1999 Non-Employee Directors’ Stock Option Plan.
10.6(1)	Form of Nonstatutory Stock Option Agreement under the Non-Employee Directors’ Stock Option Plan (Initial Grant).
10.7(1)	Form of Nonstatutory Stock Option Agreement under the Non-Employee Directors’ Stock Option Plan (Annual Grant).
10.8	1999 Employee Stock Purchase Plan, as amended.
10.9(1)	Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan.
10.10(1)	Consulting Agreement, dated as of September 20, 1996, with Dr. Michael M. Merzenich, as modified on January 19, 1998.
10.11(1)	Consulting Agreement, dated as of September 19, 1996, with Dr. Paula A. Tallal, as modified on January 22, 1998.
10.12(13)	Letter agreements dated as of December 12, 2001, extending the Consulting Agreements filed as Exhibits 10.10 and 10.11
10.13(1)+	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California.
10.14(1)	Lease Agreement, dated as of July 31, 1997, with GBC-University Associates, L.P.
10.15(1)	Securities Purchase Agreement, dated September 24, 1996, with Warburg, Pincus Ventures, L.P.
10.16(4)	Lease, dated as of March 20, 2000, with Rotunda Partners II.
10.17(6)	First Amendment and Second Amendment to Lease dated as of March 20, 2000, with Rotunda Partners II.
10.18(7)	Revolving Loan Agreement dated as of March 9, 2001 by and between Scientific Learning Corporation and Fleet National Bank
10.19(8)	Agreement to Issue Warrant and Grant of Security Interest dated as of March 9, 2001 by and between Scientific Learning Corporation and WPV, Inc
10.20(9)	Warrant to Purchase 1,375,000 Shares of Common Stock of Scientific Learning Corporation
10.21(10)	Loan agreements, promissory notes and pledge agreements with each of Sheryle Bolton, Frank Mattson, Steve Miller, and James Mills
10.22(11)	Stock Purchase Agreement dated November 9, 2001 between Scientific Learning Corporation and Warburg Pincus Ventures, L.P.
10.23(13)	Letter Agreement dated March 12, 2002 between the Company and Sheryle Bolton.
10.24(13)	First Amendment Agreement, dated March 26, 2002, between the Company and Fleet National Bank amending the agreement filed as Exhibit 10.18.
10.25(13)	2002 Management Incentive Plan.
10.26(14)	Employment Agreement dated as of May 31, 2002 by and between Scientific Learning Corporation and Robert C. Bowen
10.27(15)	2002 CEO Option Plan
10.28(16)	Voting Agreement by and among Warburg Pincus Ventures, Carleton Holstrom, the Holstrom Family Partnership, Paula A. Tallal and the Colleen Osborne 1998 Irrevocable Trust
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-77133).

(2)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 1999 (SEC File No. 000-24547).
(3)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 8-K on March 12 , 2001 (SEC File No. 000-24547).
(4)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 000-24547).
(5)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 000-24547).
(6)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2001 (SEC File No. 000-24547).
(7)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).
(8)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).
(9)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).
(10)	Incorporated by reference to Exhibit 10.20 previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 000-24547).
(11)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-24547).
(12)	Incorporated by reference to Exhibit 4.4 previously filed with the Company’s Form 8-K on December 7, 2001 (SEC File No. 000-24547).
(13)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2001 (SEC File No. 000-24547).
(14)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on June 7 ,2002 (SEC File No. 000-24547).
(15)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).
(16)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).
+	Certain portions of this exhibit have been omitted based upon our request for confidential treatment for portions of the referenced exhibit.

(b) Reports on Form 8-K. The Company filed a report on Form 8-K, dated June 7, 2002, furnishing under Item 5 information with respect to the hiring of its new Chairman and Chief Executive Officer.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTIFIC LEARNING CORPORATION
(Registrant)

/s/ Jane A. Freeman
————————————
Jane A. Freeman
Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)

Dated: August 14, 2002

Index to Exhibits

Exhibit No.	Description of Document
3.3(1)	Restated Certificate of Incorporation.
3.4(1)	Amended and Restated Bylaws.
4.1(1)	Reference is made to Exhibits 3.3 and 3.4.
4.2(2)	Amended and Restated Registration Rights Agreement, dated as of December 31, 1998.
4.3(1)	Specimen Stock Certificate.
4.4(3)	Amendment No. 1 by and among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., effective as of March 9, 2001 to Amended and Restated Registration Rights Agreement entered into as of December 30, 1998
4.5(12)	Amendment No. 2 By and Among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., Effective as of November 30, 2001 to Amended and Restated Registration Rights Agreement Entered Into as of December 30, 1998
10.1(1)	Form of Indemnity Agreement with each of our directors and executive officers.
10.2(4)	1999 Equity Incentive Plan, as amended.
10.3(5)	Form of Stock Option Agreement under the Incentive Plan.
10.4(5)	Form of Stock Option Grant Notice under the Incentive Plan.
10.5(1)	1999 Non-Employee Directors’ Stock Option Plan.
10.6(1)	Form of Nonstatutory Stock Option Agreement under the Non-Employee Directors’ Stock Option Plan (Initial Grant).
10.7(1)	Form of Nonstatutory Stock Option Agreement under the Non-Employee Directors’ Stock Option Plan (Annual Grant).
10.8	1999 Employee Stock Purchase Plan, as amended.
10.9(1)	Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan.
10.10(1)	Consulting Agreement, dated as of September 20, 1996, with Dr. Michael M. Merzenich, as modified on January 19, 1998.
10.11(1)	Consulting Agreement, dated as of September 19, 1996, with Dr. Paula A. Tallal, as modified on January 22, 1998.
10.12(13)	Letter agreements dated as of December 12, 2001, extending the Consulting Agreements filed as Exhibits 10.10 and 10.11
10.13(1)+	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California.
10.14(1)	Lease Agreement, dated as of July 31, 1997, with GBC-University Associates, L.P.
10.15(1)	Securities Purchase Agreement, dated September 24, 1996, with Warburg, Pincus Ventures, L.P.
10.16(4)	Lease, dated as of March 20, 2000, with Rotunda Partners II.
10.17(6)	First Amendment and Second Amendment to Lease dated as of March 20, 2000, with Rotunda Partners II.
10.18(7)	Revolving Loan Agreement dated as of March 9, 2001 by and between Scientific Learning Corporation and Fleet National Bank
10.19(8)	Agreement to Issue Warrant and Grant of Security Interest dated as of March 9, 2001 by and between Scientific Learning Corporation and WPV, Inc
10.20(9)	Warrant to Purchase 1,375,000 Shares of Common Stock of Scientific Learning Corporation
10.21(10)	Loan agreements, promissory notes and pledge agreements with each of Sheryle Bolton, Frank Mattson, Steve Miller, and James Mills
10.22(11)	Stock Purchase Agreement dated November 9, 2001 between Scientific Learning Corporation and Warburg Pincus Ventures, L.P.
10.23(13)	Letter Agreement dated March 12, 2002 between the Company and Sheryle Bolton.
10.24(13)	First Amendment Agreement, dated March 26, 2002, between the Company and Fleet National Bank amending the agreement filed as Exhibit 10.18.

10.25(13)	2002 Management Incentive Plan.
10.26(14)	Employment Agreement dated as of May 31, 2002 by and between Scientific Learning Corporation and Robert C. Bowen
10.27(15)	2002 CEO Option Plan
10.28(16)	Voting Agreement by and among Warburg Pincus Ventures, Carleton Holstrom, the Holstrom Family Partnership, Paula A. Tallal and the Colleen Osborne 1998 Irrevocable Trust
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer
(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-77133).
(2)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 1999 (SEC File No. 000-24547).
(3)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).
(4)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 000-24547).
(5)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 000-24547).
(6)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2001 (SEC File No. 000-24547).
(7)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).
(8)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).
(9)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).
(10)	Incorporated by reference to Exhibit 10.20 previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 000-24547).
(11)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-24547).
(12)	Incorporated by reference to Exhibit 4.4 previously filed with the Company’s Form 8-K on December 7, 2001 (SEC File No. 000-24547).
(13)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2001 (SEC File No. 000-24547).
(14)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).
(15)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).
(16)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).

+	Certain portions of this exhibit have been omitted based upon our request for confidential treatment for portions of the referenced exhibit.

