Form 10-Q
period 2002-09-30
SCIENTIFIC LEARNING CORP
filed 2002-11-14
CIK 1042173

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

OR

|_|	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File number # 000-24547

Scientific Learning Corporation (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3234458 (I.R.S. Employer Identification No.)

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

Yes |X|   No |_|

        The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding at October 31, 2002 was 15,777,068

SCIENTIFIC LEARNING CORPORATION

INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PAGE
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited except for December 31, 2001):

Condensed Balance Sheets as of September 30, 2002 and December 31, 2001	3

Condensed Statement of Operations for the Three and Nine Months
Ended September 30, 2002 and 2001	4

Condensed Statements of Cash Flows for the Nine Months
Ended September 30, 2002 and 2001	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 2. Changes in Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits and Reports on Form 8-K	16

Signature	19

Certifications	20

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC LEARNING CORPORATION CONDENSED BALANCE SHEETS (In thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 5,235	$ 4,610
Investments in government securities	—	1,169
Accounts receivable, net	5,141	5,754
Prepaid expenses and other current assets	1,277	1,288

Total current assets	11,653	12,821

Property and equipment, net	1,372	2,156
Loans to current and former officers	3,114	3,114
Other assets	3,934	5,197

TOTAL ASSETS	$ 20,073	$ 23,288

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 621	$ 444
Accrued liabilities	3,122	3,548
Deferred revenue	12,671	6,065

Total current liabilities	16,414	10,057

Borrowings under bank line of credit	7,000	10,000
Deferred revenue, long-term	1,561	1,533
Other liabilities	471	287

Total liabilities	25,446	21,877

Stockholders’ equity (deficit):
Common stock	73,646	73,192
Accumulated deficit	(79,019)	(71,781)

Total stockholders’ equity (deficit)	(5,373)	1,411

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 20,073	$ 23,288

Certain 2001 items have been reclassified to conform to the presentation adopted in 2002. See accompanying notes to the condensed financial statements. 3

SCIENTIFIC LEARNING CORPORATION CONDENSED STATEMENT OF OPERATIONS (In thousands, except share and per share amounts) Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues:

Products	$ 6,030	$ 4,604	$ 13,083	$ 11,949
Services	366	989	947	1,867

Total revenues	6,396	5,593	14,030	13,816

Cost of sales:

Cost of products	805	705	1,927	1,957
Cost of services	217	567	634	1,249

Total cost of sales	1,022	1,272	2,561	3,206

Gross profit	5,374	4,321	11,469	10,610

Operating expenses:

Sales and marketing	3,587	4,297	10,948	15,954
Research and development	812	917	2,231	2,677
General and administrative	1,088	1,444	3,722	4,891
Restructuring and employee termination charges	—	1,356	880	1,356

Total operating expenses	5,487	8,014	17,781	24,878

Operating loss	(113)	(3,693)	(6,312)	(14,268)

Interest expense, net	(337)	(366)	(1,021)	(717)
Other income	—	—	95	40

Net loss	$ (450)	$ (4,059)	$ (7,238)	$ (14,985)

Basic and diluted net loss per share	$ (0.03)	$ (0.35)	$ (0.46)	$ (1.31)

Shares used in computing basic and diluted
net loss per share	15,704,474	11,439,558	15,591,975	11,409,893

Certain 2001 items have been reclassified to conform to the presentation adopted in 2002. See accompanying notes to the condensed financial statements. 4

SCIENTIFIC LEARNING CORPORATION CONDENSED STATEMENTS OF CASH FLOWS (In thousands) Unaudited

	Nine months end September 30,
	2002	2001
Operating Activities:
Net loss	$ (7,238)	$(14,945)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,354	1,350
Amortization of deferred compensation	—	72
Amortization of deferred financing costs	912	680
Stock based compensation	132	—
Write down of long lived assets	—	360
Changes in operating assets and liabilities:
Accounts receivable	613	599
Prepaid expenses and other current assets	11	(164)
Accounts payable	177	(466)
Accrued liabilities	(426)	1,268
Deferred revenues	6,634	974
Other liabilities	184	(114)

Net cash provided by (used in) operating activities	2,353	(10,386)

Investing Activities:
Sales of government securities	1,169	6,484
Loans to current and former officers	—	(3,114)
Purchases of property and equipment, net	(64)	(1,435)
Other non-current assets	(156)	(1,048)

Net cash provided by investing activities	949	887

Financing Activities:
Proceeds from issuance of common stock	323	402
Borrowings under bank line of credit	3,000	12,000
Repayments on borrowings under bank line of credit	(6,000)	(1,000)

Net cash (used in) provided by financing activities	(2,677)	11,402

Increase in cash and cash equivalents	625	1,903

Cash and cash equivalents at beginning of the period	4,610	818

Cash and cash equivalents at end of the period	$ 5,235	$ 2,721

Supplemental disclosure:
Interest Paid	$ 275	$ 240

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock warrants in connection with guarantee
of line of credit	$ —	$ 3,647

Certain 2001 items have been reclassified to conform to the presentation adopted in 2002. See accompanying notes to the condensed financial statements. 5

Notes To Condensed Financial Statements

1. Summary of Significant Accounting Policies

Description of Business

Scientific Learning Corporation (the “Company”) was incorporated on November 30, 1995 in the State of California and was reincorporated on May 2, 1997 in the State of Delaware. The Company commenced operations in February 1996. The Company’s proprietary Fast ForWord® software is designed to improve language and reading skills. The Company develops, markets and sells the Fast ForWord software and other educational products primarily to public and private schools, and through speech and language professionals in private practice. We also offer training, professional development and support services to our customers.

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

Interim Financial Information

The interim financial information as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 is unaudited, but includes all normal recurring adjustments, that the Company considers necessary for a fair presentation of its financial position at such date and its results of operations and cash flows for those periods.

These condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for any future periods.

Revenue Recognition

The Company derives revenue from the sale of licenses to its software and from service fees. Software license revenue is recognized in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition,” (SOP 97-2) as amended by Statement of Position 98-9. SOP 97-2 provides specific industry guidance and four basic criteria, which must be met to recognize revenue. These are: 1) persuasive evidence of an arrangement; 2) delivery of the product; 3) a fixed or determinable fee; and 4) the probability that the fee will be collected. The SOP further stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on vendor specific objective evidence of the relative fair value of the elements. The Company’s revenue recognition policy is also based on the Securities and Exchange Commission’s Staff Accounting Bulletin 101 (SAB 101) that requires companies who provide an ongoing service to recognize revenue over the term of the services agreement.

The value of software licenses and services invoiced during a particular period is recorded as deferred revenue until recognized. Customers license the right to use Fast ForWord software during the term of the license, but do not acquire unlimited rights to the products.

Revenues from the licensing of software are recognized as follows: 1) for perpetual licenses that require ongoing internet based participant tracking services revenue is recognized over the period in which the Company provides such services, typically from 1 to 3 years; 2) for limited term site licenses revenue is recognized over the life of the license, typically 3 to 12 months; 3) for individual participant licenses revenue is recognized over the average duration of the product’s use, typically 6 weeks; and 4) for perpetual licenses with no ongoing support requirement revenue is recognized when the product has been shipped, provided that the fees are fixed or determinable and collectible.

Service revenues are derived from the Company’s conferences and training seminars. Revenues from conferences and seminars are recognized when the event is held.

Other Assets

Other assets consist of the following (in thousands):

	September 30, 2002	December 31, 2001
Software development costs	$ 3,096	$ 2,973
Less accumulated amortization	(1,465)	(950)

Software development costs, net	1,631	2,023
Deferred financing cost, net	1,752	2,663
Other non current assets	551	511

	$ 3,934	$ 5,197

Restructuring and employee termination charges

Management has approved plans to restructure operations to focus on the public school market. In connection with these plans, the Company reduced its work force and recorded charges from asset impairment and the abandonment of excess office space. Although during the quarter ended September 30, 2002 no additional charges were recorded, termination benefits totaling $170,000 were paid to employees terminated during the second quarter of 2002.

The following table sets forth the restructuring activity during the quarter ended September 30, 2002 (in thousands).

	Accrued restructuring costs, Beginning of Period	Restructuring Charges	Cash paid	Accrued restructuring costs, End of Period
Lease obligation	$ 875	$ —	$ (158)	$ 717
Severance benefits	664	—	(170)	494

Total	$1,539	$ —	$ (328)	$1,211

7

Net Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of FAS No. 128, “Earnings per Share”. Basic net loss per share has been computed using the weighted-average number of shares outstanding during the period and excludes any dilutive effects of stock options, warrants, and convertible securities. Potentially dilutive securities have been excluded from the computation of diluted net loss per share, as their inclusion would be antidilutive.

If the Company had reported net income, the calculation of diluted earnings per share would have included approximately an additional 9,000 and 21,000 common equivalent shares (computed using the treasury stock method) related to the outstanding options and warrants for the quarter ended September 30, 2002 and 2001, respectively, and an additional 33,000 and 36,000 common equivalent shares for the nine months ended September 30, 2002 and 2001, respectively.

2. Comprehensive Loss

The Company has no items of other comprehensive income (loss), and accordingly the comprehensive loss is equal to the net loss for all periods reported.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        This Management’s Discussion and Analysis contains forward-looking statements that are subject to the safe harbor created by Section 27A of the federal securities law. Such statements include, among others, statements relating to trends and projected future levels of revenue, sales, margins and expenses, and the drivers behind those trends; trends in market channels; and projected levels of liquidity and capital resources. Numerous risks and uncertainties could cause actual results to differ materially. These risks and uncertainties include the factors discussed and referred to below under the heading “Factors That May Affect Quarterly Results of Operations.” All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

        The following should be read in conjunction with the audited financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

        We develop, market and sell proprietary software and other educational products and services. Our products and services are based on research on how the brain works and learns. We have developed products to help children, adolescents and adults build the cognitive processes critical for learning how to read or become better readers. Our language and reading software, the Fast ForWord® family, are software products that focus on improving oral language comprehension and the other cognitive skills critical to language and reading. These products are based on scientific research and have been extensively field-tested.

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

        More than 190,000 students are enrolled in or have used our Fast ForWord language and reading software. We have sold our products and services to over 1,600 school districts in the United States. For the quarter ended September 30, 2002, K-12 sector booked sales increased by 134% to $7.1 million compared to $3.0 million in the third quarter of 2001. K-12 booked sales represented approximately 87% of total booked sales for the quarter compared to 73% for the same quarter in 2001.

        As of September 30, 2002 we had 118 full time employees.

Results of Operations

The following table sets forth, for the periods indicated, various financial data expressed as a percentage of revenues (unless otherwise noted).

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues:
Products	94%	82%	93%	86%
Services	6	18	7	14

Total revenues	100	100	100	100

Cost of revenues:
Products (1)	13	15	15	16
Services (2)	59	57	67	67

Total cost of revenues	16	23	18	23

Gross margin	84	77	82	77

Operating expenses
Sales and marketing	56	77	78	116
Research and development	13	16	16	19
General and administrative	17	26	27	35
Restructuring and employee
terminations charges	—	24	6	10

Total operating expenses	86	143	127	180

Operating loss	(2)	(66)	(45)	(103)

Interest expense, net	(5)	(7)	(7)	(5)
Other income	—	—	1	—

Net loss	(7)%	(73)%	(51)%	(108)%

(1) Products costs are expressed as a percentage of product revenues.

(2) Service costs are expressed as a percentage of service revenues.

Three and nine months ended September 30, 2002 compared to three and nine months ended September 30, 2001

        Revenues. Total revenues were $6.4 million for the three months ended September 30, 2002 and $14.0 million for the nine months ended September 30, 2002, compared to $5.6 million and $13.8 million for the same periods in 2001. Product revenues (formerly labeled as program revenues) increased 31% to $6.0 million for the three months ended September 30, 2002 and increased 9% to $13.1 million for the nine months September 30, 2002, compared to the same periods in 2001. Service revenues decreased 63% to $366,000 for the three months ended September 30, 2002 and decreased 49% to $947,000 for the nine months ended September 30, 2002, compared to the same periods in 2001. For 2002 we have restructured our service business to offer training and consulting services at a lower price than in 2001. As well for the three months ended September 30, 2002, approximately 50% of site licenses were purchased by existing customers who frequently do not buy training, compared to 26% of site licenses purchased by existing customers in the same period of 2001. K-12 sector revenues were 76% and 78% of total revenues in the three and nine months ended September 30, 2002, respectively, compared to 65% and 74% for the same periods of 2001. Revenues from the private sector were 23% and 20% of total revenues for the three and nine months ended September 30, 2002, respectively, compared to 34% and 26% in the same periods of 2001.

        Booked sales increased by 95% to $8.2 million for the quarter, compared to $4.2 million for the same quarter last year. The Company records booked sales and deferred revenue when all of the requirements for revenue recognition have been met other than the requirement that the revenue for software licenses and services has been earned. In the K-12 sector booked sales increased by 134% to $7.1 million compared to $3.0 million in the third quarter of 2001. Booked sales in the third quarter were higher than anticipated because some large sales that had been expected to be completed in the second quarter were not closed until the third quarter and some large sales that we expected to close in the fourth quarter were closed in the third quarter. We expect booked sales in the fourth quarter to be slightly lower compared to the fourth quarter of 2001. The K-12 sector represented 87% of booked sales in the third quarter of 2002 compared to 73% in the third quarter of 2001. During the quarter, the company sold 217 site license packages to the K-12 sector. The average sale per school increased in the third quarter of 2002 compared to the same quarter of 2001 since we did not repeat a lower priced sampling package in 2002. In addition, perpetual licenses, which have a higher average price per school, have become a more significant portion of our sales mix. Booked sales to the private sector were down 8% compared to the third quarter of 2001.We expect sales to the private sector to decline in the fourth quarter of 2002 compared to the fourth quarter of 2001.

        Deferred revenue was $14.2 million at September 30, 2002, an increase of 158% compared to $5.5 million at September 30, 2001. Both booked sales and deferred revenue continued to increase more rapidly than revenue as a higher percentage of our booked sales are recognized to revenue over a 12 months period. We expect this trend to reverse in the fourth quarter of 2002 as booked sales decline slightly from the third quarter.

        The following table sets forth our booked sales, revenue and change in deferred revenue for the three and nine months periods ended September 30, 2002 and September 30, 2001, respectively.

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Booked sales	$ 8,172	$ 4,179	$20,664	$14,790
Less revenue	6,396	5,593	14,030	13,816

Net increase (decrease) in deferred revenue	1,776	(1,414)	6,634	974
Deferred revenue beginning of the period	12,456	6,951	7,598	4,563

Deferred revenue end of the period	$14,232	$ 5,537	$14,232	$ 5,537

        Cost of Revenues. Total cost of revenues decreased by $250,000, to $1.0 million for the three months ended September 30, 2002, compared to the same period in 2001. For the nine months ended September 30, 2002 total cost of revenue decreased by $645,000 to $2.6 million compared to the same period of 2001. As a percentage of revenues, cost of revenues decreased to 16% and 18% for the three and nine months ended September 30, 2002, respectively. This compared to 23% for both the three and nine months ended September 30, 2001. The improvement in gross margins is primarily due to the increased proportion of software products in our revenue mix. Cost of products consists of manufacturing, packaging and fulfillment costs, amortization of capitalized software, royalties and technical support costs. Cost of product revenues decreased to 13% and 15% for the three and nine months ended September 30, 2002, respectively compared to cost of product revenues of 15% and 16% for the three and nine month periods in 2001. The reduction was due to lower customer support costs as a result of improved product usability and a decline in sales to the private sector, as well as slightly lower royalty costs. Service costs consist primarily of cost to provide training seminars including personnel, materials and travel. Cost of service revenues increased to 59% of service revenues in the third quarter of 2002 up from 57% for the same period in 2001. For 2002 we have restructured our service business to offer training and consulting services at a lower price than in 2001. For the nine months ended September 30, 2002 and 2001, cost of service revenues were 67%. In 2002, we are primarily using per diem consultants rather than full time employees to provide training services and we continue to combine individual school trainings within a district.

        Sales and Marketing Expenses. Sales and marketing expenses decreased $710,000, or 17%, to $3.6 million for the three months ended September 30, 2002, and $5.0 million or 31% to $10.9 million for the nine months ended September 30, 2002, compared to the same periods of 2001. The decrease is primarily attributable to a decrease in personnel in the marketing department, as well as lower spending on conferences, trade shows and marketing materials.

        Research and Development Expenses. Research and development expenses decreased $105,000, or 11%, to $812,000 for the three months ended September 30, 2002 and $446,000 or 17% to $2.2 million for the nine months ended September 30, 2002, compared to the same periods in 2001. The decrease in research and development expenses was due to a reduction in research and development staff as we decreased our spending on activities other than improving our core products. For the three months ended September 30, 2002 no software development costs were capitalized. For the same period of 2001 we capitalized $19,000 of such costs.

        General and Administrative Expenses. General and administrative expenses decreased $356,000, or 25%, to $1.1 million for the three months ended September 30, 2002, and $1.2 million or 24% to $3.7 million for the nine months ended September 30, 2002, compared to the same periods in 2001. The decrease was mostly attributable to decreases in personnel and legal costs.

         Restructuring and Employee Termination Charges. For the quarter ended September 30, 2002 no additional restructuring charges were recorded. Termination benefits totaling $170,000 were paid to employees terminated in the second quarter of 2002 and lease obligations on excess office space totaling $158,000 were paid in the quarter. In third quarter of 2001 restructuring charges totaled $1.4 million for the termination of employees, rewrite down of assets and the abandonment of our Berkeley space.

        Provision for Income Taxes. We recorded no provision for income taxes in the three and nine months ended September 30, 2002 and September 30, 2001 as we incurred losses during such periods.

FACTORS THAT MAY AFFECT QUARTERLY RESULTS OF OPERATIONS AND STOCK PRICE

        Our quarterly operating results have varied significantly in the past and are expected to fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. Factors that may affect our quarterly operating results include those discussed in this quarterly report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2001, under the heading “Business – Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and as disclosed in other documents filed with the Securities and Exchange Commission. Significant fluctuations in future quarterly operating results may be caused by many factors including, among others:

•	The availability of funding to purchase our products.

•	The general availability of funding for public schools fluctuates from time to time, and is presently negatively affected by reduced levels of tax revenues due to the economic slowdown. In the first three quarters of 2002, education technology companies generally experienced soft sales, typically attributed to tight funding.

•	The extent to which our products meet the evolving requirements applicable to federal and state requirements as well as grants and similar funding.

•	The financial resources available to parents to purchase licenses to our products and related professional services for their children through private practitioners.

12

•	Our business experiences seasonal fluctuations and a long sales cycle.

•	In our K-12 sector, public school calendars and budget cycles have caused, and may continue to cause, substantial quarterly fluctuations in sales and revenues.

•	In our K-12 sector, the cost of some of our license packages requires multiple levels of approval in a political environment, which results in a time-consuming sales cycle that is difficult to predict. When a district decides to finance its license purchases, the time required to obtain these approvals can be extended even further.

•	In our private sector, because of the time-intensive nature of our software, demand tends to be lower during the school year than in the summer.

•	Our history has been relatively limited, especially in the K-12 sector, and our current seasonal patterns may not be entirely stable. Historically, demand has been higher in the second and fourth quarters and first and third quarter sales have been slower. In 2002, however, booked sales in the third quarter were unusually high, which we attribute to some sales anticipated for the second quarter being closed in the third quarter and sales expected to close in later quarters closing earlier than projected.

•	The extent to which educators will broadly accept our products is unproven.

•	Our products are novel to many educators, and have many attributes that are not common to educational software.

•	Implementing our products in schools requires adjustments in school schedules and practices.

•	We have not yet demonstrated implementation models that are scalable, acceptable to educators and profitable, while remaining highly effective in improving student achievement.

•	To achieve wider acceptance in the K-12 sector, we will need to continue and expand our demonstration to educators that our products significantly improve student achievement.

•	We have limited visibility on our future revenues and income.

•	Our various products, services and license packages have substantially differing revenue recognition periods, and it is often difficult to predict which license package a customer will purchase, even when the amount and timing of a sale can be projected.

•	The timing of a single large order can significantly impact the level of sales and revenue in a given quarter.

•	We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

•	Development and release of future products could be delayed past expected launch dates, and market acceptance could be lower than expected.

•	Competitors may enter our market segment and claim results similar to those achieved by our products.

        As a result of all the foregoing factors, period-to-period comparisons of our operating results may not always be meaningful and should not be relied upon as an indication of future performance.

        On July 22, 2002 our common stock was delisted from NASDAQ National Markets and now trades on the OTC Bulletin Board.

LIQUIDITY AND CAPITAL RESOURCES

	Nine months ended September 30,
(dollars in thousands)	2002	2001
Cash provided by (used in) operating activities	$ 2,353	$(10,386)
Cash provided by investing activities	$ 949	$ 887
Cash (used in) provided by financing activities	$(2,677)	$ 11,402

        Cash provided by operating activities was $2.4 million for the nine months ended September 30, 2002 compared to cash usage of $10.4 million in the same period in 2001. The $12.7 million decrease was primarily attributable to a lower net loss for the 2002 period, which resulted largely from reductions in sales and marketing expense. Additional contributing factors were improved cash collection, an increase in booked sales and a 157% increase in deferred revenue.

        Cash provided by investing activities was $949,000 for the nine months September 30, 2002 compared to $887,000 in the same period in 2001. Cash was provided by sales of government securities, partially offset by purchases of computer equipment, and an increase in other assets.

        Cash used in financing activities was $2.7 million for the nine months ended September 30, 2002 compared to $11.4 million in cash provided by these activities in the same period in 2001. Cash was used to pay down the Company’s bank line of credit as opposed to borrowing on the bank line of credit in the same period of 2001.

        As of September 30, 2002, we had cash and cash equivalents of $5.2 million. We believe that these funds together with the proceeds of loans under our $15 million line of credit from Fleet National Bank, of which $8 million remained available at September 30, 2002, will be sufficient to finance our presently anticipated operating losses and planned capital expenditures through at least December 31, 2003.

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

        The following summarizes the Company’s outstanding and contractual obligations at September 30, 2002 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

(dollars in thousands)	Total	Less than 1 year	1 - 3 years	4 - 7 years

Borrowing under bank line of credit	$ 7,000	$ —	$ 7,000	$ —
Non-cancelable operating leases	15,447	2,097	4,472	8,878

Total	$22,447	$2,097	$11,472	$8,878

At September 30, 2002, we have accrued $717,000 of future non-cancelable operating lease payments included above on excess space, less estimated future sublease income. 14

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risk for changes in interest rates relates primarily to the rate of interest we will pay on our revolving credit facility with Fleet National Bank (Fleet). Interest rates on loans extended under that facility are either at LIBOR (London Interbank Offered Rate) plus one percent or at Fleet’s “Base Rate,” at the Company’s choice. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at September 30, 2002 would not have a material affect on our expenses or loss.

Item 4. Controls and Procedures

        Within 90 days of the date of filing this report, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2002. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 20, 2002.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5: Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description of Document
3.3(1)	Restated Certificate of Incorporation.

3.4(1)	Amended and Restated Bylaws.

4.1(1)	Reference is made to Exhibits 3.3 and 3.4.

4.2(2)	Amended and Restated Registration Rights Agreement, dated as of December 31, 1998.

4.3(1)	Specimen Stock Certificate.

4.4(3)	Amendment No. 1 by and among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., effective as of March 9, 2001 to Amended and Restated Registration Rights Agreement entered into as of December 30, 1998

4.5(12)	Amendment No. 2 By and Among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., Effective as of November 30, 2001 to Amended and Restated Registration Rights Agreement Entered Into as of December 30, 1998

10.1(1)	Form of Indemnity Agreement with each of our directors and executive officers.

10.2(4)	1999 Equity Incentive Plan, as amended.

10.3(5)	Form of Stock Option Agreement under the Incentive Plan.

10.4(5)	Form of Stock Option Grant Notice under the Incentive Plan.

10.5(1)	1999 Non-Employee Directors’ Stock Option Plan.

10.6(1)	Form of Nonstatutory Stock Option Agreement under the Non-Employee Directors’ Stock Option Plan (Initial Grant).

10.7(1)	Form of Nonstatutory Stock Option Agreement under the Non-Employee Directors’ Stock Option Plan (Annual Grant).

10.8(17)	1999 Employee Stock Purchase Plan, as amended.

10.9(1)	Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan.

10.10(1)	Consulting Agreement, dated as of September 20, 1996, with Dr. Michael M. Merzenich, as modified on January 19, 1998.

10.11(1)	Consulting Agreement, dated as of September 19, 1996, with Dr. Paula A. Tallal, as modified on January 22, 1998.

10.12(13)	Letter agreements dated as of December 12, 2001, extending the Consulting Agreements filed as Exhibits 10.10 and 10.11

10.13(1)†	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California.

10.15(1)	Securities Purchase Agreement, dated September 24, 1996, with Warburg, Pincus Ventures, L.P.

10.16(4)	Lease, dated as of March 20, 2000, with Rotunda Partners II.

10.17(6)	First Amendment and Second Amendment to Lease dated as of March 20, 2000, with Rotunda Partners II.

10.18(7)	Revolving Loan Agreement dated as of March 9, 2001 by and between Scientific Learning Corporation and Fleet National Bank

10.19(8)	Agreement to Issue Warrant and Grant of Security Interest dated as of March 9, 2001 by and between Scientific Learning Corporation and WPV, Inc

10.20(9)	Warrant to Purchase 1,375,000 Shares of Common Stock of Scientific Learning Corporation

10.21(10)	Loan agreements, promissory notes and pledge agreements with each of Sheryle Bolton, Frank Mattson, Steve Miller, and James Mills

10.22(11)	Stock Purchase Agreement dated November 9, 2001 between Scientific Learning Corporation and Warburg Pincus Ventures, L.P.

10.23(13)	Letter Agreement dated March 12, 2002 between the Company and Sheryle Bolton.

10.24(13)	First Amendment Agreement, dated March 26, 2002, between the Company and Fleet National Bank amending the agreement filed as Exhibit 10.18.

10.25(13)	2002 Management Incentive Plan.

10.26(14)	Employment Agreement dated as of May 31, 2002 by and between Scientific Learning Corporation and Robert C. Bowen

10.27(15)	2002 CEO Option Plan

10.28(16)	Voting Agreement by and among Warburg Pincus Ventures, Carleton Holstrom, the Holstrom Family Partnership, Paula A. Tallal and the Colleen Osborne 1998 Irrevocable Trust

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-77133).

(2)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 1999 (SEC File No. 000-24547).

(3)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(4)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 000-24547).

(5)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 000-24547).

(6)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2001 (SEC File No. 000-24547).

(7)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(8)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(9)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(10)	Incorporated by reference to Exhibit 10.20 previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 000-24547).

(11)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-24547).

(12)	Incorporated by reference to Exhibit 4.4 previously filed with the Company’s Form 8-K on December 7, 2001 (SEC File No. 000-24547).

(13)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2001 (SEC File No. 000-24547).

(14)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).

(15)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).

(16)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).

(17)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 000-24547).

† Certain portions of this exhibit have been omitted based upon our request for confidential treatment for portions of the referenced exhibit.

        (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTIFIC LEARNING CORPORATION
(Registrant)

/s/ Jane A. Freeman Jane A. Freeman Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer) Dated: November 13, 2002

CERTIFICATIONS

I, Robert C. Bowen, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Scientific Learning Corporation;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Robert C. Bowen Robert C. Bowen Chairman and Chief Executive Officer

CERTIFICATIONS

I, Jane A. Freeman, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Scientific Learning Corporation;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Jane A. Freeman Jane A. Freeman Chief Financial Officer

Index to Exhibits

Exhibit No.	Description of Document
3.3(1)	Restated Certificate of Incorporation.

3.4(1)	Amended and Restated Bylaws.

4.1(1)	Reference is made to Exhibits 3.3 and 3.4.

4.2(2)	Amended and Restated Registration Rights Agreement, dated as of December 31, 1998.

4.3(1)	Specimen Stock Certificate.

4.4(3)	Amendment No. 1 by and among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., effective as of March 9, 2001 to Amended and Restated Registration Rights Agreement entered into as of December 30, 1998

4.5(12)	Amendment No. 2 By and Among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., Effective as of November 30, 2001 to Amended and Restated Registration Rights Agreement Entered Into as of December 30, 1998

10.1(1)	Form of Indemnity Agreement with each of our directors and executive officers.

10.2(4)	1999 Equity Incentive Plan, as amended.

10.3(5)	Form of Stock Option Agreement under the Incentive Plan.

10.4(5)	Form of Stock Option Grant Notice under the Incentive Plan.

10.5(1)	1999 Non-Employee Directors’ Stock Option Plan.

10.6(1)	Form of Nonstatutory Stock Option Agreement under the Non-Employee Directors’ Stock Option Plan (Initial Grant).

10.7(1)	Form of Nonstatutory Stock Option Agreement under the Non-Employee Directors’ Stock Option Plan (Annual Grant).

10.8(17)	1999 Employee Stock Purchase Plan, as amended.

10.9(1)	Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan.

10.10(1)	Consulting Agreement, dated as of September 20, 1996, with Dr. Michael M. Merzenich, as modified on January 19, 1998.

10.11(1)	Consulting Agreement, dated as of September 19, 1996, with Dr. Paula A. Tallal, as modified on January 22, 1998.

10.12(13)	Letter agreements dated as of December 12, 2001, extending the Consulting Agreements filed as Exhibits 10.10 and 10.11

10.13(1)†	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California.

10.15(1)	Securities Purchase Agreement, dated September 24, 1996, with Warburg, Pincus Ventures, L.P.

10.16(4)	Lease, dated as of March 20, 2000, with Rotunda Partners II.

10.17(6)	First Amendment and Second Amendment to Lease dated as of March 20, 2000, with Rotunda Partners II.

10.18(7)	Revolving Loan Agreement dated as of March 9, 2001 by and between Scientific Learning Corporation and Fleet National Bank

10.19(8)	Agreement to Issue Warrant and Grant of Security Interest dated as of March 9, 2001 by and between Scientific Learning Corporation and WPV, Inc

10.20(9)	Warrant to Purchase 1,375,000 Shares of Common Stock of Scientific Learning Corporation

10.21(10)	Loan agreements, promissory notes and pledge agreements with each of Sheryle Bolton, Frank Mattson, Steve Miller, and James Mills

10.22(11)	Stock Purchase Agreement dated November 9, 2001 between Scientific Learning Corporation and Warburg Pincus Ventures, L.P.

10.23(13)	Letter Agreement dated March 12, 2002 between the Company and Sheryle Bolton.

10.24(13)	First Amendment Agreement, dated March 26, 2002, between the Company and Fleet National Bank amending the agreement filed as Exhibit 10.18.

10.25(13)	2002 Management Incentive Plan.

10.26(14)	Employment Agreement dated as of May 31, 2002 by and between Scientific Learning Corporation and Robert C. Bowen

10.27(15)	2002 CEO Option Plan

10.28(16)	Voting Agreement by and among Warburg Pincus Ventures, Carleton Holstrom, the Holstrom Family Partnership, Paula A. Tallal and the Colleen Osborne 1998 Irrevocable Trust

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-77133).

(2)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 1999 (SEC File No. 000-24547).

(3)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(4)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 000-24547).

(5)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 000-24547).

(6)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2001 (SEC File No. 000-24547).

(7)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(8)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(9)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(10)	Incorporated by reference to Exhibit 10.20 previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 000-24547).

(11)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-24547).

(12)	Incorporated by reference to Exhibit 4.4 previously filed with the Company’s Form 8-K on December 7, 2001 (SEC File No. 000-24547).

(13)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2001 (SEC File No. 000-24547).

(14)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).

(15)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).

(16)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).

(17)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 000-24547).

