Form 10-K
period 2002-12-31
SCIENTIFIC LEARNING CORP
filed 2003-03-31
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2002; or

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

300 FRANK H. OGAWA PLAZA, SUITE 500
OAKLAND, CA 94612-2040
(Address of principal executive offices, including zip code)

510-444-3500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act:
COMMON STOCK,
PAR VALUE
$0.001 PER SHARE
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: /X/ No: / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. / /

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes: / / No: /X /

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 28, 2002 as reported on the Nasdaq National Market, was approximately $7,237,817. Shares of Common Stock held by each executive officer and director and by certain persons who owned 5% or more of the registrant’s outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 2003 the Registrant had outstanding 15,879,083 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2003 Annual Meeting of Stockholders to be held on May 21, 2003, at 300 Frank H. Ogawa Plaza, Suite 500, Oakland, CA 94612-2040 are incorporated by reference in Part III.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

        This report on Form 10-K, including the sections captioned “Item 1. Business,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from that expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results may differ materially from those expected or anticipated in the forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, risks and uncertainties discussed in this Report under the caption “Factors That May Affect our Results or Stock Price” in Item 1 of this Form 10-K and those that are or may be discussed from time to time in our public announcements and filings with the SEC, including our future Forms 8-K, 10-Q and 10-K. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

TABLE OF CONTENTS

3

ITEM 1. BUSINESS

Our mission is to apply advances in neuroscience and cognitive research to increase human potential. We produce innovative products, tools, and implementation strategies that enable people to build the fundamental cognitive skills required to read and learn. We use technology as appropriate to provide our customers with the applications that allow each learner to progress based on his or her individual needs.

To date, our principal focus has been on the development, marketing and sale of software products that develop the underlying cognitive skills required for reading. Our Fast ForWord® products are a series of reading intervention products that incorporate learning from more than 30 years of brain, language and reading research in order to help children, adolescents and adults build the cognitive skills they need to learn to read or become better readers. The efficacy of our major products has been established by extensive outcomes research by independent researchers, our founding scientists and our company.

To support our products, we provide a combination of on-site and remote training and implementation services; technical, professional and customer support; and a wide variety of Web-based resources, including BrainConnection.com.

During 2002, approximately 1,500 schools used a site license for one or more Fast ForWord products and over 100,000 individuals enrolled in one of our products, bringing the total number of individuals enrolled to date to more than 230,000.

We are a Delaware corporation. We incorporated in 1995 in California under the name Scientific Learning Principles Corporation and reincorporated in 1997 in Delaware under our present name, Scientific Learning Corporation.

MARKETS

K-12 SECTOR

Our primary market is K-12 public schools in the United States. In 2002, the K-12 sector represented approximately 82% of revenue.

The K-12 market is large and growing. According to the National Center for Education Statistics, US public schools now enroll more than 47 million students, and enrollment is projected to continue growing through 2009. There are approximately 15,000 public school districts in the US, with approximately 92,000 school buildings.

Eduventures has estimated that in 2001, K-12 schools spent $3.2 billion (46% of the total schools spent on all instructional products) on supplementary materials of all types. Simba Information, Inc.’s report, Electronic Media for the School Market, Review, Trends and Forecast 2002 – 2003 estimates the K-12 market for instructional software at $1.47 billion.

The National Center for Education Statistics reports that in 2000, 98% of schools had Internet access, over 8.8 million computers were installed in schools and available for instructional purposes, and of these, 6.7 million instructional computers (77%) were Internet-enabled.

According to the Education Finance Statistics Center of the National Center for Education Statistics, approximately 93% of public school funding is from state and local sources. Much of that funding is dedicated to teacher salaries, plant maintenance and similar ongoing expenses. The economic downturn has negatively affected state and local resources, and many states are reducing overall school funding.

However, substantial federal funding resources remain, and many of those resources are focused on reading improvement. For the fiscal year 2004, President Bush has requested over $56.5 billion in funding for the U.S. Department of Education. This request includes $12.4 billion for Title 1 grants, $1.05 billion for Reading First grants, and $100 million for Early Reading First. All these sources of funding can be used to implement the policies behind the federal No Child Left Behind Act of 2002, which makes reading achievement a major priority, and focuses on funding for products and approaches that have been proven to work and are based on scientific research.

The federal government has spent over $321 billion on educational programs for disadvantaged children in the past 30 years, and federal discretionary spending on education has more than doubled since 1996. However, in the aggregate, reading performance has not improved in 15 years. According to the U.S. Department of Education, fewer than 1/3 of fourth-graders are proficient readers.  The No Child Left Behind legislation continues the trend of holding schools accountable for making concrete, measurable improvements in student performance.

PRIVATE SECTOR

We also sell through private practice professionals and to independent schools, hospitals and clinics. In 2002, the private sector represented approximately 18% of revenue.

In this sector, private practice professionals, primarily speech and language professionals, recommend the use of our products to appropriate clients and then supervise the use of those products in connection with their other services. Private practice professionals were our first market, and they have extensive knowledge about our products and their use that can be valuable for all of our customers. Revenue from private practice professionals has been declining since 1999.

This sector also includes independent schools. According to the National Center for Education Statistics, there are approximately 27,000 independent schools, serving over 5 million students. To date, approximately 100 independent schools have used a Fast ForWord product.

PRODUCTS

Our Fast ForWord software products develop cognitive skills required to read and learn effectively.  Our products are based on more than 30 years of research in neuroscience, reading and language, and use established neuroscience principles to enable student learning. Extensive efficacy research (see Research and Outcomes below) has demonstrated the results that can be achieved through use of the Fast ForWord products.

COGNITIVE SKILLS DEVELOPMENT

Effective reading and learning requires a variety of foundational cognitive skills, all functioning together. The Fast ForWord products develop pre-requisite skills that enable successful reading, and complement reading instruction.  Fast ForWord products develop Learning MAPs™ skills:

Memory. The skill to hold information short- and long-term, essential for comprehension of complex sentences and for remembering instructions.

Attention. The skill to focus on tasks and ignore distractions.

Processing.  The skill to address information such as images and sounds quickly enough to discriminate their differences, a prerequisite for phonemic awareness and reading.

Sequencing.  The skill to quickly and accurately determine which of two events or stimuli comes first, which is supported by memory, attention and processing, and is essential for phonics, word fluency, and reading and oral comprehension.

FAST POWER LEARNING™ FORMULA

Neuroscience research has demonstrated the importance of frequency and intensity, adaptivity, simultaneous development and timely motivation to effecting change. The Fast ForWord products use these principles to enable student learning.

Frequency and intensity:  Brain plasticity research demonstrates that completing a set of learning tasks in a frequent, intense timeframe is needed to make the changes in brain functioning that enhance learning.  To maximize the efficacy of our products, we recommend that most major Fast ForWord products be used in accordance with an intensive protocol, usually 90 to 100 minutes a day, 5 days a week, for a period of 4 to 8 weeks.

In early 2003, we released an alternative protocol for the Fast ForWord Middle & High School product, which recommends use for 48 minutes per day, 5 days a week, for a period of 6 to 10 weeks. Our research shows that this new protocol results in middle and high school students making progress substantially similar to that achieved under the 90-minute per day protocol. We continue to conduct research to develop additional protocols in order to provide educators with greater flexibility in using the Fast ForWord products within their school’s scheduling needs, while maintaining the desired impact on student performance. (See Development and Research; Research below.)

Adaptivity:  The interactive exercises in the Fast ForWord products adapt to each student’s skill level and progress, automatically adjusting content exposure in a variety of ways.  For example, many of the exercises automatically adjust the specific content presented to the student so that the student is making correct responses approximately 80% of the time for each discrete skill. This adjustment is designed to keep the exercises challenging and engaging, while allowing the student to generate a feeling of accomplishment and to avoid frequent failure, which can be discouraging and detrimental to learning.

Simultaneous Development: The Fast ForWord products develop both major and supporting cognitive skills simultaneously to facilitate enduring improvements in learning.  While each exercise focuses on a specific set of reading or language tasks, it is designed to also simultaneously develop underlying cognitive skills such as memory, attention, processing and sequencing.

Timely Motivation: In order for the brain to learn, the student must be attentive and engaged, and motivation is critical to maintaining learning improvements.  In the Fast ForWord products, learners are rewarded for a correct answer on their first attempt only, a scientifically proven motivational technique. Other motivational techniques include a bonus point system and the delivery of “mastery animations” that tie to a variety of learner milestones that inform students of their progress.

PRODUCTS IN THE FAST FORWORD FAMILY

During 2002, our Fast ForWord family of products accounted for 95% of revenue.

Fast ForWord Language software includes seven distinct exercises that rapidly develop the cognitive skills known to be pre-requisites for reading. The software develops oral language comprehension and listening skills, including phonological awareness, listening comprehension, language structures, listening accuracy, and working memory.

Fast ForWord Middle and High School software is designed for adolescents and teenagers who lack reading proficiency. The exercises are similar to those in Fast ForWord Language, but deliver content in an age-appropriate sports-themed user interface.

Fast ForWord Language to Reading software includes five exercises that rapidly develop skills that help students make the link between spoken language and written language, such as word analysis, listening comprehension, working memory, grammar, syntax, and vocabulary.

Fast ForWord to Reading software develops a core set of reading skills, and is correlated directly to generally-accepted grade-level reading standards. We currently market the Fast ForWord Reading product (to be renamed Fast ForWord to Reading 3), which is correlated to end of third grade reading standards and develops skills in word recognition and fluency, advanced decoding, spelling, vocabulary and passage comprehension.

In June 2003 we plan to introduce Fast ForWord to Reading 4, our second product in the Fast ForWord to Reading series, which will be correlated to end of fourth grade reading standards. Fast ForWord to Reading 4 further develops spelling, extends word level knowledge in the context of semantic, phonological, morphological and syntactic structures, and covers advanced sentence and passage comprehension skills.

We also sell Fast ForWord Basics, software that prepares pre-readers aged 4 to 7 for learning and reading; Reading Edge, a reading assessment instrument for students from kindergarten to 2nd grade; and Fast ForWord Bookshelf, an early reading kit that includes five colorful storybooks and a multimedia CD-ROM.

PROGRESS TRACKING SERVICES

Our major products, Fast ForWord Language, Language to Reading, Middle & High School and Reading, include an optional remote progress tracking service. Fast ForWord Progress Tracker is an easy to use, patented Web browser based, server side Java application that allows educators to securely view student progress and participation over the Internet.

Fast ForWord Progress Tracker provides printable electronic reports on detailed learning results for individuals or groups of students for all exercises in each major Fast ForWord product. The reports are generated from learner data securely transmitted periodically by customers to Scientific Learning’s database. The detailed reports permit educators to see exactly how each student is progressing on specific skills. Overview reports provide summary-level data for a class or other group and provide a quick update on the group’s progress and participation levels. Reports can be shared with parents, other teachers or other authorized personnel.

The Fast ForWord Gateway Edition release, scheduled for June 2003, is planned to include additional capabilities, including intervention alerts, automatic emailing of reports, and standards and basal alignments. (See Development and Research; Development below.)

TECHNOLOGY PLATFORM

The Fast ForWord software products function with a wide variety of hardware and software configurations. They are designed to work with the computer technology widely available in schools and homes. Our products are typically delivered via a CD ROM. Our Internet based tools use standard Internet connections and support commercially-available Web browsers.

We use an object-oriented authoring environment for all our software products. New products and product extensions can be built off our core object model, allowing all products to benefit from improvements in the core code and reducing new product development time.

When users upload data to our Progress Tracker remote monitoring tool, the uploaded data is stored in our unique and highly scalable database.

RESEARCH AND OUTCOMES

BRAIN IMAGING AND READING IMPROVEMENTS

A Stanford University study recently published in the Proceedings of the National Academy of Sciences confirms that, following Fast ForWord use, students show significant improvements in reading performance coupled with changes in brain activation patterns. The study involved students aged 8 to 12 who were identified as dyslexic. Before beginning the study, the students underwent reading, reading skills and language assessments and functional magnetic resonance imaging (fMRI) of their brains during a series of reading related tasks. The students then used the Fast ForWord Language product for five days a week, 100 minutes per day, for an average of 28 days. The fMRIs and assessment tests were then repeated. After Fast ForWord use, the brain activation patterns of the students showed increased neurologic activity in regions of the brain involved in skills critical to reading. These later images more closely resemble the patterns of students reading on or above grade level. A control group showed no similar changes in fMRI results. The students who used the Fast ForWord product also showed improvements in a variety of reading skills, including word decoding, single word reading, naming fluency, and reading comprehension.

OUTCOMES

From the founding of our company, we have devoted significant resources to demonstrating that our products improve learning. Independent and company research has clearly demonstrated that Fast ForWord products improve reading and language skills in a broad spectrum of demographic groups.

Results from the original research studies combining the work of our scientific founders were published in the journal Science. In the primary study, students identified with language-based learning problems worked for approximately 50 hours total over a 20-day period on computer exercises that later formed the basis of the Fast ForWord products. The exercises used by the experimental group included slowed, stretched and emphasized speech, and adapted to the child’s progress. The control group received normal speech. The experimental group showed significant gains of 1.5 years in the oral language skills critical to reading. The control group did not demonstrate comparable gains.

We then funded two additional field trials. The first study, conducted in 1996, involved children between the ages of 4 and 14, most of whom had been identified as needing specific help in language skills. The children were supervised by professionals in private clinics and schools throughout the US. In the study, the children used the Fast ForWord Language product for 100 minutes a day, five days a week, for four to eight weeks. On average, across various ages and grade levels, the children demonstrated gains of one to two years on standardized tests of skills critical to reading.

The second study, conducted in 1997, included students in 19 public schools in nine districts located in five states. The students were selected by their teachers as being at risk for later academic failure. While statistically controlling for grade and gender influences in group assignment, the students were randomly assigned to control and experimental groups. The experimental group worked on the Fast ForWord Language exercises for 100 minutes a day, five days a week, for four to eight weeks. The control group received traditional classroom curriculum for the same amount of time. More than 70% of the students in the experimental group demonstrated statistically significant gains in language and reading skills as measured on standardized tests, with their average improvement being more than 1 ½ years. These improvements were significantly greater than the gains made by students in the control group.

Researchers have expanded this initial research as the Fast ForWord family of products has been used for more and more students. To date, more than 230,000 individuals have enrolled in Fast ForWord products, and we have accumulated research outcomes on more than 17,000 individuals, including approximately 11,000 controls. Gains have been confirmed among a variety of groups, including African-American students, students with limited English proficiency, students struggling in learning to read, and students of low socio-economic status. Gains on specific reading skills have been confirmed using the Woodcock Johnson Tests of Achievement, Revised, a standardized, nationally normed reading test. In addition, schools that have used the Fast ForWord products have provided us with state achievement test scores from students before and after they have used Fast ForWord products. Analyses of these data have demonstrated that following Fast ForWord participation, students achieve significant improvements on a wide variety of high-stakes tests.

SCIENTIFIC BASIS

The technology that forms the basis of most of our major products grew out of a scientific collaboration between neuroscientists working at Rutgers, the State University of New Jersey (“Rutgers”) and the University of California at San Francisco (“UCSF”) combining insights about language development and learning to read with research on brain plasticity.

Humans are born with the potential to learn any language, and one of a child’s early tasks is to learn to extract meaning from speech by identifying its basic auditory building blocks, or phonemes. Children must be able to recognize and process the phonemes relevant to their language before they can become skilled in language or reading. The Rutgers group noted that children with language-based learning problems often have difficulty distinguishing between closely related phonemes. These individuals frequently have problems in other language and cognitive skill areas as well, such as morphology, syntax, semantics, grammar, short-term memory, attention, and event sequencing.

The UCSF group noted that the human brain changes in response to stimuli, a phenomenon known as brain plasticity. Their work demonstrated that specific techniques drive the brain to change over time, adjusting how it processes information.

Bringing together their work at Rutgers and UCSF, our scientific founders discovered that with the help of technology, certain aspects of closely-related phonemes can be slowed and emphasized so that, after working on specifically-designed exercises, students learn to differentiate such phonemes more quickly and more accurately. Our founders developed computerized exercises that use thousands of repetitions, adapt according to complex and sophisticated formulas and provide timely motivation to allow children to quickly master the language and cognitive skills that are critical to reading. Our company was established to move this research from the laboratory into products and services that could reach broad groups of learners.

FAST FORWORD TO LEARNING SERVICES

IMPLEMENTATION SERVICES

We provide a variety of services to assist our customers in implementing the Fast ForWord products at their sites. These on-site services include professional development sessions that provide extensive hands-on introduction to product use, suggestions for effective implementation strategies, an introduction to the science behind our products, and instruction on product installation. We also offer technical installation, consulting and project management services. Independent contractors with extensive training on our products generally provide these onsite services. For cases where in-person training is not practical, we offer CrossTrain, a self-paced Web-based professional development component.

We believe that appropriate initial product training, professional development and implementation services are critical to effective use of the Fast ForWord products and the success of students. We also offer on-going consultation on data analysis, interpretation and intervention strategies to facilitate effective continuing implementation.

SUPPORT

Extensive remote support is available to Fast ForWord customers. Our technical, professional, and customer support is available by telephone, email and Web-based chat, allowing customers flexibility in how they access support. Level 1 support services are currently provided by a third party that specializes in providing telephone support. More difficult questions are escalated to internal support staff. In our customer surveys, customers using Fast ForWord products generally rate the support they receive and the professionalism of our support team as excellent.

USER CONFERENCES

Periodically we host forums or conferences for customers and prospective customers. At these gatherings, speakers provide our customers with new information about education and neuroscience. Presentations made by our customers offer attendees concrete case studies on how Fast ForWord products can impact student achievement and strategies for effective implementation. These sessions also offer our Fast ForWord users an opportunity to network with one another.

PROFESSIONAL DEVELOPMENT SEMINARS

We periodically provide educational seminars on brain research, the connection between oral language comprehension and learning to read, and the practical application of the Fast ForWord family of products. Typically, these workshops are one-day intensive seminars and provide continuing education credits.

WEBSITES

We presently maintain two Websites, BrainConnection.com and ScientificLearning.com. The BrainConnection.com Web site provides practical and easily understandable information about how the brain works and how students learn. Links to information about our products that relate to the topics discussed are presented throughout the site. The BrainConnection.com site also includes web-based professional development courses for educators that provide foundational information on neuroscience, language and reading. Our company Web site, ScientificLearning.com, provides information about our company and our products and services, as well as extensive technical and customer support resources

SALES AND MARKETING

We market and sell our products to two primary channels: the K-12 sector and the private sector.

K-12 SECTOR

We sell to K-12 school districts throughout the United States primarily using a direct sales force. At December 31, 2002, we employed 26 quota-bearing sales representatives focused on the K-12 sector, led by four regional sales directors. These sales personnel typically are experienced professionals with backgrounds in selling educational technology to the K-12 segment. Many bring strong relationships with educators built over many years. We supplement our sales representatives with senior strategic account managers and consultants who have extensive experience and relationships in K-12 education.

We participate in industry conferences and trade shows and conduct our own Executive Forums for educational decision makers. Our sales force typically targets sales at the school district level, although early “seeding” sales are also made at the individual school level.

PRIVATE SECTOR

Our private sector consists of two primary segments: (1) the clinical segment focused on speech and language professionals, learning centers, child development centers in hospitals and clinics, and psychologists; and (2) the independent school segment. To reach this sector, we use direct marketing (mail, web and telesales) and conferences (both industry conferences and forums we conduct ourselves).

LICENSE TERMS

We license our products in a variety of configurations to meet the customer’s needs. Schools typically purchase site or workstation licenses, which are available either for a perpetual term or on a subscription or limited term basis. The license package typically contains at least two of our major products and varying quantities of our other products. An annual support fee is included in the package license price. New customers are also required to purchase implementation services, which are critical to successful use of the products. Our license list prices range from $10,000 to $65,000 per site, depending on the number of products, the number of workstations, the duration of the license and the volume purchased.

In the private sector, products licensed for administration by private practice professionals are generally purchased on a per product per student basis. Our major products list for $850 per product per student. The private practice professional charges separately for his or his services; those fees generally range from $1,000 to $2,000 per student. Clinics and independent schools purchase both per product per student licenses and site or workstation licenses, depending on their size and needs.

DEVELOPMENT AND RESEARCH

Our research and development expenses were approximately $3.0 million, $3.4 million and $5.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, fifteen of our employees were engaged in research and development activities, which include both product development and outcomes research.

DEVELOPMENT

We have announced a major new edition of our product line, which is scheduled for release to the K-12 sector in June 2003. The Fast ForWord Gateway Edition is designed to significantly improve the ease of implementation and use of our products. The Gateway Edition products are designed to:

•	Unify the interface for the major products, making navigation conventions more consistent.

•	Simplify administrative procedures and reduce the time required to enroll students and access reports.

•	Add additional local (non-Internet) progress reporting tools.

•	Provide individualized intervention recommendations based on actual student performance.

•	Add introductory levels to some exercises to enhance student progress.

•	Provide a teacher interface that aligns the Fast ForWord products to state learning standards and selected core reading programs. This will allow classroom teachers to easily relate the development of the cognitive skills of their students facilitated by the Fast ForWord products to their daily classroom instructional work.

•	Permit schools to easily move between the Internet and non-Internet connected versions of the products.

Existing customers who wish to move to the Fast ForWord Gateway Edition will be required to pay an additional charge.

In June 2003 we also plan to expand our supplementary Fast ForWord to Reading series with the introduction of Fast ForWord to Reading 4 (see Products; Products in the Fast ForWord Family above).

RESEARCH

Our research efforts focus on the following areas:

Independent and School-Based Research

We provide support for independent researchers to study the Fast ForWord products. Researchers at universities and other research institutions who wish to conduct pilot studies that have been approved by the appropriate Institutional Review Board are eligible to receive complimentary licenses for Fast ForWord products for use in those pilots.

Currently, school districts throughout the country are independently studying the impact of Fast ForWord products on reading achievement. Many of these studies are focused on outcomes related to state standards and related state assessment programs. We encourage these studies and, when the results are released to us, expect to make them available on our web site, www.scientificlearning.com.

Alternative Protocols

Historically, we have recommended that most major Fast ForWord products be used in accordance with an intensive protocol, usually 90 to 100 minutes a day, 5 days a week, for a period of 4 to 8 weeks. This recommendation is based on brain plasticity research, which demonstrates that completing a set of learning tasks in a frequent, intense timeframe is needed to make the changes in brain functioning that are necessary to improve processing and thereby enhance learning.  However, the 90 to 100-minute protocol generally does not fit easily into a standard school day. In order to permit educators more flexibility to meet their school’s scheduling needs, we are conducting ongoing research to develop and test alternative protocols that require less time each day but still maintain the products’ impact on student performance. We recently released an alternative protocol for the Fast ForWord Middle & High School product, which recommends use for 48 minutes per day over a period of six to ten weeks. Our research shows that this new protocol results in middle and high school students making progress that is substantially similar to that made when using the 90 minute protocol, but requiring approximately two more weeks to complete a comparable level of content. We are continuing work on alternative protocols for our other products. We expect that, generally, the alternative protocols will require the product to be used over a longer period of weeks, but for less time each day.

Product Sequence Study

We are planning a multi-year randomized controlled study on the effects of the use of our products in sequence: first Fast ForWord Language, followed by, in series, Fast ForWord Language to Reading, Fast ForWord to Reading 3 and Fast ForWord to Reading 4. We plan for the study to include a wide variety of students in a broad spectrum of educational settings. We expect to work with a group of independent researchers respected for their technical expertise in reading research and study design, who will monitor the research design, methods and data analyses procedures. We are currently in the study design phase, and we expect to begin student enrollment in the study at the beginning of the 2003 – 2004 school year.

We expect this study to yield additional scientific research-based information over the study period that will provide specific data that we can use to improve current products for specific student populations and learning requirements, build new products, and establish better implementation models for our customers based on student demographics and learning needs.

INTELLECTUAL PROPERTY

We have a broad intellectual property strategy addressing both product technology and product concepts. We aggressively protect our proprietary rights in our products and technology through a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and contractual provisions.

At December 31, 2002, we held 43 issued U.S. patents and 12 pending U.S. applications.  We also held 2 issued patents from other countries and had 18 applications pending abroad.  We were the exclusive licensee under 11 issued U.S. patents, and 5 pending foreign patent applications. The licensed patents and applications are owned by the Regents of the University of California and Rutgers, the State University of New Jersey, and relate to the basic speech and sound modification and adaptive technology developed at those institutions. In 2002, approximately 82% of our product revenues were derived from selling products that use the licensed inventions.

This license requires payment of royalties based upon cumulative net sales of our products, subject to certain minimum royalty amounts. In 2002 and each year thereafter, the minimum royalty payment is $150,000. In 2002 and 2001, we had approximately $723,000 and $635,000, respectively in royalty and milestone expense under the license. The final milestone payment under the license was paid in 2001.

Unless otherwise terminated, the license remains in effect until the later of the expiration of the last-to-expire patent licensed or the abandonment of the last patent application licensed. The licensor may terminate the license agreement if we fail to perform or violate its terms without curing the violation within 60 days of receiving written notice of the violation.

COMPETITION

The educational market in which we operate is very competitive. We believe that the principal competitive factors in the industry are efficacy, ability to deliver measurable results, cost, efficiency of delivery, relationships, ability to provide effective product implementation, and ability to complement and supplement the school curriculum. We believe that we compete favorably on the basis of these factors.

Our products are highly differentiated by their neuroscience basis and their focus on the development of cognitive skills through scientifically-based methods. However, particularly in the K-12 sector, we compete vigorously against other companies offering educational software and other language and reading programs, as well as with providers of traditional methods of teaching language and reading. Many of the companies providing these competitive offerings are much larger than us, are more established in the school market than we are, offer a broader range of products to schools and have greater financial, technical, marketing and distribution resources than we do. In addition, although the traditional approaches to language and reading are fundamentally different from the approach we take, the traditional methods are more widely known and accepted and, therefore, represent significant competition for available funds.

EMPLOYEES

As of December 31, 2002, we had 115 full-time employees. We believe our relations with employees are good. None of our employees is represented by a union or subject to collective bargaining agreements.

FACTORS THAT MAY AFFECT OUR RESULTS OR STOCK PRICE

The following factors as well as other information contained in this Report on Form 10K should be considered in making any investment decision related to our common stock. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected and the trading price of our common stock could decline.

The success of our business depends on increasing acceptance of our products in the K-12 sector.

In 2002, approximately 1,550 schools, or 1% of the schools in the US, used a site license for one or more Fast ForWord products. We believe that most educators who have used Fast ForWord products are “early adopters.” To grow and to become profitable, we need to increase the acceptance of our products among mainstream educational purchasers. We believe that our success in moving our products to the mainstream will depend largely on the following critical factors:

•	Our ability to convince key education decision-makers to use Fast ForWord products even though our methods differ from the way schools have traditionally addressed reading problems. K-12 educational practices are slow to change, and it can be difficult to convince educators of the value of a substantially different approach.

•	Our ability to convince schools and teachers to incorporate our products into their curriculum, despite the substantial amount of time that must be devoted to those products out of the limited school day.

•	Our ability to effectively implement our products in schools and better connect to classroom teachers, in a scaleable and efficient model.

•	The availability of government funding for public schools and for our products in particular. State and local funding for schools has been adversely affected by reductions in tax revenue resulting from the economic downturn. Federal education funding could be adversely affected in the future by the need to reduce other expenditures on account of the military action in Iraq.

•	The extent to which our products qualify for particular sources of funding, particularly funding under the No Child Left Behind Act of 2002 and other specific types of federal education funding.

Our quarterly operating results are susceptible to fluctuations, which could cause our stock price to decline.

Since our formation, our quarterly operating results have fluctuated significantly, and we expect these fluctuations to continue. One reason our quarterly results fluctuate is our long and somewhat unpredictable sales cycle. Our sales cycle is lengthy in part because the nature of our products requires us to provide a significant level of education about our products to decision-makers, because implementing our products involves a significant commitment of time and resources from schools, and because K-12 sales frequently require multiple levels of approval and involve many different departments in a district. In addition, sales to schools are subject to budgeting constraints, which may require schools to find available discretionary funds, obtain grants or wait until subsequent budget cycles. As a result, our sales cycle generally takes several months, and in some cases, can take a year or longer.

In addition, demand for our products is subject to seasonal influences. Historically, in the K-12 sector, our sales in the first quarter have tended to be particularly slow, as have third quarter sales. Demand has been stronger in the second and fourth quarters. The school calendar also affects contract start dates, and hence the timing of revenue recognition. In the private sector, demand for our products tends to be lower during the school year than in the summer, because our products’ intensive nature can be more conducive to use during school vacation. However, our history has been relatively limited, especially in the K-12 sector, and our current seasonal patterns may not be entirely stable.

The quarterly revenue recognized from our sales can also be unpredictable. Our various license and service packages have substantially differing revenue recognition periods, and it is often difficult to predict which license package a customer will purchase, even when the amount and timing of a sale can be projected. See “Management’s Discussion and Analysis – Application of Critical Accounting Policies” for a discussion of our revenue recognition policy. In addition, the timing of a single large order or its implementation can significantly impact the level of sales and revenue in a given quarter.

Our expense levels are based on our expectations of future revenues and are primarily fixed in the short term. We cannot assure you that we will be able to predict our future revenues accurately or that we will be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

We have a history of losses and negative cash flow.

We started operations in February 1996 and have incurred significant operating losses and negative cash flow since inception. At December 31, 2002, we had an accumulated deficit of approximately $81.9 million from inception. During 2002, however, we did generate positive cash flow from operating activities of approximately $3.7 million and reduced our net loss from $19.3 million in 2001 to $10.1 million in 2002. During 2003, we plan to continue to generate positive cash flow from operations and to achieve operating profitability. However, accomplishing these objectives will require achieving aggressive sales goals in a soft K-12 market. To meet our sales targets, we will need to make substantial expenditures. We cannot assure you that we will meet our targets with respect to sales, revenues or operating results.

Our cash flow may be insufficient for us to permit us to repay our outstanding debt when due.

In March 2001, we entered into an agreement with Fleet National Bank for a revolving line of credit of $15 million. At December 31, 2002, we had an outstanding obligation of $5 million under the line. The line of credit is guaranteed by WPV, Inc., an affiliate of Warburg, Pincus Ventures, our major shareholder. To secure our obligation to repay WPV, Inc. any amounts it is required to pay to satisfy its guarantee, we granted WPV, Inc. a security interest in substantially all of our assets. In March 2002, we entered into an agreement with Fleet National Bank and WPV, Inc. to extend the term of the line of credit to June 2004. We repaid $5 million of this debt during 2002.

This indebtedness and security interest could limit our ability to obtain other financing or to react to changes in our business or market. The loan agreement provides that an event of default under the loan occurs upon certain changes in the composition of the board of directors or the acquisition of more than 40% of our stock by a person or group other than Warburg, Pincus or its affiliates. Such a default could occur at a time when we would be unable to repay the loan.

Our directors and executive officers and their affiliates effectively control the voting power of our company.

At March 14, 2003, Warburg, Pincus Ventures, our largest shareholder, owned approximately 48% of the Company’s outstanding stock and, as a whole, our directors and executive officers and their affiliates beneficially owned more than 68% of the Company. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also delay, prevent or deter a change in control of our company.

Our common stock is thinly traded and its price is volatile.

Our common stock trades on the OTC Bulletin Board and our trading volume is limited. For example, during the 4th quarter of 2002, our average daily trading volume was approximately 6,700 shares. The market price of our common stock has been highly volatile since our July 1999 initial public offering and could continue to be subject to wide fluctuations.

On July 22, 2002, we were delisted from the Nasdaq National Market for failure to meet the market capitalization or tangible net assets alternative tests. Our delisting from the Nasdaq National Market may (1) increase the volatility of our stock and affect the price at which we are able to raise capital; (2) reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they could have done in the past; and (3) have a material adverse effect on the price of our common stock.

We may not be able to compete effectively in the education market.

The market in which we operate is very competitive. While the Fast ForWord products are unique in many respects, we vigorously compete with other companies offering educational software products or non-software-based programs to improve reading or language skills. Existing competitors, including large software developers and educational publishers, may continue to broaden their product lines, and new competitors may enter our market. Many competitors have substantially greater financial, technical, marketing and distribution resources than we do. We cannot assure you that we will be able to compete effectively.

We need to continue to develop new products and enhance our current products.

The markets in which we compete are characterized by frequent product introductions and evolving educational standards and approaches. Our future success will depend, in significant part, on our ability to enhance our existing products and develop and successfully introduce new products. We have announced a new edition of our major products, the Fast ForWord Gateway Edition, and the second product in our Fast ForWord to Reading series. We expect both of these to be available in June 2003. We expect to launch additional products in the Fast ForWord to Reading series in 2004. We cannot guarantee that we will meet the projected introduction schedule for future products or that future products will have acceptable margins or be well received in the market.

Our sales to the private channel have declined over the past three years. Further decreases in sales to this channel could adversely affect our business.

Within our private sector channel, the largest proportion of our sales are sales to and through speech and language professionals in private practice (“SLPs”). Selling through and to SLPs was our initial market, but we have shifted our emphasis to the K-12 sector because we believe it has greater growth potential. Our revenues from the private channel have fallen each of the last three years, from $7.2 million in 1999 to $3.6 million in 2002. We expect that sales to the private channel may continue to decline as we continue to focus our limited resources on the K-12 sector.

We rely on our intellectual property rights and may be unable to maintain or protect these rights.

Our ability to compete effectively depends in part on whether we are able to continue to develop and maintain the proprietary aspects of our technology and to operate without infringing on the proprietary rights of others. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights in our products and technology. We cannot assure you that our issued patents will offer protection against competitors with similar technology or that our pending patent applications will result in the issuance of patents.

In addition, we could become party to patent infringement claims, litigation or interference proceedings. These proceedings could result from claims that we are violating the rights of others or may be necessary to enforce or determine the scope of our own rights. Any such proceedings would result in substantial expense and significant diversion of effort by our technical and management personnel. An adverse determination in such proceedings could subject us to significant liabilities or require us to seek licenses from third parties, which may not be available on commercially reasonable terms or at all.

Our most important products are based on licensed inventions owned by two universities. If we were to lose our rights under this license, it would materially harm our business. The licensor may terminate the license if we fail to perform our obligations and do not timely cure the violation. We believe that we are currently in compliance with the license in all material respects.

We are subject to government regulations that could impose additional costs on the conduct of our business.

Our business is potentially subject to or affected by a variety of federal, state and local laws and regulations. These include, without limitation, laws and regulations relating to:

•	government funding for and other matters related to education;

•	licensing of speech and language professionals in private practice and delivery of speech and language testing and remediation services;

•	consumer protection and anti-fraud and related protections, including the regulation of referrals by professionals; and

•	disclosure and accounting for public companies. The Sarbanes-Oxley Act of 2002 requires changes in some of our corporate governance and disclosure and compliance practices. Additional SEC and other regulations are expected. We expect these developments to increase our legal and compliance costs.

Compliance with these and other laws and regulations impose additional costs on the conduct of our business, and failure to comply with these laws and regulations, changes in these laws and regulations, or in their applicability to our business may impose additional costs.

Our charter provisions could have the effect of delaying or preventing corporate takeovers.

Our certificate of incorporation authorizes our board of directors to issue up to 1,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The authority to issue this preferred stock could enable our board of directors to deter acquisitions of our company. Additionally, our certificate of incorporation and bylaws also provide for a classified board of directors, prevent stockholders from acting by written consent, disallow cumulative voting and require advance notice of director nominations and stockholder proposals, all of which could have the effect of delaying or preventing corporate takeovers.

ITEM 2. PROPERTIES

We lease approximately 70,000 square feet of office space in Oakland, California under an eight-year lease that expires in March, 2009. The lease includes an option to expand into an additional 13,000 square feet and two five-year options to extend the term of the lease. We are seeking to sublease portions of this facility. We believe our facilities are more than adequate for our operations currently and will be sufficient to meet our needs for at least the next three years.

ITEM 3. LEGAL PROCEEDINGS

On January 9, 2003 we sent a demand letter to Metropolitan Teaching and Learning Company (“Metropolitan”), claiming that the latter’s use of the term Fast Forward in connection with children’s educational materials infringed our rights in our registered trademark Fast ForWord. On or about January 21, 2003, Metropolitan filed a declaratory relief action in federal court in the Southern District of New York, seeking a judicial declaration that its Fast Forward mark does not infringe our trademarks, as well as attorneys’ fees and other unspecified damages. The complaint was served on us on or about February 7, 2003. We are required to respond to the complaint by April 8, 2003. We believe our positions have merit and intend to pursue the lawsuit vigorously. Because the lawsuit is still in the pre-trial discovery stage, we cannot determine the total expense or possible loss, if any, that may result from this claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS

The following table sets forth various information concerning our executive officers, as of March 19, 2003:

NAME	AGE	POSITION
Robert C. Bowen	61	Chairman and Chief Executive Officer
James R. Bray	58	Vice President, Business Development and Government Affairs
Linda L. Carloni	49	Vice President, General Counsel and Secretary
Glenn G. Chapin	47	Vice President, Sales
Jane A. Freeman	49	Chief Financial Officer, Vice President and Treasurer
Dr. William M. Jenkins	52	Sr. Vice President, Product Development
Dr. Steven L. Miller	39	Sr. Vice President, Research and Outcomes
Gillian M. Rutter	47	Vice President, Operations
Sherrelle J. Walker	56	Chief Education Officer

Robert C. Bowen joined us as Chairman and Chief Executive Officer in June 2002. From 1989 to 2001, he served as a senior executive and officer of National Computer Systems. His last assignment there, from 1995 to 2001, was as President of NCS Education, a leading provider of enterprise software for K-12 school districts. NCS was acquired by Pearson, PLC in July 2002. After retiring from NCS in 2001, Mr. Bowen consulted for various businesses in education until joining us. Previously, Mr. Bowen held senior executive positions with other leading education and publishing companies, including seventeen years with McGraw-Hill. Early in his career, Mr. Bowen was a high school math teacher, a coach, and a school district administrator. Mr. Bowen received his bachelor’s and master’s degrees from the University of Tennessee, Chattanooga.

James R. Bray joined us as Vice President, Business Development and Government Affairs in January 2003. Starting in 1990, Mr. Bray held a variety of executive positions at NCS Pearson and its predecessors in their education, assessment, and testing products businesses. From 1999 through 2002, Mr. Bray was Vice President Business Development of Pearson Education Technologies and its predecessors. During 2001 and 2002, Mr. Bray also served as chairman of NCS Pearson’s corporate marketing committee. During 1998 and 1999 Mr. Bray was Vice President and General Manager of Realskills, an NCS company, and from 1997 to 1998 he was Vice President Business Development Assessment and Testing. Prior to joining NCS, Mr. Bray spent more than 20 years at IBM/Science Research Associates in Chicago, completing his IBM service as vice president of education assessment and testing. Mr. Bray is a former member of the St. Paul (Minn.) School District Foundation and received his bachelor’s degree in marketing from Northwestern University.

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

Dr. William M. Jenkins was elected Senior Vice President, Product Development in November 2000. Dr. Jenkins is a founder and served as our Vice President, Product Development from June 1997 until November 2000. From March 1996 to June 1997, Dr. Jenkins was our Vice President, Research and Development. From 1990 to 1996, Dr. Jenkins was an Adjunct Associate Professor at UCSF. Dr. Jenkins has served on the editorial board in the Systems Plasticity section of Restorative Neurology and Neuroscience. Dr. Jenkins is the principal developer of our current software products. Dr. Jenkins holds a B.S. in Psychology, an M.A. in Psychobiology and a Ph.D. in Psychobiology from Florida State University, with additional post-doctoral training from UCSF.

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

Gillian M. Rutter joined us as Vice President, Operations in October 2002. Prior to joining us, Ms. Rutter had served as vice president of professional and technical services for NCS Learn (Pearson Education) since 2000. From 1994 through 2000, she was the vice president of customer support for NovaNET, an E-learning company. Earlier in her career, Ms. Rutter worked in management and field positions at Jostens Learning, an educational software company. Ms. Rutter began her career as an elementary and middle school teacher and was a master of teacher training in Tucson, Arizona. She holds a bachelor of science in elementary education and a bachelor of science in special education and learning disabled K-12 from the University of Arizona.

Sherrelle J. Walker joined us as Chief Education Officer in July 2002. Prior to joining us, Ms. Walker had served as Vice President Curriculum at NCS Pearson, an educational software company since 1998. During 1998, Ms. Walker was vice president products at American Cybercasting Corporation, which provided on-line curriculum products for teachers and students. Ms. Walker also has more than 25 years experience as an educator and educational administrator, beginning as a teacher in the Hartford Public Schools, and serving as an Assistant Principal, Principal and Director of Secondary Education in the Renton, Washington Public Schools and as Assistant Superintendent of the public schools in Federal Way, Washington. Ms. Walker played a leading role in the development of the Washington State Essential Academic Learning Requirements and has been an adjunct professor at the University of Washington. Ms. Walker completed her BS in teaching at Hampton University in Hampton Virginia, and her MA at the University of Connecticut.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information. Our common stock currently is traded on the OTC Bulletin Board under the symbol “SCIL.” Until July 22, 2002, our common stock was traded on the Nasdaq National Market. The following table sets forth, for the periods indicated, the closing high and low sales prices per share of our common stock as reported on the Nasdaq National Market or the OTC Bulletin Board, as applicable.

2001	High	Low
First quarter	$7.125	$3.188
Second quarter	$3.900	$2.100
Third quarter	$2.250	$1.180
Fourth quarter	$1.750	$1.000
2002
First Quarter	$2.900	$1.110
Second Quarter	$2.001	$1.200
Third Quarter	$1.650	$0.700
Fourth Quarter	$2.400	$1.210

The foregoing reflect inderdealer prices without retail mark-up, mark-down or commission and may not reflect actual transactions.

Holders.

As of February 28, 2003, the approximate number of stockholders of record of our common stock was 157.

Dividend Policy.

We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans.

For information regarding securities authorized for issuance under equity compensation plans, see Item 12.

(b) Not applicable

ITEM 6. SELECTED FINANCIAL DATA

In thousands, except per share amounts

	Year ended December 31,
	2002	2001	2000	1999	1998
Statement of Operations Data:
Revenues:
Products	$19,199	$15,503	$14,052	$9,110	$4,462
Services	1,087	2,386	1,209	1,142	704

Total revenues	20,286	17,889	15,261	10,252	5,166
Cost of revenues:
Products	2,635	2,478	2,291	1,451	784
Services	843	1,607	1,266	1,237	614

Total cost of revenues	3,478	4,085	3,557	2,688	1,398

Gross profit	16,808	13,804	11,704	7,564	3,768
Operating expenses
Sales and marketing	14,554	19,701	20,981	13,568	6,534
Research and development	2,985	3,390	5,680	4,505	3,192
General and administrative	4,776	6,348	5,746	4,454	3,960
Restructuring, lease and asset
impairment write downs	3,365	2,608	492	--	--

Total operating expenses	25,680	32,047	32,899	22,527	13,686
Operating loss	(8,872)	(18,243)	(21,195)	(14,963)	(9,918)
Interest (expense) income, net	(1,332)	(1,053)	1,077	892	(832)
Other income (expense), net	91	21	2	(16)	2

Net loss	($10,113)	($19,275)	($20,116)	($14,087)	($10,748)

Basic and diluted net loss per share	($ 0.65)	($ 1.64)	($ 1.80)	($ 2.24)	($ 3.87)

Shares used in computing basic and
diluted net loss per share	15,641	11,777	11,148	6,279	2,777

Balance Sheet Data:
Cash and cash equivalents	$4,613	$4,610	$818	$15,662	$6,362
Investments in government securities	--	1,169	7,667	13,903	--
Working capital	(8,311)	2,764	7,431	27,397	3,543
Total assets	18,643	23,288	18,953	36,324	9,121
Long-term debt, including current
portion	5,000	10,000	--	--	417
Redeemable convertible preferred
stock	--	--	--	--	18,940
Stockholders’ (deficit) equity (1)	(8,123)	1,411	11,601	29,740	(14, 082)

(1)	We have paid no cash dividends since our inception

20

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our mission is to apply advances in neuroscience and cognitive research to increase human potential. We produce innovative products, tools, and implementation strategies that enable people to build the fundamental cognitive skills required to read and learn. We use technology as appropriate to provide our customers with the applications that allow each learner to progress based on his or her individual needs.

To date, our principal focus has been on the development, marketing and sale of software products that develop the underlying cognitive skills required for reading. Our Fast ForWord® products are a series of reading intervention products that incorporate learning from more than 30 years of brain, language and reading research in order to help children, adolescents and adults build the cognitive skills they need to learn to read or become better readers. The efficacy of our products has been established by extensive outcomes research by independent researchers, our founding scientists and our company. Our primary products are Fast ForWord Language, Fast ForWord Language to Reading, Fast ForWord Reading (to be renamed Fast ForWord to Reading 3) and Fast ForWord Middle & High School.

We have significant proprietary technology. At December 31, 2002, we held 43 issued U.S. patents and 12 pending U.S. applications.  We also held 2 issued patents from other countries and had 18 applications pending abroad.  We were the exclusive licensee under 11 issued U.S. patents and 5 pending foreign patent applications.

To support our products, we provide a combination of on-site and remote training and implementation services; technical, professional and customer support; and a wide variety of Web-based resources, including BrainConnection.com.

Our primary market is US K-12 public schools. We address this market primarily through a direct sales force. Other distribution channels include referrals from speech and language professionals in private practice, direct sales to independent schools and a limited number of independent sales representatives in the public school and adult education markets. In 2002, sales to public schools represented approximately 82% of total revenues compared to 76% in 2001 and 60% in 2000.

Fast ForWord Language, our first product, was launched in April 1997. Since that time we have invested in expanding our product line and sales and marketing activities to support future growth. To date we have not reported a profit. Our goal is to report an operating profit in 2003. During 2001 and early 2002, we significantly reduced personnel and operating expenses. We expect operating costs to increase in 2003 compared to 2002 as our business grows. If we do not meet our revenue targets, we may incur greater losses than expected and we may be forced to further reduce our expenses, which may negatively impact our business.

We have limited visibility on our quarterly revenue and revenue may fluctuate substantially. Approximately 86% of our booked sales for the year ended December 31, 2002 were to public schools. Our sales to the K-12 sector are typically the largest in the second and fourth quarters, coinciding with school spending cycles. Our sales cycle has lengthened as we concentrate on this market and on increasing the size of our average sale. Our various license and service packages have substantially different revenue recognition periods and it is often difficult to predict which license package a customer will purchase even when the amount and timing of a sale can be predicted.

We have announced a major new edition of our product line, which is scheduled for release to the K-12 sector in June 2003. Fast ForWord Gateway Edition is designed to significantly improve the ease of implementation and use of our product. The Gateway Edition will also include a new release of Progress Tracker, our patented Web browser based reporting tool. The new release will include additional capabilities, including intervention alerts, automatic emailing of reports, and standards and basal alignments. Existing customers who wish to move to the Fast ForWord Gateway edition will be required to pay an additional charge. We plan to introduce Fast ForWord to Reading 4, our second product in the Fast ForWord to Reading series that correlates to fourth grade reading standards. We expect sales of these new releases to existing customers to represent less than 5% of revenue in 2003. We expect to introduce additional Fast ForWord to Reading products in 2004.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, assumptions and judgments. We believe that the estimates, assumptions and judgments upon which we rely are reasonable based upon information available to us at the time. The estimates, assumptions and judgments that we make can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates and actual results, our financial statements would have been affected.

The impact of changes in estimates, assumptions and judgments pertaining to revenue recognition, allowance for doubtful accounts, software development costs and long lived assets are most critical to understand and evaluate our reported financial results. A detailed discussion of our use of estimates, assumptions and judgments as they relate to these polices is presented below. We have discussed the application of these critical accounting policies with the Audit Committee of the Board of Directors. See Note 1 to the Financial Statements for additional information regarding our accounting policies.

Revenue Recognition

The Company derives revenue from the sale of licenses to its software and from service fees. Software license revenue is recognized in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition,” (SOP 97-2) as amended by Statement of Position 98-9. SOP 97-2 provides specific industry guidance and four basic criteria, which must be met to recognize revenue. These are: 1) persuasive evidence of an arrangement; 2) delivery of the product; 3) a fixed or determinable fee; and 4) the probability that the fee will be collected. For software orders with multiple elements, we allocate revenue to each element of a transaction based upon its fair value as determined in reliance on “vendor specific objective evidence.” Vendor specific objective evidence of fair value for each element of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is additionally measured by the renewal price. If we cannot objectively determine the fair value of any undelivered element included in bundled software and service orders, we defer revenue until all elements are delivered and all services have been performed, or until fair value can objectively be determined. When the fair value of a license element has not been established, we use the residual method to record license revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

The Company’s revenue recognition policy is also based on the Securities and Exchange Commission’s Staff Accounting Bulletin 101 (SAB 101) that requires companies that provide an ongoing service to recognize revenue over the term of the services agreement.

The value of software licenses and services invoiced during a particular period is recorded as deferred revenue until recognized. Customers license the right to use Fast ForWord software, but do not acquire unlimited rights to the products.

Revenues from the licensing of software are recognized as follows: 1) for perpetual licenses that require ongoing Internet-based participant tracking services, revenue is recognized over the period in which the Company provides such services, typically from 1 to 3 years; 2) for limited term site licenses, revenue is recognized over the life of the license, typically 3 to 12 months; 3) for individual participant licenses, revenue is recognized over the average duration of the product’s use, typically 6 weeks; and 4) for perpetual licenses with no ongoing support requirement, revenue is recognized when the product has been shipped, provided that the fees are fixed or determinable and collectible.

Service revenues are derived from a combination of on-site and remote training and implementation services. Revenue from services is recognized on delivery.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses due to the inability of customers to make payments. These estimates are based on historical experience and, to date, have been approximately 2% of revenue. Cancellations and refunds are allowed in limited circumstances, and such amounts have not been significant. Provisions are made for cancellations and refunds as revenue is recorded.

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

On an ongoing basis, the Company evaluates the net realizable value of the capitalized software development cost by estimating the future revenue to be generated from the product and compares this to the unamortized cost of the product. At December 31, 2002, future revenues from sale of these products are anticipated to be well in excess of the unamortized development costs.

Impairment of Long Lived Assets

The Company regularly reviews the carrying value of loans to current and former officers, capitalized software development costs and property and equipment. We continually make estimates regarding future cash flows to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

RESULTS OF OPERATIONS The following table sets forth, for the periods indicated, various financial data expressed as a percentage of revenues (unless otherwise noted).

	Year ended December 31,
	2002	2001	2000
Revenues:
Products	95%	87%	92%
Services	5	13	8

Total revenues	100	100	100
Cost of revenues:
Cost of products(1)	14	16	16
Cost of services (2)	78	67	105

Total cost of revenues	17	23	23

Gross profit	83	77	77
Expenses:
Sales and marketing	72	110	138
Research and development	15	19	37
General and administrative	23	35	38
Restructuring, lease and asset
impairment write downs	17	15	3

Total operating expenses	127	179	216
Operating loss	(44)	(102)	(139)
Interest (expense) income, net	(6)	(6)	7
Other income (expense), net	--	--	--

Net loss	(50)%	(108)%	(132)%

(1)	Product costs are expressed as a percentage of product revenues.

(2)	Service costs are expressed as a percentage of service revenues.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues

Revenues increased 13% to $20.3 million for 2002, compared to $17.9 million for 2001. Product revenues (which we previously referred to as program revenues) increased 24% to $19.2 million for 2002, compared to $15.5 million in 2001. Product revenues increased from the K-12 sector and, as expected, decreased from the private sector. Service revenues decreased 54% to $1.1 million in 2002, compared to $2.4 million in 2001. In 2002, we revamped our service business to offer training and implementation services at a lower price than in 2001. In addition, we sold fewer training days than in 2001 as the percentage of our business from existing customers increased. Existing customers are less likely to buy services. K-12 sector revenues were 82% of total revenues in 2002, compared to 76% for 2001. Revenues from the private sector were 18% of total revenues for 2002, compared to 24% in 2001.

Booked sales increased by 35% to $28.3 million for 2002, compared to $20.9 million in 2001. Booked sales is a non-GAAP financial measure that we believe to be a useful measure of the current level of business activity both for management and for investors. Booked sales equals the total value (net of allowances) of software and services invoiced in the period. Because a significant portion of our software license revenue is recognized over a period of months, booked sales is a better indicator of current selling activity. The Company records booked sales and deferred revenue when all of the requirements for revenue recognition have been met, other than the requirement that the revenue for software licenses and services has been earned.

In the K-12 sector booked sales increased by 52% to $24.4 million compared to $16.0 million in 2001. The K-12 sector represented 86% of booked sales in 2002 compared to 76% in 2001. During the year, the company sold 809 site license packages to the K-12 sector, compared to 921 site licenses in 2001. The average sale per school increased in 2002 compared to 2001 since we did not repeat a lower priced sampling package in 2002. In addition, perpetual licenses, which have a higher average price per school, have become a more significant portion of our sales mix. Booked sales to the private sector were down 21% compared to 2001. We expect sales to the private sector to continue at about the same level in 2003.

Deferred revenue rose to $15.6 million at December 31, 2002, an increase of 105% compared to $7.6 million in 2001. In 2003 we expect deferred revenue to grow more slowly than in 2002, because a higher proportion of our business is expected to come from the sale of services and we believe that our mix of perpetual and term licenses has stabilized. The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the years ended December 31, 2002 and 2001, respectively.

	Year ended December 31,
(in thousands)	2002	2001
Booked sales	$28,272	$20,924
Less revenues	20,286	17,889

Net increase in current and long-term deferred revenue	7,986	3,035
Current and long-term deferred revenue beginning of the year	7,598	4,563

Current and long-term deferred revenue end of the year	$15,584	$7,598

Cost of Revenues

Total cost of revenues decreased by $607,000, to $3.5 million for 2002, compared to $4.1 million in 2001. As a percentage of revenues, total cost of revenues decreased to 17% compared to 23% for 2001. The improvement in gross margins is primarily due to the increased proportion of products in our revenue mix. Cost of products consists of manufacturing, packaging and fulfillment costs, amortization of capitalized software, royalties and technical support costs. Cost of product revenues decreased to 14% in 2002, compared to 16% in 2001. The reduction was primarily due to lower customer support costs as a result of improved product usability and a decline in sales to the private sector, as well as slightly lower royalty costs. Service costs consist primarily of costs to provide customer training including personnel, materials and travel. In 2002, cost of service revenues increased to 78% of service revenues, up from 67% in 2001, primarily due to lower service prices. In 2002, we primarily used per diem consultants rather than full time employees to provide training services.

Sales and Marketing Expenses

Sales and marketing expenses consist principally of salaries and compensation paid to employees engaged in sales and marketing activities, advertising and promotional materials, public relations costs and travel. At December 31, 2002, we had 26 quota-bearing sales personnel selling to public schools. Sales and marketing expenses decreased $5.1 million, or 26%, to $14.6 million in 2002 compared to 2001. The decrease is primarily attributable to a decrease in personnel in the marketing department, as well as lower spending on conferences, trade shows and marketing materials. We expect sales and marketing expense to increase slightly in 2003 to support a projected increase in booked sales in the public school market.

Research and Development Expense

Research and development expenses principally consist of salaries and compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs. Research and development expenses decreased $405,000, or 12%, to $3.0 million for 2002, compared to 2001. The decrease in research and development expenses was due to a reduction in research and development staff as we continued to reduce spending on activities other than improving our core products. Once technological feasibility has been established, costs associated with the development of a product are capitalized. In 2002, $116,000 in software development costs were capitalized, compared to $1.2 million in 2001. We expect research and development expenses to increase in 2003 in conjunction with the launch our new Fast ForWord Gateway Edition and other investments in new products.

General and Administrative Expenses

General and administrative expenses principally consist of salaries and compensation paid to Company executives and other employees. These expenses also include travel expenses for these employees, as well as outside legal and accounting fees. General and administrative expenses decreased $1.6 million or 25%, to $4.8 million in 2002, compared to $6.3 million in 2001. The decrease was mostly attributable to decreases in personnel and legal costs. We anticipate that these costs will remain at a comparable level in 2003.

Restructuring, Lease and Asset Impairment Write Downs

For the year ended December 31, 2002 management approved a plan to further restructure operations by reducing the workforce while continuing to focus on the public school market. In connection with the plan, the Company recorded restructuring, lease and asset impairment charges of $3.4 million in operating expenses. The restructuring resulted in a workforce reduction of approximately 30 employees and a total charge to operations for severance benefits of $1.1 million. All affected employees had been terminated or notified of their severance benefits by December 31, 2002. Most of the employees affected by the workforce reduction were located in our Oakland office in the marketing or customer service departments. We expect the restructuring will result in an operating expense reduction of approximately $1.9 million annually. As of December 31, 2002, termination benefits totaling $632,000 had been paid to employees terminated in 2001 or 2002. The balance in accrued severance benefits at December 31, 2002 will be paid to employees by August 31, 2003.

Due to continued weakness in the commercial real estate market the Company recorded an additional charge for excess office space at our corporate office of $2.3 million. This charge reflects adjustments to the assumptions on which the 2001 write down for excess office space had been made, including our assumptions regarding the time period that the excess office space would be vacant and any potential sublease terms. The Company calculated the estimated costs for the additional facilities restructuring charge based on current market information provided by a commercial real estate broker. Based on this information we assumed that no subtenant would be found over the next two years. During the year ended December 31, 2002, $759,000 was paid against the reserve established in 2001 for excess office space. The $3.0 million accrued at December 31, 2002 will be paid over the next two years.

The following table sets forth the restructuring activity during the year ended December 31, 2002 (in thousands).

	Accrued restructuring costs, December 31, 2001	Restructuring Charges	Cash paid	Accrued restructuring costs, December 31, 2002
Lease obligation	$1,458	$2,306	$(759)	$3,005
Severance benefits	82	1,059	(632)	509

Total	$1,540	$3,365	$(1,391)	$3,514

Provision for Income Taxes

We have recorded no provision for income taxes as we have incurred losses since inception. At December 31, 2002, we had net operating loss carryforwards for federal income tax purposes of approximately $72.8 million. Unutilized net operating loss carryforwards will expire in years 2011 through 2022. Utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986. Previous or future equity transactions may result in such an ownership change. The annual limitation may result in the expiration of net operating losses before they become available to reduce future tax liabilities. At December 31, 2002, we had approximately $29.5 million of deferred tax assets, comprised primarily of net operating loss carryforwards. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

Interest Income and Expense

In 2002 we recorded $1.5 million in interest expense and $0.2 million in interest income compared to $1.4 million in interest expense and $0.4 million in interest income in 2001. Interest expense included amortization of the estimated value of a stock warrant issued to WPV, Inc., an affiliate of Warburg, Pincus Ventures, a significant stockholder of the Company, for providing an unlimited guarantee for our bank line of credit. The estimated value of the warrant at the date of issuance was $3.6 million and is being amortized by a charge to interest expense over the three-year term of the guarantee. Amortization for the years ended December 31, 2002 and 2001 was $1.2 million and $1.0 million, respectively. The slightly higher net interest expense in 2002 was not only a result of higher amortization of deferred financing costs, but also a result of lower interest income resulting from the sale of all of our investment in government securities in the first quarter of 2002.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues

Total revenues increased by $2.6 million, or 17%, to $17.9 million in 2001 compared to 2000. Product revenue increased by $1.4 million, or 10%, to $15.5 million in 2001 compared to 2000 as a result of a 43% increase in revenue from the K-12 sector. The increase was partially offset by a 23% decline in revenue from the private sector. Service revenues increased by $1.2 million, or 97%, to $2.4 million due to an increase in the number of training sessions for the K-12 sector, partially offset by a decline in trainings for the private sector.

Booked sales increased $5.3 million, or 34%, to $20.9 million in 2001 compared to 2000. Booked sales is a non-GAAP financial measure that we believe to be a useful measure of the current level of business activity both for management and for investors. Booked sales equals the total value (net of reserves) of software and services invoiced in the period. Because a significant portion of our software license revenue is recognized over a period of months, booked sales is a better indicator of current selling activity. The Company records booked sales and deferred revenue when all of the requirements for revenue have been met other than the requirement that the revenue for software licenses and services has been earned.

Booked sales to the K-12 sector rose 54% and represented approximately 76% of booked sales in 2001 compared to approximately 69% in 2000. The increase was primarily due to an increase in the number of site license packages sold to public and private schools. The Company sold 921 site license packages in 2001 compared to 332 in 2000. Booked sales to the private sector declined 7% in 2001 compared to 2000.

Deferred revenue was $7.6 million at December 31, 2001, an increase of 67% compared to $4.6 million in 2000. The following reconciliation table sets forth our booked sales, revenue and change in deferred revenue for the years ended December 31, 2001 and 2000, respectively.

	Year ended December 31,
(in thousands)	2001	2000
Booked sales	$20,924	$15,619
Less revenues	17,889	15,261

Net increase in current and long-term deferred revenue	3,035	358
Current and long-term deferred revenue beginning of the year	4,563	4,205

Current and long-term deferred revenue end of the year	$7,598	$4,563

Cost of Revenues

Total cost of revenues increased by $0.5 million, or 15%, to $4.1 million in 2001 compared to 2000. As a percentage of revenues, cost of revenues in 2001were approximately equal to 2000 at 23%. Cost of products consists of manufacturing, packaging and fulfillment costs, amortization of capitalized software, royalties and technical support costs. Cost of product revenues was unchanged at 16% of product revenues for both 2001 and 2000. Service costs consist primarily of cost to provide training seminars including personnel, materials and travel. Cost of service revenues decreased to 67% of service revenues in 2001 down from 105% in 2000. The reduction was attributed to greater efficiencies from combining individual school training seminars within a district.

Sales and Marketing Expenses

Sales and marketing expenses decreased $1.3 million, or 6%, to $19.7 million in 2001 compared to 2000. The decrease was primarily attributable to a reduction in spending on advertising and trade shows. At December 31, 2001, we had 25 quota-bearing sales personnel selling to public schools.

Research and Development Expenses

Research and development expenses decreased $2.3 million, or 40%, to $3.4 million in 2001 compared to 2000. The decrease was due to a significant reduction in research and development staff as we decreased our spending on activities other than improving our core products. Once technological feasibility has been established, costs associated with the development of a product are capitalized. For the years ended December 31, 2001 and 2000 we capitalized $1.2 million and $1.5 million, respectively.

General and Administrative Expenses

General and administrative expenses increased $0.6 million, or 10%, to $6.3 million in 2001 compared to 2000. The increase was attributed to cost associated with moving to our new facility.

Restructuring, Lease and Asset Impairment Write Down

In 2001 management approved a plan to restructure operations including consolidating operations to focus on the K-12 market. In connection with the plan, the Company recorded a restructuring, lease and asset impairment charge of $2.6 million in operating expenses. The restructuring resulted in a workforce reduction of approximately 50 employees and a total charge to operations for severance benefits of $456,000. All affected employees had been terminated or notified of their severance benefits as of December 31, 2001. As of December 31, 2001, termination benefits totaling $374,000 had been paid to employees. Along with reducing the number of employees, the Company recorded an asset impairment charge of $361,000 to write down the value of long-lived assets to net realizable value. The write down included the remaining capitalized development cost for ReWord™. This product specifically targets the adult market, which is not our focus. As well, we reduced the value of furniture and leasehold improvements related to excess office space.

The Company recorded $1.8 million as a charge to operations in conjunction with excess unoccupied office space in its current and former corporate office facilities. For our current facility the cost included a portion of the lease liability and brokerage fees reduced by estimated sublease income over the remaining lease term. The estimated cost of excess lease facilities and the estimated value of the sublease were based on market information provided by a commercial real estate brokerage firm. At December 31, 2001 accrued liabilities included $1.5 million relating to the excess office space and termination benefits.

The following table sets forth the restructuring activity during the year ended December 31, 2001 (in thousands).

	Charged to restructuring expense in 2001:	Cash paid	Asset write downs	Accrued restructuring costs at December 31, 2001
Lease impairment costs	$1,791	$(333)	$--	$1,458
Asset write-downs	361	--	(361)	--
Severance benefits	456	(374)	--	82

Total	$2,608	$(707)	$(361)	$1,540

In 2000 the Company implemented a restructuring program, resulting in a charge of $492,000. Under the plan we reduced our workforce by 22 employees and incurred legal costs of $200,000 and asset impairment charges of $164,000. All such amounts had been paid or written off at December 31, 2000.

Deferred Compensation

Deferred compensation represents the difference between the exercise price and the deemed fair value of certain stock options granted to employees through December 31, 1999. The amount has being amortized by charges to operations over the vesting periods of the individual stock options. Deferred compensation was fully amortized at December 31, 2001. The amortization amounted to $72,000 and $429,000 for the years ended December 31, 2001 and 2000, respectively. The charges were recorded within the operating expense categories of the individuals that gave rise to the charges.

Interest Income and Expense

In 2001 we recorded $1.4 million in interest expense and $0.4 million in interest income compared to $1,000 in interest expense and $1.1 million in interest income in 2000. The shift was a result of lower cash levels, amortization of deferred financing costs and interest paid on the line of credit from Fleet National Bank in 2001. In March 2001 a stock warrant was issued to WPV, Inc., an affiliate of Warburg, Pincus Ventures, a significant stockholder of the Company, for providing an unlimited guarantee for our bank line of credit. The estimated value of the warrant at the date of issuance was $3.6 million and is being amortized by a charge to interest expense over the three-year term of the guarantee. Amortization for the year ended December 31, 2001 was $1.0 million.

Liquidity and Capital Resources

	Year ended December 31,
(dollars in thousands)	2002	2001	2000
Cash provided by (used in) operating activities	$3,717	$(12,487)	$(19,450)
Cash provided by investing activities	$849	$912	$3,058
Cash (used in) provided by financing activities	$(4,563)	$15,367	$1,548

Net cash provided by operating activities was $3.7 million in 2002 compared to cash used in operating activities of $12.5 million and $19.5 million for the two years ended December 31, 2001 and 2000, respectively. The $16.2 million decrease in cash used in 2002 was primarily attributable to an increase in booked sales and a decrease in expenses in sales and marketing and general and administrative, together with increases in accrued liabilities. The increase in accrued liabilities was mostly attributed to restructuring costs to be paid in future periods (see Restructuring, Lease and Asset Impairment Write-Downs above). The increase in booked sales is attributable to the increase in perpetual license sales to the K-12 sector, which are typically recognized over a 12-month period. We expect that the cash from operations will continue to be positive in 2003 based on our expectations of increased sales and continued expense control. If we are unable to meet our sales and revenue targets, or our expenses are higher than our current plans, our cash generation could be less than planned, or we could consume cash.

Net cash provided by investing activities was $0.8 million, $0.9 million and $3.1 million for the years ended December 31, 2002, 2001 and 2000, and was primarily generated from the sale of government securities. This was partially offset by an increase in capitalized software development costs of $1.2 million and $1.5 million for the years ended December 31, 2001 and 2000, and purchase of property and equipment of $1.4 million and $1.2 million for the years ended December 31, 2001 and 2000. In addition, in 2001 we made loans to current and former officers totaling $3.1 million.

Net cash used in financing activities was $4.6 million for 2002 mostly attributed to repayment of borrowing under our line of credit. The average interest rate for the year under the line of credit was 2.7%. In 2001 and 2000 net cash provided by financing activities was $15.4 million and $1.5 million, respectively. Net cash provided by financing activities in 2001 was from the proceeds of issuance of common stock and from borrowing under our line of credit. Net cash provided by financing activities in 2000 was primarily due to the exercise of stock options.

As of December 31, 2002, we had cash and cash equivalents of $4.6 million. We believe that our cash and cash equivalents, combined with the available borrowing capacity under the Fleet National Bank facility will be sufficient to finance our operations and planned capital expenditure requirements over the next 12 months. To date the Company has paid no dividends. We have no plans to initiate dividends in the foreseeable future.

We currently have an outstanding balance of $5 million on our line of credit with Fleet National Bank. The total credit line is $15 million. In March 2002, the agreement was extended to June 30, 2004. WPV, Inc., an affiliate of Warburg Pincus Ventures, a significant stockholder of the Company, has provided an unlimited guarantee for the facility. The guarantee expires in March 2004.

We also have a non-cancelable lease agreement for our corporate office facilities. The minimum lease payment on our office facility is approximately $174,000 per month in 2003. The base lease payment increases at a compound annual rate of 3%. The lease terminates in March 2009.

The following summarizes the Company’s outstanding borrowings and contractual obligations at December 31, 2002 and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Total	Less than 1 year	1 - 3 years	4 - 8 years
Borrowing under bank line of credit	$5,000	$--	$5,000	$--
Non-cancelable operating leases	14,823	2,091	4,527	8,205
Minimum royalty payments	1,050	150	300	600

Total	$20,873	$2,241	$9,827	$8,805

At December 31, 2002 we have accrued $3.0 million of future non-cancelable operating lease payments included above on excess office space.

Loans to Current and Former Officers

In March 2001 we made full recourse loans to certain officers of the Company totaling $3.1 million. The total receivable at December 31, 2002 and 2001 was $3.4 million and $3.2 million respectively. Accrued interest of $265,000 and $112,000 for the years ended December 31, 2002 and 2001 was included in Other Assets on the Balance Sheet. In 2002 some of the officers left the Company. The Notes are full recourse loans secured by shares of the Company’s Common Stock owned by the current and former officers. The loans bear interest at 4.94%. Principal and interest are due December 31, 2005.

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146 (“SFAS 146"), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with an exit or disposal activity and requires such costs to be recognized when the liability is incurred. Previous guidance in EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Certain Costs Incurred in a Restructuring)” required that a liability for an exit cost be recognized at the date of a company’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated by a company after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company’s financial position or results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS 123 to provide alternative methods of transition to SFAS 123‘s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. Since we account for our stock-based compensation under APB 25, and have no current plans on switching to SFAS 123, the impact of SFAS 148 will be limited to the interim reporting of the effects on net income and earnings per share if the Company accounted for stock-based compensation under SFAS 123. SFAS 148 is effective for fiscal years ending after December 15, 2002.

In November 2002, the EITF reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The Company is evaluating the impact of this consensus on the Company’s financial position and operating results.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the rate of interest we will pay on our revolving credit facility with Fleet National Bank (Fleet). Interest rates on loans extended under that facility are at LIBOR (London Interbank Offered Rate) plus one percent, or at Fleet’s “Base Rate” at our choice. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at December 31, 2002 would not have a material affect on our expenses or loss.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Scientific Learning Corporation

We have audited the accompanying balance sheets of Scientific Learning Corporation (the “Company”) as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial statement schedule included in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scientific Learning Corporation at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the selected financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ERNST & YOUNG LLP

Walnut Creek, California
February 7, 2003,

Scientific Learning Corporation Balance Sheet (In thousands, except share and per share amounts)

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$4,613	$4,610
Investments in government securities	--	1,169
Accounts receivable, net of allowance for doubtful accounts
$270 and $248 at December 31, 2002 and 2001, respectively	4,867	5,754
Prepaid expenses and other current assets	1,340	1,288

Total current assets	10,820	12,821
Property and equipment, net	1,198	2,156
Notes receivable from current and former officers	3,114	3,114
Other assets	3,511	5,197

Total assets	$18,643	$23,288

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$287	$444
Accrued liabilities	5,411	3,548
Deferred revenue	13,433	6,065

Total current liabilities	19,131	10,057
Borrowings under bank line of credit	5,000	10,000
Deferred revenue, long-term	2,151	1,533
Other liabilities	484	287

Total liabilities	26,766	21,877
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value:
Authorized shares - 1,000,000
Issued and outstanding shares - none in 2002 and 2001	--	--
Common stock, $0.001 par value:
Authorized shares - 40,000,000
Issued and outstanding shares -15,879,083 in 2002 and 15,475,619 in 2001	73,771	73,192
Accumulated deficit	(81,894)	(71,781)

Stockholders’ (deficit) equity:	(8,123)	1,411

Total liabilities and stockholders’ (deficit) equity	$18,643	$23,288

See accompanying notes. 33

Scientific Learning Corporation Statement of Operations (In thousands, except per share amounts)

	Year ended December 31,
	2002	2001	2000
Revenues:
Products	$19,199	$15,503	$14,052
Services	1,087	2,386	1,209

Total revenues	20,286	17,889	15,261
Cost of revenues
Cost of products	2,635	2,478	2,291
Cost of services	843	1,607	1,266

Total cost of revenues	3,478	4,085	3,557

Gross profit	16,808	13,804	11,704
Expenses:
Sales and marketing	14,554	19,701	20,981
Research and development	2,985	3,390	5,680
General and administrative	4,776	6,348	5,746
Restructuring, lease and asset
impariment write downs	3,365	2,608	492

Total operating expenses	25,680	32,047	32,899

Operating loss	(8,872)	(18,243)	(21,195)
Interest (expense) income, net	(1,332)	(1,053)	1,077
Other income	91	21	2

Net loss	$(10,113)	$(19,275)	$(20,116)

Basic and diluted net loss per share	$(0.65)	$(1.64)	$(1.80)

Shares used in computing basic and
diluted net loss per share	15,641	11,777	11,148

See accompanying notes. 34

Scientific Learning Corporation Statements of Stockholders’(Deficit) Equity (In thousands, except share amounts)

	Common Stock		Deferred	Accumulated	Total Stockholders’
	Shares	Amount	Compensation	Deficit	(Deficit) Equity
Balances at December 31, 1999	10,507,185	$62,696	$(566)	$(32,390)	$29,740
Issuance of common stock under stock option plan	734,955	706	—	—	706
Issuance of stock under employee stock purchase plan	94,240	842	—	—	842
Reduction of deferred compensation relating to cancelled stock options	—	(65)	65	—	—
Amortization of deferred compensation	—	—	429	—	429
Net loss and comprehensive loss	—	—	—	(20,116)	(20,116)

Balances at December 31, 2000	11,336,380	64,179	(72)	(52,506)	11,601
Issuance of common stock under stock option plan	7,395	29	—	—	29
Issuance of common stock under employee stock purchase plan	131,844	374	—	—	374
Issuance of common stock in a private placement, net of offering costs	4,000,000	4,964	—	—	4,964
Issuance of common stock warrants in connection with guarantee of line of credit	—	3,647	—	—	3,647
Amortization of deferred compensation	—	—	72	—	72
Net loss and comprehensive loss	—	—	—	(19,275)	(19,275)

Balance December 31, 2001	15,475,619	$73,192	$	$(71,781)	$1,411
Issuance of common stock under stock option plan	274,471	318	—	—	318
Issuance of common stock under employee stock purchase plan	116,861	119	—	—	119
Compensation charge relating to granting of common stock options	—	122	—	—	122
Stock issue in exchange for services	12,132	20	—	—	20
Net loss and comprehensive loss	—	—	—	(10,113)	(10,113)

Balance December 31, 2002	15,879,083	$73,771	$—	$(81,894)	$(8,123)

See accompanying notes 35

Scientific Learning Corporation Statement of Cash Flows (In thousands)

	Year ended December 31,
	2002	2001	2000
Operating Activities:
Net loss	$(10,113)	$(19,275)	$(20,116)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,082	1,262	1,014
Amortization of software development costs	666	493	384
Amortization of deferred financing costs	1,216	984	--
Stock based compensation	142	--	--
Amortization of deferred compensation	--	72	429
Asset impairment write downs	50	360	--
Changes in operating assets and liabilities:
Accounts receivable	887	(1,029)	(1,253)
Prepaid expenses and other current assets	(52)	121	(676)
Accounts payable	(157)	(704)	346
Accrued liabilities	1,813	2,071	111
Deferred revenues	7,986	3,035	358
Other liabilities	197	123	(47)

Net cash provided by (used in) operating activities	3,717	(12,487)	(19,450)
Investing Activities:
Sale of government securities	1,169	6,498	6,236
Purchases of property and equipment, net	(124)	(1,445)	(1,181)
Notes receivable from current and former officers	--	(3,114)	--
Increase in capitalized software development costs	(116)	(1,153)	(1,452)
(Increase) decrease in other non-current assets	(80)	126	(545)

Net cash provided by investing activities	849	912	3,058
Financing Activities:
Proceeds from issuance of common stock, net	437	5,367	1,548
Borrowings under bank line of credit	4,000	14,000	--
Repayments of borrowings under bank line of credit	(9,000)	(4,000)	--

Net cash (used in) provided by financing activities	(4,563)	15,367	1,548

Increase (decrease) in cash and cash equivalents	3	3,792	(14,844)
Cash and cash equivalents at beginning of year	4,610	818	15,662

Cash and cash equivalents at end of year	$4,613	$4,610	$818

Supplemental disclosure
Interest paid	$294	$432	$--

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock warrants in connection with guarantee
of line of credit	$--	$3,647	$--

See accompanying notes. 36

Notes to Financial Statements

1. Summary of Significant Accounting Policies

Description of Business

Scientific Learning Corporation (the “Company”) was incorporated on November 30, 1995 in the State of California and was reincorporated on May 2, 1997 in the State of Delaware. The Company commenced operations in February 1996. We develop, market and sell software products that develop underlying cognitive skills required for reading and learning. Our Fast ForWord® products are a series of reading intervention products that incorporate learning from more than 30 years of brain, language and reading research in order to help children, adolescents and adults build the cognitive skills that enable successful reading. We sell primarily to K-12 public schools. We also sell through speech and language professionals and to private schools and clinics. To support our products, we provide a combination of on-site and remote training and implementation services, as well as technical, professional and customer support and a wide variety of Web-based resources.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent that there are material differences between these estimates and actual results, our financial statements could be affected.

Revenue Recognition

The Company derives revenue from the sale of licenses to its software and from service fees. Software license revenue is recognized in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition,” (SOP 97-2) as amended by Statement of Position 98-9. SOP 97-2 provides specific industry guidance and four basic criteria, which must be met to recognize revenue. These are: 1) persuasive evidence of an arrangement; 2) delivery of the product; 3) a fixed or determinable fee; and 4) the probability that the fee will be collected. For software orders with multiple elements, we allocate revenue to each element of a transaction based upon its fair value as determined in reliance on “vendor specific objective evidence.” Vendor specific objective evidence of fair value for each element of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is additionally measured by the renewal price. If we cannot objectively determine the fair value of any undelivered element included in bundled software and service orders, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined. When the fair value of a license element has not been established, we use the residual method to record license revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

The Company’s revenue recognition policy is also based on the Securities and Exchange Commission’s Staff Accounting Bulletin 101 (SAB 101) that requires companies that provide an ongoing service to recognize revenue over the term of the services agreement.

The value of software licenses and services invoiced during a particular period is recorded as deferred revenue until recognized. Customers license the right to use Fast ForWord software, but do not acquire unlimited rights to the products.

Revenues from the licensing of software are recognized as follows: 1) for perpetual licenses that require ongoing Internet-based participant tracking service, revenue is recognized over the period in which the Company provides such services, typically from 1 to 3 years; 2) for limited term site licenses, revenue is recognized over the life of the license, typically 3 to 12 months; 3) for individual participant licenses, revenue is recognized over the average duration of the product’s use, typically 6 weeks; and 4) for perpetual licenses with no ongoing support requirement, revenue is recognized when the product has been shipped, provided that the fees are fixed or determinable and collectible.

Notes to Financial Statements

1. Summary of Significant Accounting Policies (continued)

Service revenues are derived from a combination of on-site training and implementation services. Revenue from services is recognized on delivery.

Accounts Receivable

The Company conducts business primarily with public school districts and speech and language professionals in the United States. Ongoing credit evaluations are performed on customers and collateral is generally not required. Allowances for uncollectible accounts are made for potential credit issues based on past experience and management assessment of current risks.

Software Development Costs

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards (“FAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. The Company capitalized $116,000 and $1.2 million of software development costs for the years ended December 31, 2002 and 2001, respectively. Software costs are amortized to cost of revenues over the estimated useful life of the software, which is three years: amortization was $666,000, $493,000 and $384,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Long-Lived Assets

On January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes certain provisions of APB 30 "Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed of.” There was not a cumulative transition adjustment upon adoption. In accordance with SFAS 144, the Company evaluates long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less.

Investments in Government Securities

The Company classifies all of its investments as available-for-sale securities. These investments consisted of United States Government and Federal Agency securities, which were carried at amounts, which approximate fair value, with unrealized gains and losses on such securities reflected as other comprehensive income (loss) in stockholder’s equity (deficit) until disposition. Unrealized gains and losses have not been material. Realized gains and losses on investments in government securities are included in interest income. There were no realized gains or losses in the years ended December 31, 2002 or 2001. Amortized cost approximated the fair market value of the available-for-sale securities at December 31, 2001. At December 31, 2002 there were no investments in government securities.

Notes to Financial Statements

1. Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, investments in government securities, accounts receivable, notes receivable from current and former officers, and accounts payable approximate fair value. The Company determined the fair value of its investments in government securities based on quoted market prices.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Accounting for Stock-Based Compensation

The Company accounts for stock issued to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123 (“SFAS 123"), "Accounting for Stock-Based Compensation" and SFAS No. 148 (“SFAS 148"), "Accounting for Stock-Based Compensation – Transition and Disclosure". Under APB 25, compensation expense of fixed stock options is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the option. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and EITF No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Pro Forma Disclosures of the Effect of Stock-Based Compensation

Pro forma information regarding the results of operations and net loss per share is determined as if the Company had accounted for its employee stock options using the fair value method. The fair value of each option granted is estimated on the date of grant using the Black Scholes valuation model. The risk-free interest rate was 3.0%, 4.5% and 5.8% for the years ended December 31, 2002, 2001 and 2000, respectively. The weighted average expected life of all options granted in 2002, 2001 and 2000, was 5 years. No dividend and a volatility factor of 85% were used.

The Company has elected to use the intrinsic value method in accounting for its employee stock options because, as discussed below, the alternative fair value accounting requires the use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value of the estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Notes to Financial Statements

1. Summary of Significant Accounting Policies (continued)

Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black Scholes valuation model, the Company’s net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Net loss, as reported	$(10,113)	$(19,275)	$(20,116)
Add: Stock-based employee compensation expense included in the determination of net loss, as reported	142	72	429

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,472)	(3,066)	(3,077)

Net loss, proforma	$(12,443)	$(22,269)	$(22,764)

Basic and diluted net loss per share, as
reported	$(0.65)	$(1.64)	$(1.80)

Basic and diluted net loss per share, pro
forma	$(0.80)	$(1.89)	$(2.04)

The weighted-average grant-date fair value of options granted was $.90, $2.51 and $10.70 for grants made during years ended December 31, 2002, 2001 and 2000, respectively.

The pro forma impact of options on the net loss for the years ended December 31, 2002, 2001 and 2000, is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $4,000, $61,000 and $1.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

Net Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirement of FAS No. 128, “Earnings per Share” (“FAS 128"). Basic earnings per share have been computed using the weighted-average number of shares outstanding during the period and excludes any dilutive effects of stock options, warrants, and convertible securities. Potentially dilutive securities have been excluded from the computation of diluted net loss per share, as their inclusion would be antidilutive.

Notes to Financial Statements

1. Summary of Significant Accounting Policies (continued)

If the Company had reported net income, the calculation of diluted earnings per share would have included approximately an additional 64,000, 36,000, and 463,000 common equivalent shares (computed using the treasury stock method) related to the outstanding options and warrants not included above for the years ended December 31, 2002, 2001 and 2000, respectively.

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146 (“SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with an exit or disposal activity and requires such costs to be recognized when the liability is incurred. Previous guidance in EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Certain Costs Incurred in a Restructuring)” required that a liability for an exit cost be recognized at the date of a company’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated by a company after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company’s financial position or results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS 123 to provide alternative methods of transition to SFAS 123‘s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. Since we account for our stock-based compensation under APB 25, and have no current plans on switching to SFAS 123, the impact of SFAS 148 will be limited to the interim reporting of the effects on net income and earnings per share if the Company accounted for stock-based compensation under SFAS 123. SFAS 148 is effective for fiscal years ending after December 15, 2002.

In November 2002, the EITF reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The Company is evaluating the impact of this consensus on the Company’s financial position and operating results.

Reclassifications

Certain reclassifications have been made to the prior year balances to conform to the current presentation.

2. Restructuring, Lease and Asset Impairment Write Downs

For the year ended December 31, 2002 management approved a further plan to restructure operations by reducing the workforce while continuing to focus on the public school market. In connection with the plan, the Company recorded restructuring, lease and asset impairment charges of $3.4 million in operating expenses. The restructuring resulted in a workforce reduction of approximately 30 employees and a total charge to operations for severance benefits of $1.1 million. All affected employees had been terminated or notified of their severance benefits by December 31, 2002. Most of the employees affected by the workforce reduction were located in our Oakland office in the marketing or customer service departments. We expect the restructuring will result in an operating expense reduction of approximately $1.9 million annually. As of December 31, 2002, termination benefits totaling $632,000 had been paid to employees terminated in 2001 or 2002. The balance in accrued severance benefits at December 31, 2002 will be paid to employees by August 31, 2003.

Notes to Financial Statements

2. Restructuring, Lease and Asset Impairment Write Downs (continued)

Due to continued weakness in the commercial real estate market the Company recorded an additional charge for excess office space at our corporate office of $2.3 million. This charge reflects adjustments to the assumptions on which the 2001 write down for excess office space had been made, including our assumptions about the time period that the excess office space would be vacant and potential sublease terms. The Company calculated the estimated costs for the additional facilities restructuring charge based on current market information provided by a commercial real estate broker. Based on this information we assumed that no subtenant would be found in the next two years. During the year ended December 31, 2002, $759,000 was paid against the reserve established in 2001 for excess office space. The $3.0 million accrued at December 31, 2002 will be paid over the next two years.

The following table sets forth the restructuring activity during the year ended December 31, 2002 (in thousands).

	Accrued restructuring costs, December 31, 2001	Restructuring Charges	Cash paid	Accrued restructuring costs, December 31, 2002
Lease obligation	$1,458	$2,306	$(759)	$3,005
Severance benefits	82	1,059	(632)	509

Total	$1,540	$3,365	$(1,391)	$3,514

In 2001 management approved a plan to restructure operations including consolidating operations to focus on the K-12 market. In connection with the plan, the Company recorded a restructuring, lease and asset impairment charge of $2.6 million in operating expenses. The restructuring resulted in a workforce reduction of approximately 50 employees and a total charge to operations for severance benefits of $456,000. All affected employees had been terminated or notified of their severance benefits as of December 31, 2001. As of December 31, 2001, termination benefits totaling $374,000 had been paid to employees. Along with reducing the number of employees, the Company recorded an asset impairment charge of $361,000 to write down the value of long-lived assets to net realizable value. The write down included the remaining capitalized development cost for ReWord™. This product specifically targets the adult market, which is not our focus. As well, we reduced the value of furniture and leasehold improvements related to excess office space.

The Company recorded $1.8 million as a charge to operations in conjunction with excess office space in its current and former corporate office facilities. For our current facility the cost included a portion of the lease liability and brokerage fees reduced by estimated sublease income over the remaining lease term. The estimated cost of excess lease facilities and the estimated value of the sublease were based on market information provided by a commercial real estate brokerage firm. At December 31, 2001 accrued liabilities included $1.5 million relating to the excess office space and termination benefits.

Notes to Financial Statements 2. Restructuring, Lease and Asset Impairment Write Downs (continued)

	Charged to restructuring expense in 2001:	Cash paid	Asset write downs	Accrued restructuring costs at December 31, 2001
Lease impairment costs	$1,791	$(333)	$--	$1,458
Asset write-downs	361	--	(361)	--
Severance benefits	456	(374)	--	82

Total	$2,608	$(707)	$(361)	$1,540

In 2000 the Company implemented a restructuring program, resulting in a charge of $492,000. Under the plan we reduced our workforce by 22 employees and incurred legal costs of $200,000 and asset impairment charges of $164,000. All such amounts had been paid or written off at December 31, 2001.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2002	2001
Prepaid expenses	$1,070	$732
Product inventory	223	486
Other receivables	47	70

	$1,340	$1,288

4. Property and Equipment Property and equipment consists of the following (in thousands):

	December 31,
	2002	2001
Computer equipment	$4,233	$4,098
Office furniture and equipment	1,439	1,470
Leasehold improvements	577	577

	6,249	6,145
Less accumulated depreciation	(5,051)	(3,989)

	$1,198	$2,156

5. Notes Receivable from Current and Former Officers

Notes receivable from current and former officers was $3.1 million for each of the years ended December 31, 2002 and 2001. The Notes are full recourse loans secured by shares of the Company’s Common Stock owned by the current and former officers and bear interest at 4.94%. Principal and interest are due December 31, 2005. Accrued interest of $265,000 and $112,000 at December 31, 2002 and 2001, respectively is recorded in other assets.

Notes to Financial Statements 6. Other Assets Other assets consist of the following (in thousands):

	December 31,
	2002	2001
Software development cost	$3,089	$2,973
Less accumulated amortization	(1,616)	(950)

Software development costs, net	1,473	2,023

Deferred financing cost, net	1,447	2,663
Other non current assets	591	511

	$3,511	$5,197

7. Accrued Liabilities Accrued liabilities consist of the following (in thousands):

	December 31,
	2002	2001
Accrued restructuring costs	$3,514	$1,540
Accrued vacation	684	762
Accrued commissions and bonus	911	752
Other accrued liabilities	302	494

	$5,411	$3,548

8. Bank Line of Credit

In 2001, the Company entered into a revolving loan agreement with a bank for an unsecured revolving credit facility in the amount of $15,000,000, expiring June 30, 2004. Borrowings under the loan agreement bear interest at the election of the Company at the rate of LIBOR plus one percent or the bank’s “Base Rate”. WPV, Inc., an affiliate of Warburg, Pincus Ventures, a significant stockholder of the Company, has provided an unlimited guarantee for the facility. The guarantee expires in March 2004.

In consideration of the guarantee the Company granted a security interest in substantially all of the Company’s assets and issued WPV, Inc., a fully vested and non-forfeitable warrant to purchase 1,375,000 shares of common stock of the Company at an exercise price of $8.00. The warrant will expire if unexercised by March 9, 2008. The fair value of the warrant at the date of issuance was $3.6 million and this amount is being amortized as deferred financing costs by a charge to interest expense over the three-year term of the guarantee.

9. Income Taxes

There has been no provision for U.S. federal, U.S. state or foreign income taxes for any period as the Company has incurred operating losses in all periods and for all jurisdictions.

Notes to Financial Statements

9.     Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$26,083	$23,164
Restructuring reserve	506	616
Capitalized software and development costs	670	611
Deferred revenue	860	133
Research credits carryforwards	715	546
Other	683	954

Total deferred tax assets	29,517	26,024
Valuation allowance	(29,517)	(26,024)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $3.5 million and $6.8 million during the years ended December 31, 2002 and 2001, respectively.

As of December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $72.8 million, which expire in the years 2011 through 2022 and federal research tax credits of approximately $426,000, which expire in the years 2011 through 2022. The Company also had net operating loss carryforwards for state income tax purposes of approximately $22.0 million expiring in the years 2003 through 2012 and state research tax credits of approximately $289,000 which carryforward indefinitely.

Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitation provided by the Internal Revenue Code and a similar state provision. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

10. Stockholders’ (Deficit) Equity

Common Stock

At December 31, 2002, the Company had reserved shares of common stock for future issuance as follows:

Stock Options outstanding	2,989,304
Stock Options available for future grants	864,575
Common stock warrants	1,498,888

5,345,557

Stock Options

The Company’s employee stock option plans provide for the issuance of incentive stock options (ISO) or nonstatutory stock options (NSO) to eligible participants. The ISOs may be granted at a price per share not less than the fair market value at the date of grant. The NSOs may be granted at a price per share not less than 85% of the fair market value at the date of grant. Certain options previously granted can be exercised prior to vesting, but, if so exercised, these unvested shares are subject to repurchase by the Company. Options and unvested shares granted generally vest over a period of four years. Options under the employee plans have a maximum term of 10 years. In the event option holders cease to be employed by the Company, all unvested options are forfeited and all vested options may be exercised within a 90-day period after termination. The 90-day exercise period is sometimes extended by agreement with the optionee, which could result in a modification charge to operations.

Notes to Financial Statements

10. Stockholders’ (Deficit) Equity (continued)

In May 1999, the Company’s stockholders approved the 1999 Equity Incentive Plan, which amended and restated the Company’s previous stock option plan. 3,292,666 shares of common stock were authorized for issuance under the plan, including shares originally authorized under predecessor plans and shares added to the plan in 2001.

In May 2002, the Company’s Board of Directors approved adding 1,350,000 shares to the 1999 Equity Incentive Plan. The total number of shares authorized for issuance under the plan is now 4,642,666. The Board of Directors also approved the 2002 CEO Stock Option Plan in May 2002. This plan reserved an aggregate of 470,588 shares for grants of stock options under the plan.

In May 1999, the Company’s stockholders approved the 1999 Non-Employee Directors’ Stock Option Plan and reserved an aggregate of 75,000 shares of common stock for grants of stock options under the plan.

A summary of the Company’s stock option activity under the plans is as follows:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 1999	1,680,567	$6.72
Granted	932,652	12.40
Exercised	(734,955)	.97
Canceled	(259,990)	14.30

Outstanding at December 31, 2000	1,618,274	11.34
Granted	438,826	3.62
Exercised	(7,395)	3.91
Canceled	(396,539)	10.73

Outstanding at December 31, 2001	1,653,166	9.47
Granted	2,239,290	1.36
Exercised	(274,471)	1.15
Canceled	(628,681)	9.35

Outstanding at December 31, 2002	2,989,304	$4.20

Vested and exercisable	1,163,832

46

Notes to Financial Statements 10. Stockholders’ (Deficit) Equity (continued) The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2002:

	Outstanding			Vested and Exercisable
Price Range	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price Per Share
$ 0.2600 - $ 1.3700	365,286	$1.21	5.13	213,469	$1.19
$ 1.3800 - $ 1.3900	1,350,000	$1.39	9.43	100,000	$1.39
$ 1.4000 - $ 3.5000	407,116	$2.05	8.46	219,594	$2.02
$ 3.5900 - $ 7.0000	404,965	$5.41	7.50	251,093	$5.55
$ 7.1250 - $ 39.8750	461,937	$15.58	6.66	379,676	$15.05

	2,989,304			1,163,832

The Company recorded deferred compensation of $278,000 during the year ended December 31, 1999, representing the difference between the exercise price and the deemed fair value of certain of the Company’s stock options granted to employees. The amount has been amortized by charges to operations over the vesting periods of the individual stock options using a graded method. Such amortization amounted to $0, $72,000 and $429,000, for the years ended December 31, 2002, 2001, and 2000, respectively.

Common Stock Warrants

In 2001 the Company issued a fully vested non-forfeitable warrant to purchase 1,375,000 shares of common stock of the Company at an exercise price of $8.00 per share. The warrant was issued to WPV, Inc., an affiliate of a significant stockholder of the Company, in connection with the guarantee of a line of credit to the Company. The warrant is outstanding and will expire if unexcercised by March 9, 2008. The fair value of the warrant at the date of issuance was $3.6 million. The value of the warrant was determined using the Black-Scholes model with the following assumptions: a share price of $3.88, volatility of .85, a risk-free interest rate of 4.94%, no dividend yield and an expected life of seven years.

In 1999 the Company issued a fully vested warrant to purchase 7,222 shares of Series D Preferred Stock of the Company at an exercise price of $7.50 per share. The warrant was issued to the placement agent in the Series D Preferred Stock offering and was converted to an equivalent number of common stock on completion of the initial public offering. The warrant is outstanding and will expire in 2004.

In 1998 the Company issued warrants to purchase 116,666 shares of common stock at $9.00 per share. The warrants were issued to a significant stockholder of the Company in connection with loans and loan guarantees to the Company. The warrants are outstanding and will expire in 2003. The Company estimated the fair value of the warrants to be $780,000, which was amortized by charges to interest expense during the year ended December 31, 1998.

Notes to Financial Statements

10. Stockholders’ (Deficit) Equity (continued)

1999 Employee Stock Purchase Plan

In May 1999 the stockholders approved the 1999 Employee Stock Purchase Plan, which became effective upon the completion of the initial public offering of the Company’s common stock. The Company initially reserved a total of 350,000 shares of common stock for issuance under the plan. In May 2002 the Company’s shareholders approved an additional 350,000 shares for a total of 700,000 shares. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable one-year offering period or the last day of the applicable six-month purchase period. The Company issued 116,861 and 131,844 shares of common stock under the plan during the years ended December 31, 2002 and 2001, respectively. At December 31, 2002, 357,055 shares were available for issuance under the Plan.

11. Commitments

Leases

The Company leases its corporate office facility under a non-cancelable operating lease with a term expiring in 2009. Future minimum payments under this lease as of December 31, 2002 are as follows (in thousands):

2003	$2,091
2004	2,210
2005	2,317
2006	2,428
2007	2,542
2008 and thereafter	3,235

Total minimum lease payments	$14,823

During the year ended December 31, 2001 the Company signed a sublease agreement for approximately 20% of the space at its corporate office facility. The sublease was terminated in 2003; under the termination agreement the Company will receive $220,000 for the year ended December 31, 2003.

Rent expense under all operating leases net of sublease income of $401,000 and $130,000 in 2002 and 2001 was $1.7 million, 2.0 million and $1.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company has the option to extend the operating lease covering its corporate office facility for two five-year terms at the end of the original lease term, provided that certain conditions of the lease agreement are met.

License Agreement

In September 1996, the Company entered into a license agreement with a university for the use of the intellectual property underlying its most significant current products. In exchange for the license, the Company issued 131,192 shares of Series A preferred stock and paid the university a license-issue fee of $200,000. In March 1997, the number of shares of Series A preferred stock issued under the agreement was reduced to 114,526. On completion of the initial public offering these shares were converted to an equivalent number of common shares.

The agreement also provides for additional royalties and milestone payments based upon revenues from products using the licensed technology. Royalty and milestone expenses were $723,000, $635,000, and $870,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and are included in cost of revenues. All milestone payments required under the license have now been paid. Annual minimum guaranteed royalty payments are $150,000.

If the Company loses or is unable to maintain the license agreement during the term of the underlying patents, it would materially harm its business. The University may terminate the license agreement if the Company fails to perform or violates its terms without curing the violation within 60 days of receiving written notice of the violation.

Notes to Financial Statements

12. Employee Retirement and Benefit Plan

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The Company does not match contributions by plan participants.

13. Legal Proceedings

On January 9, 2003 we sent a demand letter to Metropolitan Teaching and Learning Company (“Metropolitan”), claiming that the latter’s use of the term Fast Forward in connection with children’s educational materials infringed our rights in our registered trademark Fast ForWord On or about January 21, 2003, Metropolitan filed a declaratory relief action in federal court in the Southern District of New York, seeking a judicial declaration that its Fast Forward mark does not infringe our trademarks, as well as attorneys’ fees and other unspecified damages. The complaint was served on us on or about February 7, 2003. We are required to respond to the complaint by April 8, 2003. We believe our positions have merit and intend to pursue the lawsuit vigorously. Because the lawsuit is still in the pre-trial discovery stage, we cannot determine the total expense or possible loss, if any, that may result from this claim.

14. Interim financial information (unaudited)

Quarterly financial data (in thousands, except per share amounts)

	2002
	Quarter ended, March 31	Quarter ended, June 30	Quarter ended, September 30	Quarter ended, December 31	Total
Total revenues	$3,184	$4,449	$6,396	$6,257	$20,286
Gross profit	2,511	3,583	5,374	5,340	16,808
Net loss	(3,862)	(2,926)	(450)	(2,875)	(10,113)
Net loss per share
(basic and diluted)	(.25)	(.19)	(.03)	(.18)	(.65)

	2001
	Quarter ended, March 31	Quarter ended, June 30	Quarter ended, September 30	Quarter ended, December 31	Total
Total revenues	$3,206	$5,016	$5,594	$4,073	$17,889
Gross profit	2,424	3,862	4,322	3,196	13,804
Net loss	(5,557)	(5,330)	(4,058)	(4,330)	(19,275)
Net loss per share
(basic and diluted)	(.49)	(.47)	(.35)	(.34)	(1.64)
See note 2 for non-recurring items. 49

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to our executive officers is contained in Part I “Executive Officers” and such information is also incorporated by reference in this section.

Information respecting our directors is set forth under the caption “Election of Directors” in our Proxy Statement relating to our 2003 Annual Meeting of Stockholders and is incorporated by reference into this Form 10-K Report. The Proxy Statement will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Proxy Statement is not being filed as a part hereof.

Information with respect to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is set forth under the captions “Executive Compensation”, “Stock Option Grants and Exercises”, “Aggregated Option Exercises in 2002 and Year-end Option Values” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information concerning security ownership of certain beneficial owners and management is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

Information concerning shares authorized for issuance under equity compensation plans approved by stockholders and not approved by stockholders is set forth under the caption “Equity Compensation Plan Information” in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is set forth under the captions “Employment Agreements,” “Certain Transactions” and “Termination of Employment Arrangements” in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

ITEM 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Form 10-K Report, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the required time periods. These procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements may occur and not be detected.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report.

(1) Financial Statements
Independent Auditor’s Report
Balance Sheet - December 31, 2002 and 2001
Statement of Operations – Years Ended December 31, 2002, 2001 and 2000
Statements of Stockholders’ (Deficit) Equity – Years Ended December 31, 2002, 2001 and 2000
Statement of Cash Flows – Years Ended December 31, 2002, 2001 and 2000
Notes to the Financial Statements

(2) Financial Statement Schedules

As required under Item 8, Financial Statements and Supplementary Data, the financial statement schedule of the Company is provided in this separate section. The financial statement schedule included in this section is as follows:

Schedule II – Valuation and Qualifying Accounts (in thousands)

Valuation and Qualifying Accounts which are deducted in the Balance Sheet from the assets to which they apply:

Allowance for Doubtful Accounts Years ended December 31:

	Opening Balance	Charges to Operating Expenses	Charges to Allowance(1)	Deductions	Closing Balance
2002	$248	$19	$309	$(306)	$270
2001	$241	$130	$239	$(362)	$248
2000	$271	$37	$159	$(226)	$241

(1)	The Company invoiced certain customers whose accounts were deemed potentially uncollectible. As such, the accounts were entirely reserved for and no amounts were recognized as revenue.

(3) Exhibits

Exhibit No.	Description of Document
3.3(1)	Restated Certificate of Incorporation.
3.4(1)	Amended and Restated Bylaws.
4.1(1)	Reference is made to Exhibits 3.3 and 3.4.
4.2(2)	Amended and Restated Registration Rights Agreement, dated as of December 31, 1998.
4.3(1)	Specimen Stock Certificate.
4.4(3)	Amendment No. 1 by and among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., effective as of March 9, 2001 to Amended and Restated Registration Rights Agreement entered into as of December 30, 1998
4.5(11)	Amendment No. 2 By and Among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., Effective as of November 30, 2001 to Amended and Restated Registration Rights Agreement Entered Into as of December 30, 1998
10.1(1)*	Form of Indemnity Agreement with each of our directors and executive officers.
10.2*	1999 Equity Incentive Plan, as amended.
10.3*	Forms of Stock Option Grant Notice, Stock Option Agreement and Stock Award Agreement under the Incentive Plan.
10.4*	1999 Non-Employee Directors’ Stock Option Plan, as amended.
10.5*	Forms of Nonstatutory Stock Option Agreements under the Non-Employee Directors’ Stock Option Plan
10.6*	1999 Employee Stock Purchase Plan, as amended.
10.8*	Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan.
10.13(1)†	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California.
10.15(1)	Securities Purchase Agreement, dated September 24, 1996, with Warburg, Pincus Ventures, L.P.
10.16(4)	Lease, dated as of March 20, 2000, with Rotunda Partners II.
10.17(5)	First Amendment and Second Amendment to Lease dated as of March 20, 2000, with Rotunda Partners II.
10.18(6)	Revolving Loan Agreement dated as of March 9, 2001 by and between Scientific Learning Corporation and Fleet National Bank
10.19(7)	Agreement to Issue Warrant and Grant of Security Interest dated as of March 9, 2001 by and between Scientific Learning Corporation and WPV, Inc.
10.20(8)	Warrant to Purchase 1,375,000 Shares of Common Stock of Scientific Learning Corporation
10.21(9)*	Loan agreements, promissory notes and pledge agreements with each of Sheryle Bolton, Frank Mattson, Steve Miller, and James Mills
10.22(10)	Stock Purchase Agreement dated November 9, 2001 between Scientific Learning Corporation and Warburg Pincus Ventures, L.P.
10.23(12)*	Letter Agreement dated March 12, 2002 between the Company and Sheryle Bolton.
10.24(12)	First Amendment Agreement, dated March 26, 2002, between the Company and Fleet National Bank amending the agreement filed as Exhibit 10.18.
10.25(12)*	2002 Management Incentive Plan.
10.26(13)*	Employment Agreement dated as of May 31, 2002 by and between Scientific Learning Corporation and Robert C. Bowen
10.27(14)*	2002 CEO Option Plan
10.28(15)	Voting Agreement by and among Warburg Pincus Ventures, Carleton Holstrom, the Holstrom Family Partnership, Paula A. Tallal and the Colleen Osborne 1998 Irrevocable Trust
10.29*	Milestone Equity Incentive Plan
10.30*	2003 Management Incentive Plan
23.1	Consent of Ernst & Young, LLP, Independent Auditors
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer
53

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-77133).
(2)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 1999 (SEC File No. 000-24547).
(3)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 8-K on March 12,2001 (SEC File No. 000-24547).
(4)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 000-24547).
(5)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30,2001 (SEC File No. 000-24547).
(6)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on March 12,2001 (SEC File No. 000-24547).
(7)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on March 12,2001 (SEC File No. 000-24547).
(8)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on March 12,2001 (SEC File No. 000-24547).
(9)	Incorporated by reference to Exhibit 10.20 previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 000-24547).
(10)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-24547).
(11)	Incorporated by reference to Exhibit 4.4 previously filed with the Company’s Form 8-K on December 7,2001 (SEC File No. 000-24547).
(12)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2001 (SEC File No. 000-24547).
(13)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on June 7,2002 (SEC File No. 000-24547).
(14)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on June 7,2002 (SEC File No. 000-24547).
(15)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on June 7,2002 (SEC File No. 000-24547).

† Certain portions of this exhibit have been omitted based upon our request for confidential treatment for portions of the referenced exhibit.

* Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K. On November 19, 2002 the Company filed a report on Form 8-K disclosing pursuant to Item 5 the election of a new director to its Board of Directors.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC LEARNING CORPORATION By /s/ Robert C. Bowen —————————————— Robert C. Bowen Chief Executive Officer	March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
/s/ Robert C. Bowen

Robert C. Bowen	Chairman, Chief Executive Officer	March 28, 2003
and Director (Principal Executive
Officer)
/s/ Jane A. Freeman

Jane A. Freeman	Chief Financial Officer, Vice President	March 28, 2003
Finance and Treasurer (Principal Financial and
Accounting Officer)
/s/ Dr. Michael M. Merzenich

Dr. Michael M. Merzenich	Director	March 28, 2003
/s/ Dr. Paula A. Tallal

Dr. Paula A. Tallal	Director	March 28, 2003
/s/ Carleton A. Holstrom

Carleton A. Holstrom	Director	March 28, 2003
/s/ Rodman W. Moorhead, III

Rodman W. Moorhead, III	Director	March 28, 2003
/s/ Ajit Dalvi

Ajit Dalvi	Director	March 28, 2003
/s/ Dr. Joseph Martin

Dr. Joseph Martin	Director	March 28, 2003
/s/ Edward Vermont Blanchard, Jr.

Edward Vermont Blanchard, Jr.	Director	March 28, 2003
55

CERTIFICATIONS

I, Robert C. Bowen, certify that:

1.     I have reviewed this annual report on Form 10-K of Scientific Learning Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

        c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

        a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

        b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Robert C. Bowen —————————————— Robert C. Bowen Chairman and Chief Executive Officer

CERTIFICATIONS

I, Jane A. Freeman, certify that:

1.     I have reviewed this annual report on Form 10-K of Scientific Learning Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

        c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

        a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

        b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Jane A. Freeman —————————————— Jane A. Freeman Chief Financial Officer

Index to Exhibits

Exhibit No.	Description of Document
3.3(1)	Restated Certificate of Incorporation.
3.4(1)	Amended and Restated Bylaws.
4.1(1)	Reference is made to Exhibits 3.3 and 3.4.
4.2(2)	Amended and Restated Registration Rights Agreement, dated as of December 31, 1998.
4.3(1)	Specimen Stock Certificate.
4.4(3)	Amendment No. 1 by and among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., effective as of March 9, 2001 to Amended and Restated Registration Rights Agreement entered into as of December 30, 1998
4.5(11)	Amendment No. 2 By and Among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., Effective as of November 30, 2001 to Amended and Restated Registration Rights Agreement Entered Into as of December 30, 1998
10.1(1)*	Form of Indemnity Agreement with each of our directors and executive officers.
10.2*	1999 Equity Incentive Plan, as amended.
10.3*	Forms of Stock Option Grant Notice, Stock Option Agreement and Stock Award Agreement under the Incentive Plan.
10.4*	1999 Non-Employee Directors’ Stock Option Plan, as amended.
10.5*	Form of Nonstatutory Stock Option Agreement under the Non-Employee Directors’ Stock Option Plan
10.6*	1999 Employee Stock Purchase Plan, as amended.
10.8*	Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan.
10.13(1)†	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California.
10.15(1)	Securities Purchase Agreement, dated September 24, 1996, with Warburg, Pincus Ventures, L.P.
10.16(4)	Lease, dated as of March 20, 2000, with Rotunda Partners II.
10.17(5)	First Amendment and Second Amendment to Lease dated as of March 20, 2000, with Rotunda Partners II.
10.18(6)	Revolving Loan Agreement dated as of March 9, 2001 by and between Scientific Learning Corporation and Fleet National Bank
10.19(7)	Agreement to Issue Warrant and Grant of Security Interest dated as of March 9, 2001 by and between Scientific Learning Corporation and WPV, Inc.
10.20(8)	Warrant to Purchase 1,375,000 Shares of Common Stock of Scientific Learning Corporation
10.21(9)*	Loan agreements, promissory notes and pledge agreements with each of Sheryle Bolton, Frank Mattson, Steve Miller, and James Mills
10.22(10)	Stock Purchase Agreement dated November 9, 2001 between Scientific Learning Corporation and Warburg Pincus Ventures, L.P.
10.23(12)*	Letter Agreement dated March 12, 2002 between the Company and Sheryle Bolton.
10.24(12)	First Amendment Agreement, dated March 26, 2002, between the Company and Fleet National Bank amending the agreement filed as Exhibit 10.18.
10.25(12)*	2002 Management Incentive Plan.
10.26(13)*	Employment Agreement dated as of May 31, 2002 by and between Scientific Learning Corporation and Robert C. Bowen
10.27(14)*	2002 CEO Option Plan
10.28(15)	Voting Agreement by and among Warburg Pincus Ventures, Carleton Holstrom, the Holstrom Family Partnership, Paula A. Tallal and the Colleen Osborne 1998 Irrevocable Trust
10.29*	Milestone Equity Incentive Plan
10.30*	2003 Management Incentive Plan
23.1	Consent of Ernst & Young, LLP, Independent Auditors
58

99.3	Certification of Chief Executive Officer
99.4	Certification of Chief Financial Officer
(16)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-77133).
(17)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 1999 (SEC File No. 000-24547).
(18)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 8-K on March 12,2001 (SEC File No. 000-24547).
(19)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 000-24547).
(20)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30,2001 (SEC File No. 000-24547).
(21)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on March 12,2001 (SEC File No. 000-24547).
(22)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on March 12,2001 (SEC File No. 000-24547).
(23)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on March 12,2001 (SEC File No. 000-24547).
(24)	Incorporated by reference to Exhibit 10.20 previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 000-24547).
(25)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-24547).
(26)	Incorporated by reference to Exhibit 4.4 previously filed with the Company’s Form 8-K on December 7,2001 (SEC File No. 000-24547).
(27)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2001 (SEC File No. 000-24547).
(28)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on June 7,2002 (SEC File No. 000-24547).
(29)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on June 7,2002 (SEC File No. 000-24547).
(30)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on June 7,2002 (SEC File No. 000-24547).

† Certain portions of this exhibit have been omitted based upon our request for confidential treatment for portions of the referenced exhibit.

* Management contract or compensatory plan or arrangement.

