Form 10-Q
period 2003-03-31
SCIENTIFIC LEARNING CORP
filed 2003-05-15
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934For the quarterly period ended March 31, 2003

OR

|   |  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |   |

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |   | No |X|

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding at April 30, 2003 was 16,040,570

SCIENTIFIC LEARNING CORPORATION

INDEX TO FORM 10-Q FOR THE QUARTER ENDED March 31, 2003

		PAGE
PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited except for December 31, 2002):

	Condensed Balance Sheets as of March 31, 2003 and December 31, 2002	3

	Condensed Statement of Operations for the Three Months
	Ended March 31, 2003 and 2002	4

	Condensed Statements of Cash Flows for the Three Months
	Ended March 31, 2003 and 2002	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC LEARNING CORPORATION
CONDENSED BALANCE SHEETS
(In thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 3,593	$ 4,613
Accounts receivable, net	3,356	4,867
Prepaid expenses and other current assets	1,291	1,340

Total current assets	8,240	10,820

Property and equipment, net	1,004	1,198
Loans to current and former officers	3,114	3,114
Other assets	3,146	3,511

Total assets	$ 15,504	$ 18,643

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$ 504	$ 287
Accrued liabilities	4,211	5,411
Deferred revenue	10,823	13,433

Total current liabilities	15,538	19,131

Borrowings under bank line of credit	6,300	5,000
Deferred revenue, long-term	1,844	2,151
Other liabilities	548	484

Total liabilities	24,230	26,766

Stockholders’ deficit:
Common stock	73,778	73,771
Accumulated deficit	(82,504)	(81,894)

Total stockholders’ deficit	(8,726)	(8,123)

Total liabilities and stockholders’ deficit	$ 15,504	$ 18,643

Certain 2002 items have been reclassified to conform to the presentation adopted in 2003. See accompanying notes to the condensed financial statements. 3

SCIENTIFIC LEARNING CORPORATION CONDENSED STATEMENT OF OPERATIONS (In thousands, except share and per share amounts) Unaudited

	Three months ended March 31,
	2003	2002
Revenues:
Products	$ 5,331	$ 2,454
Service and support	1,046	730

Total revenues	6,377	3,184

Cost of revenues:

Cost of products	454	280
Cost of service and support	929	393

Total cost of revenues	1,383	673

Gross profit	4,994	2,511

Operating expenses:

Sales and marketing	3,273	3,727
Research and development	909	815
General and administrative	1,112	1,266
Restructuring and employee termination charges	—	233

Total operating expenses	5,294	6,041

Operating loss	(300)	(3,530)

Interest expense, net	(310)	(332)

Net loss	$ (610)	$ (3,862)

Basic and diluted net loss per share	$ (0.04)	$ (0.25)

Shares used in computing basic and diluted
net loss per share	15,879,655	15,512,142

Certain 2002 items have been reclassified to conform to the presentation adopted in 2003. See accompanying notes to the condensed financial statements. 4

SCIENTIFIC LEARNING CORPORATION CONDENSED STATEMENTS OF CASH FLOWS (In thousands) Unaudited

	Three months ended March 31,
	2003	2002
Operating Activities:
Net loss	$ (610)	$ (3,862)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	317	364
Amortization of deferred financing costs	303	304
Stock based compensation	7	—
Changes in operating assets and liabilities:
Accounts receivable	1,511	1,562
Prepaid expenses and other current assets	49	(45)
Accounts payable	217	(64)
Accrued liabilities	(1,200)	(807)
Deferred revenue	(2,917)	(199)
Other liabilities	64	66

Net cash used in operating activities	(2,259)	(2,681)

Investing Activities:
Sale of government securities	—	1,168
Purchases of property and equipment, net	(23)	(24)
Other non-current assets	(38)	(38)

Net cash (used in) provided by investing activities	(61)	1,106

Financing Activities:
Proceeds from issuance of common stock	—	109
Borrowings under bank line of credit	1,300	2,000
Repayments on borrowings under bank line of credit	—	(2,000)

Net cash provided by financing activities	1,300	109

Decrease in cash and cash equivalents	(1,020)	(1,466)

Cash and cash equivalents at beginning of the period	4,613	4,610

Cash and cash equivalents at end of the period	$ 3,593	$ 3,144

Supplemental disclosure:
Interest Paid	$ 42	$ 92

See accompanying notes to the condensed financial statements. 5

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies

Description of Business

Scientific Learning Corporation (the “Company”) develops, markets and sells software products that develop underlying cognitive skills required for reading and learning. The Company’s Fast ForWord® products are a series of reading intervention products that help children, adolescents and adults build the cognitive skills that enable successful reading. The Company sells primarily to K-12 public schools. The Company also sells through speech and language professionals and to private schools and clinics. To support the Company’s products, the Company provides a combination of on-site and remote training and implementation services, as well as technical, professional and customer support and a wide variety of Web-based resources.

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

Interim Financial Information

The interim financial information as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 is unaudited, but includes all normal recurring adjustments that the Company considers necessary for a fair presentation of its financial position at such date and its results of operations and cash flows for those periods.

These condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

Operating results for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for any future periods.

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

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

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

Revenues from the licensing of software are recognized as follows: 1) for perpetual licenses that require ongoing Internet-based participant tracking service, revenue is recognized over the period in which the Company provides such services, typically from 1 to 3 years; 2) for limited term site licenses, revenue is recognized over the life of the license, typically 3 to 12 months; 3) for individual participant licenses, revenue is recognized over the average duration of the product’s use, typically 6 weeks; and 4) for perpetual licenses with no ongoing internet connection requirement, revenue is recognized when the product has been shipped, provided that the fees are fixed or determinable and collectible.

Service revenues are derived from a combination of on-site training and implementation services. Revenues from services are recognized on delivery. Support revenues are derived from ongoing technical support provided to customers. Revenues from support are recognized over the term of the support agreement.

Other Assets

Other assets consist of the following (in thousands):

	March 31, 2003	December 31, 2002
Software development costs	$ 3,089	$ 3,089
Less accumulated amortization	(1,716)	(1,616)

Software development costs, net	1,373	1,473
Deferred financing cost, net	1,144	1,447
Other non current assets	629	591

	$ 3,146	$ 3,511

Restructuring and employee termination charges

In 2002 management approved plans to restructure operations to focus on the public school market. In connection with these plans, the Company reduced its work force and recorded charges for asset impairment and the abandonment of excess office space. During the quarter ended March 31, 2003 no additional charges were recorded, rent payments on excess office space totaling $284,000 were paid and termination benefits totaling $264,000 were paid to employees terminated during the second and fourth quarter of 2002.

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

The following table sets forth the restructuring activity during the quarter ended March 31, 2003 (in thousands).

	Accrued restructuring costs, beginning of period	Restructuring charges	Cash paid	Accrued restructuring costs, end of period

Lease obligation	$ 3,005	$ —	$ (284)	$ 2,721
Severance benefits	509	—	(264)	245

Total	$ 3,514	$ —	$ (548)	$ 2,966

Net Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Basic net loss per share has been computed using the weighted-average number of shares outstanding during the period and excludes any dilutive effects of stock options, warrants, and convertible securities. Potentially dilutive securities have been excluded from the computation of diluted net loss per share, as their inclusion would be antidilutive.

If the Company had reported net income, the calculation of diluted earnings per share would have included approximately an additional 454,000 and 19,000 common equivalent shares (computed using the treasury stock method) related to the outstanding options and warrants for the quarter ended March 31, 2003 and 2002, respectively.

Stock-Based Compensation

The Company has elected to use the intrinsic value method in accounting for its employee stock options because the alternative fair value accounting requires the use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black Scholes valuation model, the Company’s net loss and basic and diluted net loss per share would have been increased to the pro forma

Notes To Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

amounts indicated below (in thousands, except per share amounts):

Three months ended March 31,
	2003	2002
Net loss, as reported	$ (610)	$ (3,862)
Add: Stock-based employee compensation expense included in
the determination of net loss, as reported	—	—
Deduct: Total stock-based employee compensation expense
determined under fair value based method for awards	(358)	(574)

Net loss, proforma	$ (968)	$ (4,436)

Basic and diluted net loss per share, as reported	$ (0.04)	$ (0.25)

Basic and diluted net loss per share, pro forma	$ (0.06)	$ (0.29)

The weighted-average grant-date fair value of options granted was $1.22 and $1.08 for grants made during three months ended March 31, 2003 and 2002, respectively.

The pro forma impact of options on the net loss for the period ended March 31, 2003 and 2002, is not representative of the effects on net loss for future periods, as future years will include the effects of additional periods of stock option grants.

Reclassifications

Certain prior period balances have been reclassified to conform to the current year presentation. In 2003 the Company reorganized the service and support business to include revenues from support, which had been included in product revenues in 2002. The reclassifications did not affect previously reported net loss.

2. Comprehensive Loss

The Company has no items of other comprehensive loss, and accordingly the comprehensive loss is equal to the net loss for all periods reported.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis contains forward-looking statements that are subject to the safe harbor created by Section 27A of the federal securities law. Such statements include, among others, statements relating to trends in revenues, sales, margins and expenses, and the drivers behind those trends; trends in market channels; in projected levels of liquidity and capital resources; and planned product introduction dates. Numerous risks and uncertainties could cause actual results to differ materially. These risks and uncertainties include the factors discussed and referred to below under the heading “Factors That May Affect Quarterly Results of Operations or Stock Price.” All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following should be read in conjunction with the audited financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

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

To date, our principal focus has been on the development, marketing and sale of software products that develop the underlying cognitive skills required for reading. Our Fast ForWord products are a series of reading intervention products that incorporate learning from more than 30 years of brain, language and reading research in order to help children, adolescents and adults build the cognitive skills they need to learn to read or become better readers. The efficacy of our products has been established by extensive outcomes research by independent researchers, schools, our founding scientists and our company. Our primary products are Fast ForWord Language, Fast ForWord Language to Reading, Fast ForWord Reading (to be renamed Fast ForWord to Reading 3) and Fast ForWord Middle & High School.

To support our products, we provide a combination of on-site and remote training and implementation services; technical, professional and customer support; and a wide variety of Web-based resources, including brainconnection.com.

        Our primary market is US K-12 public schools. We address this market primarily through a direct sales force. Other distribution channels include referrals from speech and language professionals in private practice, direct sales to independent schools and a limited number of independent sales representatives in the public school and adult education markets. For the three months ended March 31, 2003, booked sales to public schools represented approximately 88% of total booked sales, compared to 83% for the same period in 2002.

Approximately 250,000 students are enrolled in or have used our Fast ForWord language and reading software. As of March 31, 2003 we had 126 full time employees.

Results of Operations

The following table sets forth, for the periods indicated, various financial data expressed as a percentage of revenues (unless otherwise noted).

	Three months ended March 31,
	2003	2002
Revenues:
Products	84%	77%
Service and support	16	23

Total revenues	100	100

Cost of revenues:
Products(1)	9	11
Service and support(2)	89	54

Total cost of revenues	22	21

Gross margin	78	79

Operating expenses
Sales and marketing	51	117
Research and development	14	26
General and administrative	18	40
Restructuring and employee
terminations charges	—	7

Total operating expenses	83	190

Operating loss	(5)	(111)

Interest expense, net	(5)	(10)
Other income	—	—

Net loss	(10)%	(121)%

(1) Products costs are expressed as a percentage of products revenues.

(2) Service and support costs are expressed as a percentage of service and support revenues.

Three months ended March 31, 2003 compared to three months ended March 31, 2002

Revenues. Total revenues were $6.4 million for the three months ended March 31, 2003, compared to $3.2 million for the same period in 2002. Product revenues increased 117% to $5.3 million for the three months ended March 31, 2003, compared to the same period in 2002. The growth in product revenues was largely attributed to strong sales in the second half of 2002 that were recognized to revenues in the quarter ended March 31, 2003. Service and support revenues increased 43% to $1.0 million for the three months ended March 31, 2003, compared to the same period in 2002. The increase in service and support revenues in 2003 is a result of the increase in the number of schools on support. K-12 sector revenues were 91% of total revenues in the three months ended March 31, 2003, compared to 80% for the same period of 2002. Revenues from the private sector were 9% of total revenues for the three months ended March 31, 2003, compared to 20% in the same period of 2002.

Booked sales increased by 16% to $3.5 million for the quarter ended March 31, 2003, compared to $3.0 million for the same quarter last year. Booked sales is a non-GAAP financial measure that we believe to be a useful indicator of the current level of business activity both for management and for investors. Booked sales equals the total value (net of allowances) of software and services invoiced in the period. Because a significant portion of our software license revenue is recognized over a period of months, booked sales is a better indicator of current selling activity. We record booked sales and deferred revenue when all of the requirements for revenue recognition have been met, other than the requirement that the revenue for software licenses and services has been earned.

In the K-12 sector booked sales increased by 24% to $3.1 million compared to $2.5 million in the same period of 2002. The K-12 sector represented 88% of booked sales for the three months ended March 31, 2003 compared to 83% for the same period in 2002. During the quarter, the company sold 100 site license packages to the K-12 sector, compared to 84 site licenses in the same period in 2002. The average sale per school increased in 2003 compared to 2002 as perpetual licenses, which have a higher average price per school, continued to become a more significant portion of our sales mix. As well, we have increased the sale of services in our standard site package. Booked sales to the private sector were down 23% compared to the same period in 2002 as we continue our focus on the K-12 market.

Deferred revenue at March 31, 2003 increased $5.3 million or 71% to $12.7 million, compared to $7.4 million at March 31, 2002. For the balance of 2003 we expect deferred revenue to grow more slowly than in 2002, because a higher proportion of our business is expected to come from the sale of services and we believe that our mix of perpetual and term licenses has stabilized. The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the three months ended March 31, 2003 and 2002, respectively.

	Three months ended March 31,
(dollars in thousands)	2003	2002
Booked sales	$ 3,460	$ 2,986
Less revenue	6,377	3,184

Net decrease in deferred revenue	(2,917)	(198)
Current and long-term deferred revenue beginning of the period	15,584	7,598

Current and long-term deferred revenue end of the period	$ 12,667	$ 7,400

Cost of Revenues. Total cost of revenues increased by $710,000, to $1.4 million for the three months ended March 31, 2003, compared to the same period in 2002. As a percentage of revenues, cost of revenues increased to 22% for the three months ended March 31, 2003, compared to 21% for the same period of 2002. Cost of products consists of manufacturing, packaging and fulfillment costs, amortization of capitalized software and royalties. Cost of product revenues decreased to 9% of product revenues for the three months ended March 31, 2003, compared to 11% for the same period in 2002. The reduction was due to lower cost of materials for the quarter ended March 31, 2003. In 2002 we expensed obsolete inventory; for 2003 no charge for obsolete inventory was required. Service and support costs consist primarily of cost to provide training seminars including personnel, materials and travel, and cost to provide technical support. Cost of service and support revenues increased to 89% of service and support revenues in the first quarter of 2003 up from 54% for the same period in 2002. In the first quarter of 2003 we reorganized our service and support business to increase the number of people available to provide service and support to our customers.

Sales and Marketing Expenses. Sales and marketing expenses decreased $454,000, or 12%, to $3.3 million for the three months ended March 31, 2003, compared to the same period of 2002. The decrease is primarily attributable to a decrease in personnel, as well as lower spending on conferences, trade shows and marketing materials.

Research and Development Expenses. Research and development expenses increased $94,000 or 12%, to $909,000 for the three months ended March 31, 2003, compared to the same period in 2002. The increase in research and development expenses was due to increased activity to develop our new Gateway Edition, which is scheduled for release in the second quarter of 2003. For the three months ended March 31, 2003 and 2002 no software development costs were capitalized.

General and Administrative Expenses. General and administrative expenses decreased $154,000, or 12%, to $1.1 million for the three months ended March 31, 2003, compared to the same period in 2002. The decrease was mostly attributable to decreases in personnel costs.

Restructuring and Employee Termination Charges. For the quarter ended March 31, 2003 no additional restructuring charges were recorded. For the quarter, lease obligations on excess office space totaling $284,000 were paid and termination benefits totaling $264,000 were paid to employees terminated during the second and fourth quarters of 2002. For the quarter ended March 31, 2002 employee termination charges totaling $233,000 were recorded.

The following table sets forth the restructuring activity during the quarter ended March 31, 2003.

(dollars in thousands)	Accrued restructuring costs, beginning of period	Restructuring charges	Cash paid	Accrued restructuring costs, end of period

Lease obligation	$ 3,005	$ —	$ (284)	$ 2,721
Severance benefits	509	—	(264)	245

Total	$ 3,514	$ —	$ (548)	$ 2,966

Provision for Income Taxes. We recorded no provision for income taxes for the three months ended March 31, 2003 and 2002 as we incurred losses during such periods.

FACTORS THAT MAY AFFECT QUARTERLY RESULTS OF OPERATIONS OR STOCK PRICE

Our quarterly operating results have varied significantly in the past and are expected to fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. Factors that may affect our quarterly operating results or stock price include those discussed in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2002, under the headings “Business – Factors that May Affect our Results or Stock Price” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and factors disclosed in other documents filed with the Securities and Exchange Commission. Significant fluctuations in future quarterly operating results may be caused by many factors including, among others:

•	The availability of funding to purchase our products.

•	The general availability of funding for public schools fluctuates from time to time, and is presently negatively affected by reduced levels of tax revenues due to the economic slowdown. Throughout 2002 and the first quarter of 2003, the education technology industry generally experienced soft sales, typically attributed to tight funding.

•	The extent to which our products meet evolving federal and state standards as well the requirements of grants and similar funding.

13

•	The financial resources available to parents to purchase licenses to our products and related professional services for their children through private practitioners.

•	Our business experiences seasonal fluctuations and a long sales cycle.

•	In our K-12 sector, public school calendars and budget cycles have caused, and may continue to cause, substantial quarterly fluctuations in sales and revenues.

•	In our K-12 sector, the cost of some of our license packages requires multiple levels of approval in a political environment, which results in a time-consuming sales cycle that is difficult to predict. When a district decides to finance its license purchases, the time required to obtain these approvals can be extended even further.

•	In our private sector, because of the time-intensive nature of our software, demand tends to be lower during the school year than in the summer.

•	Our history has been relatively limited, especially in the K-12 sector, and our current seasonal patterns may not be entirely stable. Historically, demand has been higher in the second and fourth quarters, and first and third quarter sales have been slower.

•	The extent to which mainstream educational purchasers will broadly accept our products is unproven.

•	Our products are novel to many educators, and have many attributes that are not common to educational software.

•	Implementing our products in schools requires a substantial amount of time in a limited school day, as well as other adjustments in school practices.

•	We have not yet demonstrated implementation models that are scalable, acceptable to educators and profitable, while remaining highly effective in improving student achievement.

•	To achieve wider acceptance in the K-12 sector, we will need to continue and expand our demonstration to educators that our products significantly improve student achievement.

•	We have limited visibility on our future revenues and income.

•	Our various products, services and license packages have substantially differing revenue recognition periods, and it is often difficult to predict which license package a customer will purchase, even when the amount and timing of a sale can be projected.

•	The timing of a single large order can significantly impact the level of sales and revenue in a given quarter.

•	We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

•	Development and release of future products could be delayed past expected launch dates, and market acceptance could be lower than expected. During the second quarter of 2003, we expect to launch the new Gateway Edition of our major products together with Fast ForWord to Reading 4, the second product in our reading series.

•	Competitors may enter our market segment and claim results similar to those achieved by our products.

As a result of all the foregoing factors, period-to-period comparisons of our operating results may not always be meaningful and should not be relied upon as an indication of future performance. 14

LIQUIDITY AND CAPITAL RESOURCES

	Three months ended March 31,
(dollars in thousands)	2003	2002

Cash used in operating activities	$(2,259)	$(2,681)
Cash (used in) provided by investing activities	$ (61)	$ 1,106
Cash provided by financing activities	$ 1,300	$ 109

Cash used in operating activities was $2.3 million for the three months ended March 31, 2003 compared to $2.7 million in the same period in 2002. The $400,000 decrease in cash used was primarily attributable to a lower net loss for the quarter ended March 31, 2003, which resulted largely from an increase in revenues.

Cash used in investing activities was $61,000 for the three months March 31, 2003 compared to cash provided by investing activities of $1.1 million in the same period in 2002. In 2002 cash was provided by sales of the balance of the Company’s portfolio of government securities.

Cash provided by financing activities was $1.3 million for the three months ended March 31, 2003 compared to $109,000 in cash provided by these activities in the same period in 2002. Cash was provided by borrowing on the Company’s bank line of credit in 2003.

As of March 31, 2003, we had cash and cash equivalents of $3.6 million. We believe that our cash and cash equivalents, combined with the available borrowing capacity under the Fleet National Bank facility will be sufficient to finance our operations and planned capital expenditure requirements through at least December 31, 2003.

We currently have an outstanding balance of $6.3 million on our line of credit with Fleet National Bank (“Fleet”). The total credit line is $15 million. In March 2002, the agreement was extended to June 30, 2004. WPV, Inc., an affiliate of Warburg Pincus Ventures, a significant stockholder of the Company, has provided an unlimited guarantee for the facility. The guarantee expires in March 2004.

We have a non-cancelable lease agreement for our corporate office facilities. The minimum lease payment on our office facility is approximately $174,000 per month in 2003. The base lease payment increases at a compound annual rate of 3%. The lease terminates in March 2009.

The following summarizes the Company’s outstanding and contractual obligations at March 31, 2003 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

(dollars in thousands)	Total	Less than 1 year	1 - 3 years	4 - 6 years

Borrowing under bank line of credit	$ 6,300	$ —	$ 6,300	$ —
Non-cancelable operating leases	14,300	2,120	4,582	7,598
Minimum royalty payments	900	150	300	450

Total	$ 21,500	$ 2,270	$ 11,182	$ 8,048

At March 31, 2003, we have accrued $2.7 million of future non-cancelable operating lease payments included above on excess space, less estimated future sublease income. 15

Loans to Current and Former Officers

In March 2001 we made full recourse loans to certain officers of the Company totaling $3.1 million. The total receivable at March 31, 2003 and December 31, 2002 was $3.4 million. Accrued interest of $303,000 and $265,000 for March 31, 2003 and December 31, 2002 respectively, was included in Other Assets on the Balance Sheet. In 2002 some of the officers left the Company. The Notes are full recourse loans secured by shares of the Company’s Common Stock owned by the current and former officers. The loans bear interest at 4.94%. Principal and interest are due December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the rate of interest we will pay on our revolving credit facility with Fleet. Interest rates on loans extended under that facility are either at LIBOR (London Interbank Offered Rate) plus one percent or at Fleet’s “Base Rate,” at the Company’s choice. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at March 31, 2003 would not have a material affect on our expenses or loss.

Item 4. Controls and Procedures

Within 90 days of the date of filing this report, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 9, 2003 we sent a demand letter to Metropolitan Teaching and Learning Company (“Metropolitan”), claiming that Metropolitan’s use of the term Fast Forward in connection with children’s educational materials infringed our rights in our registered trademark Fast ForWord. On or about January 21, 2003, Metropolitan filed a declaratory relief action in federal court in the Southern District of New York, seeking a judicial declaration that its Fast Forward mark does not infringe our trademarks, as well as attorneys’ fees and other unspecified damages. We have responded to the complaint and filed a counter-claim, to which Metropolitan has responded.

We believe our positions have merit and intend to pursue the lawsuit vigorously. Because the lawsuit is still in the pre-trial discovery stage, we cannot determine the total expense or possible loss, if any, that may result from this claim.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

Exhibit No.	Description of Document

3.3(1)	Restated Certificate of Incorporation.

3.4(1)	Amended and Restated Bylaws.

4.1(1)	Reference is made to Exhibits 3.3 and 3.4.

4.2(2)	Amended and Restated Registration Rights Agreement, dated as of December 31, 1998.

4.3(1)	Specimen Stock Certificate.

4.4(3)	Amendment No. 1 by and among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., effective as of March 9, 2001 to Amended and Restated Registration Rights Agreement entered into as of December 30, 1998

4.5(11)	Amendment No. 2 By and Among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., Effective as of November 30, 2001 to Amended and Restated Registration Rights Agreement Entered Into as of December 30, 1998

10.1(1)*	Form of Indemnity Agreement with each of our directors and executive officers.

10.2(16)*	1999 Equity Incentive Plan, as amended.

10.3(16)*	Forms of Stock Option Grant Notice, Stock Option Agreement and Stock Award Agreement under the Incentive Plan.

10.4(16)*	1999 Non-Employee Directors’ Stock Option Plan, as amended.

10.5(16)*	Forms of Nonstatutory Stock Option Agreements under the Non-Employee Directors’ Stock Option Plan

10.6(16)*	1999 Employee Stock Purchase Plan, as amended.

10.8(16)*	Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan.

10.13(1)†	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California.

10.15(1)	Securities Purchase Agreement, dated September 24, 1996, with Warburg, Pincus Ventures, L.P.

10.16(4)	Lease, dated as of March 20, 2000, with Rotunda Partners II.

10.17(5)	First Amendment and Second Amendment to Lease dated as of March 20, 2000, with Rotunda Partners II.

10.18(6)	Revolving Loan Agreement dated as of March 9, 2001 by and between Scientific Learning Corporation and Fleet National Bank

10.19(7)	Agreement to Issue Warrant and Grant of Security Interest dated as of March 9, 2001 by and between Scientific Learning Corporation and WPV, Inc.

10.20(8)	Warrant to Purchase 1,375,000 Shares of Common Stock of Scientific Learning Corporation

10.21(9)*	Loan agreements, promissory notes and pledge agreements with each of Sheryle Bolton, Frank Mattson, Steve Miller, and James Mills

10.22(10)	Stock Purchase Agreement dated November 9, 2001 between Scientific Learning Corporation and Warburg Pincus Ventures, L.P.

10.23(12)*	Letter Agreement dated March 12, 2002 between the Company and Sheryle Bolton.

10.24(12)	First Amendment Agreement, dated March 26, 2002, between the Company and Fleet National Bank amending the agreement filed as Exhibit 10.18.

10.25(12)*	2002 Management Incentive Plan.

10.26(13)*	Employment Agreement dated as of May 31, 2002 by and between Scientific Learning Corporation and Robert C. Bowen

10.27(14)*	2002 CEO Option Plan

10.28(15)	Voting Agreement by and among Warburg Pincus Ventures, Carleton Holstrom, the Holstrom Family Partnership, Paula A. Tallal and the Colleen Osborne 1998 Irrevocable Trust

10.29(16)*	Milestone Equity Incentive Plan

10.30(16)*	2003 Management Incentive Plan

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-77133).

(2)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 1999 (SEC File No. 000-24547).

(3)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(4)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 000-24547).

(5)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2001 (SEC File No. 000-24547).

(6)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(7)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(8)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(9)	Incorporated by reference to Exhibit 10.20 previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 000-24547).

(10)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-24547).

(11)	Incorporated by reference to Exhibit 4.4 previously filed with the Company’s Form 8-K on December 7, 2001 (SEC File No. 000-24547).

(12)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2001 (SEC File No. 000-24547).

(13)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).

(14)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).

(15)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).

(16)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2002 (SEC File No. 000-24547).

† Certain portions of this exhibit have been omitted based upon our request for confidential treatment for portions of the referenced exhibit.

*Management contract or compensatory plan or arrangement.

(b)     Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2003

SCIENTIFIC LEARNING CORPORATION (Registrant)

/s/ Jane A. Freeman Jane A. Freeman Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATION

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

Date: May 15, 2003

/s/ Robert C. Bowen Robert C. Bowen Chairman and Chief Executive Officer

CERTIFICATION

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

Date: May 15, 2003

/s/ Jane A. Freeman Jane A. Freeman Chief Financial Officer

Index to Exhibits

Exhibit No.	Description of Document

3.3(1)	Restated Certificate of Incorporation.

3.4(1)	Amended and Restated Bylaws.

4.1(1)	Reference is made to Exhibits 3.3 and 3.4.

4.2(2)	Amended and Restated Registration Rights Agreement, dated as of December 31, 1998.

4.3(1)	Specimen Stock Certificate.

4.4(3)	Amendment No. 1 by and among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., effective as of March 9, 2001 to Amended and Restated Registration Rights Agreement entered into as of December 30, 1998

4.5(11)	Amendment No. 2 By and Among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., Effective as of November 30, 2001 to Amended and Restated Registration Rights Agreement Entered Into as of December 30, 1998

10.1(1)*	Form of Indemnity Agreement with each of our directors and executive officers.

10.2(16)*	1999 Equity Incentive Plan, as amended.

10.3(16)*	Forms of Stock Option Grant Notice, Stock Option Agreement and Stock Award Agreement under the Incentive Plan.

10.4(16)*	1999 Non-Employee Directors’ Stock Option Plan, as amended.

10.5(16)*	Forms of Nonstatutory Stock Option Agreements under the Non–Employee Directors’ Stock Option Plan

10.6(16)*	1999 Employee Stock Purchase Plan, as amended.

10.8(16)*	Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan.

10.13(1)†	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California.

10.15(1)	Securities Purchase Agreement, dated September 24, 1996, with Warburg, Pincus Ventures, L.P.

10.16(4)	Lease, dated as of March 20, 2000, with Rotunda Partners II.

10.17(5)	First Amendment and Second Amendment to Lease dated as of March 20, 2000, with Rotunda Partners II.

10.18(6)	Revolving Loan Agreement dated as of March 9, 2001 by and between Scientific Learning Corporation and Fleet National Bank

10.19(7)	Agreement to Issue Warrant and Grant of Security Interest dated as of March 9, 2001 by and between Scientific Learning Corporation and WPV, Inc.

10.20(8)	Warrant to Purchase 1,375,000 Shares of Common Stock of Scientific Learning Corporation

10.21(9)*	Loan agreements, promissory notes and pledge agreements with each of Sheryle Bolton, Frank Mattson, Steve Miller, and James Mills

10.22(10)	Stock Purchase Agreement dated November 9, 2001 between Scientific Learning Corporation and Warburg Pincus Ventures, L.P.

10.23(12)*	Letter Agreement dated March 12, 2002 between the Company and Sheryle Bolton.

10.24(12)	First Amendment Agreement, dated March 26, 2002, between the Company and Fleet National Bank amending the agreement filed as Exhibit 10.18.

10.25(12)*	2002 Management Incentive Plan.

10.26(13)*	Employment Agreement dated as of May 31, 2002 by and between Scientific Learning Corporation and Robert C. Bowen

10.27(14)*	2002 CEO Option Plan

10.28(15)	Voting Agreement by and among Warburg Pincus Ventures, Carleton Holstrom, the Holstrom Family Partnership, Paula A. Tallal and the Colleen Osborne 1998 Irrevocable Trust

10.29(16)*	Milestone Equity Incentive Plan

10.30(16)*	2003 Management Incentive Plan

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

(17)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-77133).

(18)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 1999 (SEC File No. 000-24547).

(19)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(20)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 000-24547).

(21)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2001 (SEC File No. 000-24547).

(22)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(23)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(24)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(25)	Incorporated by reference to Exhibit 10.20 previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 000-24547).

(26)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-24547).

(27)	Incorporated by reference to Exhibit 4.4 previously filed with the Company’s Form 8-K on December 7, 2001 (SEC File No. 000-24547).

(28)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2001 (SEC File No. 000-24547).

(29)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).

(30)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).

(31)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).

(32)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2002 (SEC File No. 000-24547).

† Certain portions of this exhibit have been omitted based upon our request for confidential treatment for portions of the referenced exhibit.

*Management contract or compensatory plan or arrangement.