Form 10-Q
period 2003-06-30
SCIENTIFIC LEARNING CORP
filed 2003-08-14
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

|_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding at July 31, 2003 was 16,043,154

SCIENTIFIC LEARNING CORPORATION

PART I. FINANCIAL INFORMATION

SCIENTIFIC LEARNING CORPORATION
CONDENSED BALANCE SHEET
(In thousands)

	June 30, 2003	December 31, 2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,406	$4,613
Accounts receivable, net	6,520	4,867
Prepaid expenses and other current assets	788	1,340

Total current assets	11,714	10,820
Property and equipment, net	897	1,198
Loans to officers and former officers	3,114	3,114
Other assets	2,610	3,511

Total assets	$18,335	$18,643

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$419	$287
Accrued liabilities	4,432	5,411
Borrowings under bank line of credit	5,000	—
Deferred revenue	14,574	13,433

Total current liabilities	24,425	19,131
Borrowings under bank line of credit	—	5,000
Deferred revenue, long-term	1,771	2,151
Other liabilities	589	484

Total liabilities	26,785	26,766

Commitments and contingencies

Stockholders’ deficit:
Common stock	74,109	73,771
Accumulated deficit	(82,559)	(81,894)

Total stockholders’ deficit	(8,450)	(8,123)

Total liabilities and stockholders’ deficit	$18,335	$18,643

Certain 2002 items have been reclassified to conform to the presentation adopted in 2003.
See accompanying notes to condensed financial statements.

SCIENTIFIC LEARNING CORPORATION
CONDENSED STATEMENT OF OPERATIONS
(In thousands, except share and per share amounts)
Unaudited

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Revenues:
Products	$6,217	$3,766	$11,548	$6,220
Service and support	1,140	683	2,186	1,414

Total revenues	7,357	4,449	13,734	7,634

Cost of revenues:
Cost of products	674	529	1,128	810
Cost of service and support	837	337	1,766	730

Total cost of revenues	1,511	866	2,894	1,540

Gross profit	5,846	3,583	10,840	6,094

Operating expenses:
Sales and marketing	3,367	3,634	6,640	7,361
Research and development	935	604	1,844	1,419
General and administrative	1,284	1,367	2,396	2,633
Restructuring charges	—	647	—	880

Total operating expenses	5,586	6,252	10,880	12,293

Operating income (loss)	260	(2,669)	(40)	(6,199)
Interest expense, net	(316)	(257)	(625)	(589)

Net loss	$(56)	$(2,926)	$(665)	$(6,788)

Basic and diluted net loss per share	$(0.00)	$(0.19)	$(0.04)	$(0.44)

Shares used in computing basic and diluted net loss per share	16,004,911	15,563,850	15,942,365	15,535,181

Certain 2002 items have been reclassified to conform to the presentation adopted in 2003.
See accompanying notes to condensed financial statements.

SCIENTIFIC LEARNING CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
Unaudited

	Six months ended June 30,

	2003	2002

Operating Activities:
Net loss	$(665)	$(6,788)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	772	859
Amortization of deferred financing costs	608	608
Stock based compensation	144	132
Changes in operating assets and liabilities:
Accounts receivable	(1,653)	(1,660)
Prepaid expenses and other current assets	552	254
Accounts payable	132	278
Accrued liabilities	(979)	(71)
Deferred revenue	761	4,858
Other liabilities	105	121

Net cash used in operating activities	(223)	(1,409)

Investing Activities:
Sale of government securities	—	1,168
Purchases of property and equipment, net	(102)	(43)
Other non-current assets	(76)	(217)

Net cash (used in) provided by investing activities	(178)	908

Financing Activities:
Proceeds from issuance of common stock	194	80
Borrowings under bank line of credit	2,000	3,000
Repayments on borrowings under bank line of credit	(2,000)	(3,000)

Net cash provided by financing activities	194	80

Decrease in cash and cash equivalents	(207)	(421)

Cash and cash equivalents at beginning of the period	4,613	4,610

Cash and cash equivalents at end of the period	$4,406	$4,189

Supplemental disclosure:
Interest Paid	$84	$78

See accompanying notes to condensed financial statement

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

Interim Financial Information

The interim financial information as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 is unaudited, but includes all normal recurring adjustments that the Company considers necessary for a fair presentation of its financial position at such date and its results of operations and cash flows for those periods.

These condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of results that may be expected for any future periods.

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

The Company’s revenue recognition policy is also based on the Securities and Exchange Commission’s Staff Accounting Bulletin 101 (SAB 101), which requires companies that provide an ongoing service to recognize revenue over the term of the services agreement.

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

Other Assets

Other assets consist of the following (in thousands):

	June 30, 2003	December 31, 2002

Software development costs	$3,089	$3,089
Less accumulated amortization	(1,985)	(1,616)

Software development costs, net	1,104	1,473
Deferred financing cost, net	840	1,447
Other non current assets	666	591

	$2,610	$3,511

Restructuring and employee termination charges

For the three and six months ended June 30, 2003 no additional restructuring charges were recorded. During the second quarter of 2003, rents on excess office space totaling $236,000 and termination benefits totaling $231,000 were paid. The termination benefits related to employees terminated during the second and fourth quarters of 2002. The balance of lease obligations on excess office space will be paid over the remaining life of the lease ending March 2009 and severance benefits will be paid in the quarter ending September 30, 2003.

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

The following table sets forth the restructuring activity during the quarter ended June 30, 2003 (in thousands):

	Accrued restructuring costs, beginning of period	Restructuring charges	Cash paid	Accrued restructuring costs, end of period

Lease obligation	$2,721	$—	$(236)	$2,485
Severance benefits	245	—	(231)	14

Total	$2,966	$—	$(467)	$2,499

Net Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic net loss per share has been computed using the weighted-average number of shares outstanding during the period and excludes any dilutive effects of stock options, warrants, and convertible securities. Potentially dilutive securities have been excluded from the computation of diluted net loss per share, as their inclusion would be antidilutive.

If the Company had reported net income, the calculation of diluted earnings per share would have included approximately an additional 846,000 and 30,000 common equivalent shares (computed using the treasury stock method) related to the outstanding options and warrants for the quarter ended June 30, 2003 and 2002, respectively, and an additional 698,000 and 34,000 common equivalent shares for the six months ended June 30, 2003 and 2002, respectively.

Stock-Based Compensation

The Company has elected to use the intrinsic value method in accounting for its employee stock options because the alternative, fair value accounting, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Notes To Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes valuation model, the Company’s net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net loss, as reported	$(56)	$(2,926)	$(665)	$(6,788)

Add: Stock-based employee compensation expense included in the determination of net loss, as reported	—	88	—	88
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(354)	(987)	(712)	(1,561)

Net loss, proforma	$(410)	$(3,825)	$(1,377)	$(8,261)

Basic and diluted net loss per share, as reported	$(0.00)	$(0.19)	$(0.04)	$(0.44)

Basic and diluted net loss per share, pro forma	$(0.03)	$(0.25)	$(0.09)	$(0.53)

The fair value of the options was estimated using the following assumptions: a risk free interest rate of 3%, no dividend yield, and a weighted average expected life of the options of five years.

The pro forma impact of options on the net loss for the three and six months ended June 30, 2003 and 2002 is not representative of the effects on net loss for future periods, as future years will include the effects of additional periods of stock option grants.

Reclassifications

Certain prior period balances have been reclassified to conform to the current year presentation. In 2003 the Company reorganized the service and support business to include revenues from support, which had been included in product revenues in 2002. The reclassifications did not affect previously reported net losses.

2. Comprehensive Loss

The Company has no items of other comprehensive loss, and accordingly the comprehensive loss is equal to the net loss for all periods reported.

3. Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has not yet assessed the impact of the adoption of EITF 00-21 on its financial position or results of operations.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements.” Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. We believe we have no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of Interpretation 46 will have no impact on our financial position or results of operations. However, if we enter into such arrangement with a variable interest entity in the future, our financial position or results of operations may be adversely affected.

4. Guarantees

The Company generally provides a warranty that its software products substantially operate as described in the manuals and guides that accompany the software for a period of 90 days. The warranty does not apply in the event of misuse, accident, and certain other circumstances. To date, the Company has not incurred any material costs associated with these warranties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis contains forward-looking statements that are subject to the safe harbor created by Section 27A of the federal securities law. Such statements include, among others, statements relating to trends in revenues, sales, margins and expenses, and the drivers behind those trends; trends in market channels; projected levels of liquidity and capital resources; and planned product introduction dates. We use terms such as “plan,” “expect,” “intend,” “believe,” “anticipate,” “estimate” and other similar expressions to identify some forward-looking statements, although not all forward-looking statements include these terms. Numerous risks and uncertainties could cause actual results to differ materially. These risks and uncertainties include the factors discussed and referred to below under the heading “Factors That May Affect Quarterly Results of Operations or Stock Price.” All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

To date, our principal focus has been on the development, marketing and sale of software products that develop the underlying cognitive skills required for reading. Our Fast ForWord products are a series of reading intervention products that incorporate learning from more than 30 years of brain, language and reading research in order to help children, adolescents and adults build the cognitive skills they need to learn to read or become better readers. The efficacy of our products has been demonstrated by extensive outcomes research by independent researchers, schools, our founding scientists and our company. Our primary products are Fast ForWord Language, Fast ForWord Language to Reading, Fast ForWord to Reading 3(formerly called Fast ForWord Reading) and Fast ForWord Middle & High School. In June 2003 we began shipping the new Gateway Edition of our software, which improved ease of use and provided better reporting and tracking features for teachers. We also introduced the second product in our reading series, Fast ForWord to Reading 4.

To support our products, we provide a combination of on-site and remote training and implementation services; technical, professional and customer support; and a wide variety of Web-based resources, including brainconnection.com.

Our primary market is US K-12 public schools. We address this market primarily through our direct sales force. Other distribution channels include referrals from speech and language professionals in private practice, direct sales to independent schools and a limited number of independent sales representatives in the public school and adult education markets. For the three months ended June 30, 2003, booked sales to public schools represented approximately 85% of total booked sales, compared to 81% in the same period in 2002. See “Three and six months ended June 30, 2003, compared to three and six months ended June 30, 2002 – Revenues” below for a discussion of “booked sales” as a non-GAAP financial measure.

Over 270,000 students are enrolled in or have used our Fast ForWord language and reading software. As of June 30, 2003 we had 125 full-time employees.

Results of Operations

The following table sets forth, for the periods indicated, various financial data expressed as a percentage of revenues (unless otherwise noted):

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Revenues:
Products	85%	85%	84%	81%
Service and support	15	15	16	19

Total revenues	100	100	100	100
Cost of revenues:
Products (1)	11	14	10	13
Service and support (2)	73	49	81	52

Total cost of revenues	21	19	21	20

Gross margin	79	81	79	80
Operating expenses
Sales and marketing	46	82	48	96
Research and development	13	13	14	19
General and administrative	17	31	17	34
Restructuring and employee termination charges	0	15	0	12

Total operating expenses	76	141	79	161

Operating income (loss)	3	(60)	(0)	(81)
Interest expense, net	(4)	(6)	(5)	(8)

Net loss	(1)%	(66)%	(5)%	(89)%

______________

(1)	Product costs are expressed as a percentage of product revenues.

(2)	Service costs are expressed as a percentage of service revenues.

Three and six months ended June 30, 2003 compared to three and six months ended June 30, 2002

Revenues. Total revenues were $7.4 million for the three months ended June 30, 2003 and $13.7 million for the six months ended June 30, 2003, compared to $4.4 million and $7.6 million for the same periods in 2002. Product revenues increased 65% to $6.2 million for the three months ended June 30, 2003 and increased 86% to $11.5 million for the six months ended June 30, 2003, compared to the same periods in 2002. The growth in product revenues was largely attributable to strong sales volume in the second half of 2002. These sales were initially recorded as deferred revenue and are recognized to revenue over the term of the licenses. In addition in the quarter ended June 30, 2003 sales of our products with no internet connection feature increased, which had a positive impact on revenue. Service and support revenues increased 67% to $1.1 million for the three months ended June 30, 2003 and 55% to $2.2 million for the six months ended June 31, 2003, compared to the same periods in 2002. The increase in service and support revenues in 2003 was a result of the increase in the number of schools on support contracts. K-12 sector revenues were 88% and 89% of total revenues for the three and six months ended June 30, 2003, respectively compared to 80% in both periods of 2002. Revenues from the private sector were 12% and 11% of total revenues for the three and six months ended June 30, 2003, compared to 20% in both periods of 2002.

Booked sales increased by 16% to $11.0 million for the quarter ended June 30, 2003, compared to $9.5 million for the same quarter last year. For the six months ended June 30, 2003, booked sales increased 15% to $14.5 million compared to the same period in 2002. Booked sales is a non-GAAP financial measure that we believe to be a useful indicator of the current level of business activity both for management and for investors. Booked sales equals the total value (net of allowances) of software and services invoiced in the period. We record booked sales and deferred revenue when all of the requirements for revenue recognition have been met, other than the requirement that the revenue for software licenses and services has been earned. Because a significant portion of our software license revenue is recognized over a period of months, we believe that booked sales is a better indicator of current selling activity. Booked sales also provides insight into trends in revenue. As a result, management uses booked sales information for planning and forecasting purposes. However, booked sales should not be considered in isolation from, and is not intended to represent a substitute measure of revenues or any other performance measure calculated under GAAP. Other companies may calculate booked sales differently, and our calculations of booked sales are not necessarily comparable with booked sales measures at other companies.

For the three months ended June 30, 2003, booked sales in the K-12 sector increased by 22% to $9.4 million compared to $7.7 million in the same period of 2002. The K-12 sector represented 85% and 86% of booked sales for the three and six months ended June 30, 2003, respectively, compared to 81% and 82% for the same periods in 2002. During the second quarter of 2003, the Company sold 345 site license packages to the K-12 sector, compared to 292 site licenses in the same period in 2002. Booked sales to the private sector declined by 8% and 14% for the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002, as we continue our focus on the K-12 market.

Deferred revenue at June 30, 2003 increased $3.9 million, or 31%, to $16.3 million, compared to $12.4 million at June 30, 2002. We expect deferred revenue to grow more slowly during the second half of 2003 than in 2002, as we expect that a higher proportion of our business will be derived from the sale of services and that our mix of perpetual and term licenses should further stabilize. The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the three and six months ended June 30, 2003 and 2002, respectively.

	Three months ended June 30,		Six months ended June 30,

(dollars in thousands)	2003	2002	2003	2002

Booked sales	$11,035	$9,505	$14,495	$12,492
Less revenue	7,357	4,449	13,734	7,634

Net increase in deferred revenue	3,678	5,056	761	4,858
Current and long-term deferred revenue beginning of the period	12,667	7,400	15,584	7,598

Current and long-term deferred revenue end of the period	$16,345	$12,456	$16,345	$12,456

Cost of Revenues. Total cost of revenues increased by $645,000, to $1.5 million for the three months ended June 30, 2003 and increased $1.4 million to $2.9 million for the six months ended June 30, 2003, compared to the same periods in 2002. As a percentage of revenues, cost of revenues increased to 21% for both the three and six months ended June 30, 2003. This compared to 19% and 20% for the three and six months ended June 30, 2002, respectively. Product costs consist of manufacturing, packaging and fulfillment costs, amortization of capitalized software and royalties. Cost of product revenues decreased to 11% and 10% for the three and six months ended June 30, 2003, respectively compared to 14% and 13% for the same periods in 2002. The decrease was attributable to slightly lower amortization and materials costs. Service and support costs consist primarily of the cost of personnel, materials and travel. Cost of service and support increased to 73% and 81% of service and support revenues for the three and six months ended June 30, 2003, respectively compared to 49% and 52% for the same periods in 2002. This increase reflects, in large part, the reorganization of our service and support business implemented in the first quarter of 2003 to increase the number of people available to provide service and support to our customers.

Sales and Marketing Expenses. Sales and marketing expenses decreased $267,000, or 7%, to $3.4 million for the three months ended June 30, 2003 and $721,000, or 10% to $6.6 million for the six months ended June 30, 2002, compared to the same periods of 2002. The decrease was primarily attributable to a decrease in personnel, as well as lower spending on conferences, trade shows and marketing materials.

Research and Development Expenses. Research and development expenses increased $331,000 or 55%, to $935,000 for the three months ended June 30, 2003 and $425,000 or 30% to $1.8 million for the six months ended June 30, 2003, compared to the same periods in 2002. The increase in research and development expenses was due to increased activity to develop our new Gateway Edition, which was released in June 2003. For the three months ended June 30, 2003 no software development costs were capitalized. This compared to capitalization of $116,000 of software development cost in the second quarter of 2002.

General and Administrative Expenses. General and administrative expenses decreased $83,000, or 6%, to $1.3 million for the three months ended June 30, 2003 and $237,000, or 9% to $2.4 million, compared to the same periods in 2002. The decrease was mostly attributable to decreases in personnel costs.

Restructuring and Employee Termination Charges. For the three and six months ended June 30, 2003 no additional restructuring charges were recorded. During the second quarter of 2003, rents on excess office space totaling $236,000 and termination benefits totaling $231,000 were paid. The termination benefits related to employees terminated during the second and fourth quarters of 2002. The balance of lease obligations on excess office space will be paid over the remaining life of the lease, ending March 2009, and severance benefits will be paid in the quarter ending September 30, 2003.

The following table sets forth the restructuring activity during the three months ended June 30, 2003.

(dollars in thousands)	Accrued restructuring costs, beginning of period	Restructuring charges	Cash paid	Accrued restructuring costs, end of period

Lease obligation	$2,721	$—	$(236)	$2,485
Severance benefits	245	—	(231)	14

Total	$2,966	$—	$(467)	$2,499

Provision for Income Taxes. We recorded no provision for income taxes for the three and six months ended June 30, 2003 and 2002 as we incurred losses during such periods.

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

•

The general availability of funding for public schools fluctuates from time to time, and is presently negatively affected by reduced levels of tax revenues due to the economic slowdown. Throughout 2002 and the first half of 2003, the education technology industry generally experienced soft sales, typically attributed to tight funding.

•	The extent to which our products meet evolving federal and state standards as well the requirements of grants and similar funding.

•

The financial resources available to parents to purchase licenses to our products and related professional services for their children through private practitioners, which may also have been adversely affected by the current economic slowdown.

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

•	The extent to which mainstream educational purchasers will broadly accept our products is unproven.

•	Our products are novel to many educators, and have many attributes that are not common to educational software.

•	Implementing our products in schools requires a substantial amount of time in a limited school day, as well as other adjustments in school practices.

•	We have not yet demonstrated implementation models that are scalable, acceptable to educators and profitable, while remaining highly effective in improving student achievement.

•	To achieve wider acceptance in the K-12 sector, we will need to continue and expand our demonstration to educators that our products significantly improve student achievement.

•	We have limited visibility with respect to our future revenues and income.

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

•

Development and release of future products could be delayed past expected launch dates, and market acceptance could be lower than expected. During the second quarter of 2003, we launched the new Gateway Edition of our major products together with Fast ForWord to Reading 4, the second product in our reading series.

•	Competitors may enter our market segment and offer actual or claimed results similar to those achieved by our products.

As a result of all the foregoing factors, period-to-period comparisons of our operating results may not always be meaningful and should not be relied upon as an indication of future performance.

LIQUIDITY AND CAPITAL RESOURCES

	Six months ended June 30,

(dollars in thousands)	2003	2002

Cash used in operating activities	$(223)	$(1,409)
Cash (used in) provided by investing activities	$(178)	$908
Cash provided by financing activities	$194	$80

Cash used in operating activities was $223,000 for the six months ended June 30, 2003 compared to $1.4 million in the same period in 2002. The $1.2 million decrease in cash used was primarily attributable to a lower net loss for the six months ended June 30, 2003, which resulted largely from an increase in revenues. The higher net loss in 2002 was partially offset by an increase in deferred revenue. An additional contributing factor to lower cash usage was improved cash collection leading to lower days sales outstanding with respect to receivables.

Cash used in investing activities was $178,000 for the six months ended June 30, 2003, compared to cash provided by investing activities of $908,000 in the same period in 2002. In 2002, cash was provided by the sale of the balance of the Company’s portfolio of government securities.

Cash provided by financing activities was $194,000 for the six months ended June 30, 2003, compared to $80,000 in cash provided by these activities in the same period in 2002. Cash was provided by the issuance of common stock in both periods.

As of June 30, 2003, we had cash and cash equivalents of $4.4 million. We believe that our cash and cash equivalents, combined with the available borrowing capacity under the Fleet National Bank facility, will be sufficient to finance our operations and planned capital expenditure requirements through at least December 31, 2003.

We currently have an outstanding balance of $5.0 million on our line of credit with Fleet National Bank (“Fleet”). The total credit line is $15 million. In March 2002, the agreement with Fleet was extended to June 30, 2004. WPV, Inc., an affiliate of Warburg Pincus Ventures, a significant stockholder of the Company, has provided an unlimited guarantee of our obligations under the facility. The guarantee expires in March 2004.

We have a non-cancelable lease agreement for our corporate office facilities. The minimum lease payment on our office facility is approximately $178,000 per month for the balance of 2003. The base lease payment increases at a compound annual rate of 3%. The lease terminates in March 2009.

The following table summarizes the Company’s outstanding and contractual obligations at June 30, 2003 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

(dollars in thousands)	Total	Less than 1 year	1 - 3 years	4 - 6 years

Borrowing under bank line of credit	$5,000	$5,000	$—	$—
Non-cancelable operating leases	13,777	2,150	4,636	6,991
Minimum royalty payments	900	150	300	450

Total	$19,677	$7,300	$4,936	$7,441

At June 30, 2003, we have accrued $2.5 million of future non-cancelable operating lease payments included above on excess space.

Loans to Current and Former Officers

In March 2001, we made full recourse loans to certain officers of the Company totaling $3.1 million. The total principal outstanding at both June 30, 2003 and December 31, 2002 was $3.5 million. Accrued interest of $341,000 and $265,000 for June 30, 2003 and December 31, 2002 respectively, was included in Other Assets on the Balance Sheet. In 2002 some of the officers with outstanding loans left the Company. The Notes are full recourse loans secured by shares of the Company’s Common Stock owned by the current and former officers. The loans bear interest at 4.94%. Principal and interest are due December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the rate of interest we will pay on our revolving credit facility with Fleet. Interest rates on loans extended under that facility are either at LIBOR (London Interbank Offered Rate) plus one percent or at Fleet’s “Base Rate,” at the Company’s choice. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at June 30, 2003 would not have a material effect on our expenses or loss.

Item 4. Controls and Procedures

Based on the evaluation, required under Rule 13a-15(b) of the Exchange Act, conducted by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003. During the quarter ended June 30, 2003, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As a result, there can be no assurance that a control system will succeed in preventing all possible instances of error and fraud. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Chief Executive Officer and the Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 9, 2003 we sent a demand letter to Metropolitan Teaching and Learning Company (“Metropolitan”), claiming that Metropolitan’s use of the term “Fast Forward” in connection with children’s educational materials infringed our rights in our registered trademark “Fast ForWord”. On or about January 21, 2003, Metropolitan filed a declaratory relief action in federal court in the Southern District of New York, seeking a judicial declaration that its Fast Forward mark does not infringe our trademarks, as well as attorneys’ fees and other unspecified damages.

We have responded to the complaint and filed a counter-claim, as well as a motion for a preliminary injunction. We are presently in settlement negotiations, and we currently expect that the Company will settle the litigation with no payment.

Item 4. Submission of Matters to a Vote of Security Holders

On May 21, 2003, the Company held its annual meeting of stockholders. At the meeting, the following matters were voted upon.

Proposal 1 - Election of Directors. Each of the three nominees was elected, as follows:

Nominee	Vote for Nominee	Vote Withheld from Nominee
Ajit M. Dalvi	14,987,947	7,800
Carleton A. Holstrom	14,983,193	12,554
Paula A. Tallal	14,983,193	12,554

Proposal 2. Approval of the Company’s 1999 Equity Incentive Plan, as amended to increase the number of shares authorized for issuance under the plan and to add certain provisions required by California securities laws. The proposal was passed, as follows:

Votes For	11,638,592
Votes Against	113,710
Abstentions	400
Not Voted	3,243,045

Proposal 3. Approval of the Company’s 1999 Employee Stock Purchase Plan, as amended to add certain provisions required by California securities laws. The proposal was passed, as follows:

Votes For	11,680,523
Votes Against	71,679
Abstentions	500
Not Voted	3,243,045

Proposal 4. Approval of the Company’s 1999 Non-Employee Directors’ Stock Option Plan, as amended to increase the number of shares authorized for issuance under the plan, to change certain other provisions with respect to eligibility and timing of grants, and to add certain provisions required by California securities laws. The proposal was passed, as follows:

Votes For	11,647,975
Votes Against	104,227
Abstentions	500
Not Voted	3,243,045

Proposal 5. Approval of the Company’s Milestone Equity Incentive Plan. The proposal was passed, as follows:

Votes For	11,638,595
Votes Against	113,607
Abstentions	500
Not Voted	3,243,045

Proposal 6. Approval of the Company’s 2002 CEO Option Plan. The proposal was passed, as follows:

Votes For	11,633,770
Votes Against	115,932
Abstentions	3,000
Not Voted	3,243,045

Proposal 7. Approval of the five plans listed above with respect to the aggregate number of shares reserved thereunder in order to comply with California securities laws. The proposal was passed, as follows:

Votes For	11,644,492
Votes Against	100,506
Abstentions	7,704
Not Voted	3,243,045

Proposal 8: Ratification of the selection of Ernst & Young LLP as independent accountants of the Company for its fiscal year ending December 31, 2003. The proposal was passed, as follows:

Votes For	14,995,707
Votes Against	40

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description of Document

3.3(1)	Restated Certificate of Incorporation.

3.4(1)	Amended and Restated Bylaws.

4.1(1)	Reference is made to Exhibits 3.3 and 3.4.

4.2(2)	Amended and Restated Registration Rights Agreement, dated as of December 31, 1998.

4.3(1)	Specimen Stock Certificate.

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

10.1(1)*	Form of Indemnity Agreement with each of our directors and executive officers.

10.2*	1999 Equity Incentive Plan, as amended.

10.3*	Forms of Stock Option Grant Notice, Stock Option Agreement and Stock Award Agreement under the Incentive Plan.

10.4*	1999 Non-Employee Directors’ Stock Option Plan, as amended.

10.5(16)*	Forms of Nonstatutory Stock Option Agreements under the Non-Employee Directors’ Stock Option Plan

10.6*	1999 Employee Stock Purchase Plan, as amended.

10.8*	Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan.

10.13(1)†	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California.

10.15(1)	Securities Purchase Agreement, dated September 24, 1996, with Warburg, Pincus Ventures, L.P.

10.16(4)	Lease, dated as of March 20, 2000, with Rotunda Partners II.

10.17(5)	First Amendment and Second Amendment to Lease dated as of March 20, 2000, with Rotunda Partners II.

10.18(6)	Revolving Loan Agreement dated as of March 9, 2001 by and between Scientific Learning Corporation and Fleet National Bank

10.19(7)	Agreement to Issue Warrant and Grant of Security Interest dated as of March 9, 2001 by and between Scientific Learning Corporation and WPV, Inc.

10.20(8)	Warrant to Purchase 1,375,000 Shares of Common Stock of Scientific Learning Corporation

10.21(9)*	Loan agreements, promissory notes and pledge agreements with each of Sheryle Bolton, Frank Mattson, Steve Miller, and James Mills

10.22(10)	Stock Purchase Agreement dated November 9, 2001 between Scientific Learning Corporation and Warburg Pincus Ventures, L.P.

10.23(12)*	Letter Agreement dated March 12, 2002 between the Company and Sheryle Bolton.

10.24(12)	First Amendment Agreement, dated March 26, 2002, between the Company and Fleet National Bank amending the agreement filed as Exhibit 10.18.

10.25(12)*	2002 Management Incentive Plan.

10.26 (13)*	Employment Agreement dated as of May 31, 2002 by and between Scientific Learning Corporation and Robert C. Bowen

10.27 (14)*	2002 CEO Option Plan

10.28 (15)	Voting Agreement by and among Warburg Pincus Ventures, Carleton Holstrom, the Holstrom Family Partnership, Paula A. Tallal and the Colleen Osborne 1998 Irrevocable Trust

10.29(16)*	Milestone Equity Incentive Plan

10.30(16)*	2003 Management Incentive Plan

31.1	Certification of Chief Executive Officer (Section 302)

31.2	Certification of Chief Financial Officer (Section 302)

32.1	Certification of Chief Executive Officer (Section 906)

32.2	Certification of Chief Financial Officer (Section 906)

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-77133).

(2)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 1999 (SEC File No. 000-24547).

(3)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(4)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 000-24547).

(5)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2001 (SEC File No. 000-24547).

(6)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(7)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(8)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(9)	Incorporated by reference to Exhibit 10.20 previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 000-24547).

(10)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-24547).

(11)	Incorporated by reference to Exhibit 4.4 previously filed with the Company’s Form 8-K on December 7, 2001 (SEC File No. 000-24547).

(12)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2001 (SEC File No. 000-24547).

(13)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).

(14)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).

(15)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).

(16)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2002 (SEC File No. 000-24547).

______________

† Certain portions of this exhibit have been omitted based upon confidential treatment granted by the Securities and Exchange Commission for portions of the referenced exhibit.

*Management contract or compensatory plan or arrangement.

(b)

Reports on Form 8-K. On April 29, 2003, the Company filed a report on Form 8-K furnishing its press release announcing its financial results for the quarter ended March 31, 2003 and the transcript of its conference call discussing those earnings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2003

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

10.1(1)*	Form of Indemnity Agreement with each of our directors and executive officers.

10.2*	1999 Equity Incentive Plan, as amended.

10.3*	Forms of Stock Option Grant Notice, Stock Option Agreement and Stock Award Agreement under the Incentive Plan.

10.4*	1999 Non-Employee Directors’ Stock Option Plan, as amended.

10.5(16)*	Forms of Nonstatutory Stock Option Agreements under the Non-Employee Directors’ Stock Option Plan

10.6*	1999 Employee Stock Purchase Plan, as amended.

10.8*	Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan.

10.13(1)†	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California.

10.15(1)	Securities Purchase Agreement, dated September 24, 1996, with Warburg, Pincus Ventures, L.P.

10.16(4)	Lease, dated as of March 20, 2000, with Rotunda Partners II.

10.17(5)	First Amendment and Second Amendment to Lease dated as of March 20, 2000, with Rotunda Partners II.

10.18(6)	Revolving Loan Agreement dated as of March 9, 2001 by and between Scientific Learning Corporation and Fleet National Bank

10.19(7)	Agreement to Issue Warrant and Grant of Security Interest dated as of March 9, 2001 by and between Scientific Learning Corporation and WPV, Inc.

10.20(8)	Warrant to Purchase 1,375,000 Shares of Common Stock of Scientific Learning Corporation

10.21(9)*	Loan agreements, promissory notes and pledge agreements with each of Sheryle Bolton, Frank Mattson, Steve Miller, and James Mills

10.22(10)	Stock Purchase Agreement dated November 9, 2001 between Scientific Learning Corporation and Warburg Pincus Ventures, L.P.

10.23(12)*	Letter Agreement dated March 12, 2002 between the Company and Sheryle Bolton.

10.24(12)	First Amendment Agreement, dated March 26, 2002, between the Company and Fleet National Bank amending the agreement filed as Exhibit 10.18.

10.25(12)*	2002 Management Incentive Plan.

10.26 (13)*	Employment Agreement dated as of May 31, 2002 by and between Scientific Learning Corporation and Robert C. Bowen

10.27 (14)*	2002 CEO Option Plan

10.28 (15)	Voting Agreement by and among Warburg Pincus Ventures, Carleton Holstrom, the Holstrom Family Partnership, Paula A. Tallal and the Colleen Osborne 1998 Irrevocable Trust

10.29(16)*	Milestone Equity Incentive Plan

10.30(16)*	2003 Management Incentive Plan

31.1	Certification of Chief Executive Officer (Section 302)

31.2	Certification of Chief Financial Officer (Section 302)

32.1	Certification of Chief Executive Officer (Section 906)

32.2	Certification of Chief Financial Officer (Section 906)

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-77133).

(2)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 1999 (SEC File No. 000-24547).

(3)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(4)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 000-24547).

(5)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2001 (SEC File No. 000-24547).

(6)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(7)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(8)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(9)	Incorporated by reference to Exhibit 10.20 previously filed with the Company's Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 000-24547).

(10)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-24547).

(11)	Incorporated by reference to Exhibit 4.4 previously filed with the Company’s Form 8-K on December 7, 2001 (SEC File No. 000-24547).

(12)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2001 (SEC File No. 000-24547).

(13)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).

(14)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).

(15)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).

(16)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2002 (SEC File No. 000-24547).

______________

† Certain portions of this exhibit have been omitted based upon confidential treatment granted by the Securities and Exchange Commission for portions of the referenced exhibit.

*Management contract or compensatory plan or arrangement.