Form 10-Q
period 2003-09-30
SCIENTIFIC LEARNING CORP
filed 2003-11-14
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

OR

[_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File number # 000-24547

Scientific Learning Corporation
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3234458 (I.R.S. Employer Identification No.)

300 Frank H. Ogawa Plaza, Suite 600
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

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding at October 31, 2003 was 16,063,084

SCIENTIFIC LEARNING CORPORATION

INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003 PAGE

PART 1. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

2

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SCIENTIFIC LEARNING CORPORATION CONDENSED BALANCE SHEETS (In thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,323	$4,613
Accounts receivable, net	4,915	4,867
Prepaid expenses and other current assets	748	1,340

Total current assets	10,986	10,820

Property and equipment, net	757	1,198
Loans to officers and former officers	3,114	3,114
Other assets	2,092	3,511

Total assets	$16,949	$18,643

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$491	$287
Accrued liabilities	4,409	5,411
Borrowings under bank line of credit	1,000	—
Deferred revenue	16,231	13,433

Total current liabilities	22,131	19,131

Borrowings under bank line of credit	—	5,000
Deferred revenue, long-term	1,273	2,151
Other liabilities	631	484

Total liabilities	24,035	26,766

Stockholders’ deficit:
Common stock	74,184	73,771
Accumulated deficit	(81,270)	(81,894)

Total stockholders’ deficit	(7,086)	(8,123)

Total liabilities and stockholders’ deficit	$16,949	$18,643

See accompanying notes to condensed financial statements. 3

SCIENTIFIC LEARNING CORPORATION CONDENSED STATEMENT OF OPERATIONS (In thousands, except share and per share amounts) Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues:

Products	$6,262	$5,335	$17,810	$11,555
Service and support	1,755	1,061	3,942	2,475

Total revenues	8,017	6,396	21,752	14,030

Cost of revenues:

Cost of products	679	633	1,807	1,443
Cost of service and support	966	389	2,732	1,118

Total cost of revenues	1,645	1,022	4,539	2,561

Gross profit	6,372	5,374	17,213	11,469

Operating expenses:

Sales and marketing	3,258	3,587	9,898	10,948
Research and development	796	812	2,640	2,231
General and administrative	1,140	1,088	3,537	3,722
Restructuring charges	—	—	—	880

Total operating expenses	5,194	5,487	16,075	17,781

Operating income (loss)	1,178	(113)	1,138	(6,312)

Other income from related party	425	—	425	—
Interest expense , net	(301)	(337)	(926)	(926)

Net income (loss) before income tax provision	1,302	(450)	637	(7,238)
Income tax provision	13	—	13	—

Net income (loss)	$1,289	$(450)	$624	$(7,238)

Basic net income (loss) per share:	$0.08	$(0.03)	$0.04	$(0.46)

Shares used in computing basic net income (loss)	16,052,661	15,704,474	15,979,534	15,591,975

Diluted net income (loss) per share:	$0.08	$(0.03)	$0.04	$(0.46)

Shares used in computing diluted net income (loss)	17,123,821	15,704,474	16,827,135	15,591,975

Certain 2002 items have been reclassified to conform to the presentation adopted in 2003. See accompanying notes to condensed financial statements. 4

SCIENTIFIC LEARNING CORPORATION CONDENSED STATEMENTS OF CASH FLOWS (In thousands) Unaudited

	Nine months ended September 30,
	2003	2002

Operating Activities:
Net income (loss)	$624	$(7,238)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,195	1,354
Amortization of deferred financing costs	912	912
Stock based compensation	217	132
Changes in operating assets and liabilities:
Accounts receivable	(48)	613
Prepaid expenses and other current assets	323	11
Accounts payable	475	177
Accrued liabilities	(1,003)	(426)
Deferred revenue	1,920	6,634
Other liabilities	147	184

Net cash provided by operating activities	4,762	2,353

Investing Activities:
Sale of government securities	—	1,169
Purchases of property and equipment, net	(133)	(64)
Other non-current assets	(115)	(156)

Net cash (used in) provided by investing activities	(248)	949

Financing Activities:
Proceeds from issuance of common stock	196	323
Borrowings under bank line of credit	2,000	3,000
Repayments on borrowings under bank line of credit	(6,000)	(6,000)

Net cash used in financing activities	(3,804)	(2,677)

Increase in cash and cash equivalents	710	625

Cash and cash equivalents at beginning of the period	4,613	4,610

Cash and cash equivalents at end of the period	$5,323	$5,235

Supplemental disclosure:
Interest Paid	$118	$275

See accompanying notes to condensed financial statements. 5

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies

Description of Business

Scientific Learning Corporation (the “Company”) is the leading provider of neuroscience-based software products that develop underlying cognitive skills required for reading and learning. The Company’s Fast ForWord® products are a series of reading intervention products for children, adolescents and adults. The Company sells primarily to K-12 public schools through its own direct sales force. The Company also sells through speech and language professionals and to private schools and clinics. The Company also provides on-site and remote training and implementation services, as well as technical, professional and customer support and a wide variety of Web-based resources.

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

Interim Financial Information

The interim financial information as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 is unaudited, but includes all normal recurring adjustments that the Company considers necessary for a fair presentation of its financial position at such date and its results of operations and cash flows for those periods.

These condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

Other Assets

Other assets consist of the following (in thousands):

	September 30, 2003	December 31, 2002

Software development costs	$3,089	$3,089
Less accumulated amortization	(2,238)	(1,616)

Software development costs, net	851	1,473
Deferred financing cost, net	536	1,447
Other non current assets	705	591

	$2,092	$3,511

6

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

Restructuring and employee termination charges

During 2002, the Company recorded restructuring charges totaling $3.4 million reflecting employee severance benefits and rent for excess office space. For the three and nine months ended September 30, 2003 no additional restructuring charges were recorded. During the third quarter of 2003, rents on excess office space totaling $335,000 and termination benefits totaling $14,000 were paid. The balance of lease obligations on excess office space will be paid over the next fifteen months under a lease termination agreement signed October 7, 2003. See Note 6.

The following table sets forth the restructuring activity during the quarter ended September 30, 2003 (in thousands):

	Accrued restructuring costs, beginning of period	Restructuring charges	Cash paid	Accrued restructuring costs, end of period

Lease obligation	$2,485	$—	$(335)	$2,150
Severance benefits	14	—	(14)	—

Total	$2,499	$—	$(349)	$2,150

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net income (loss) per share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, includes potential common shares from options and warrants calculated using the treasury stock method.

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

Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes valuation model, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$1,289	$(450)	$624	$(7,238)
Add: Stock-based employee
compensation expense included
in the determination of net
income (loss), as reported	—	88	—	88

Deduct: Total stock-based
employee compensation expense
determined under fair value
based method for all awards	(444)	(450)	(1,156)	(2,011)

Net Income (loss), proforma	$845	$(812)	$(532)	$(9,161)

Net income (loss) per share:
Basic and diluted, as reported	$0.08	$(0.03)	$0.04	$(0.46)

Basic and diluted, pro forma	$0.05	$(0.05)	$(0.03)	$(0.59)

The fair value of the options was estimated using the following assumptions: a risk free interest rate of 3%, no dividend yield, a volatility factor of 85% and a weighted average expected life of the options of five years.

The pro forma impact of options on the net income (loss) for the three and nine months ended September 30, 2003 and 2002 is not representative of the effects on net income (loss) for future periods, as future years will include the effects of additional periods of stock option grants.

Reclassifications

Certain prior period balances have been reclassified to conform to the current year presentation. In 2003 the Company reorganized the service and support business so that revenues from support, which had been included in product revenues in 2002, are now grouped with service revenues. The reclassifications did not affect previously reported operating or net losses.

2. Comprehensive Income (Loss)

The Company has no items of other comprehensive income (loss), and accordingly the comprehensive income (loss) is equal to the net income (loss) for all periods reported.

Notes to Condensed Financial Statements

3. Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the application of EITF 00-21 will have no impact on its recognition of revenue.

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

5. Related Party Transaction

On September 30, 2003 the Company entered into an agreement with Neuroscience Solutions Corporation (“NSC”) to provide NSC with exclusive rights in the healthcare field to certain intellectual property, patents and software owned or licensed by the Company, along with transfer of certain healthcare research projects. A co-founder, substantial shareholder, and member of the Board of Directors of the Company is a co-founder, officer, director and substantial shareholder of NSC.

The rights were acquired by NSC for a combination of cash, stock and future royalties. NSC paid $500,000 cash, of which $425,000 was recognized in the quarter ended September 30, 2003. The balance will be recognized over the next 12 months as services are provided to NSC. Amounts received to date and any future receipts are being reported as other income as the Company does not consider the sale of these rights to be part of its reoccurring operations. Under the agreement, Scientific Learning will receive net royalties of 2 — 4% on products sold by NSC that use the Company’s patents or software. Scientific Learning did not record a value for the 1.8 million shares of NSC it received, because NSC is a private start-up venture whose shares are not traded in the open market.

6. Subsequent Events

On October 7, 2003 the Company entered into a lease termination agreement with its landlord to terminate the lease for its Oakland headquarters and enter into a new lease agreement for a reduced amount of space in the same building. This reduction in space is expected to decrease future lease payments by approximately $6.5 million (net of lease termination fees described below) through 2008. Under these agreements the Company will pay an increased security deposit of $550,000 and an initial lease termination fee of $197,000 and will pay a further lease termination fee of $2.05 million in 14 equal monthly installments, commencing November 1, 2003. The term of the new lease agreement expires December 31, 2013. The current restructuring reserve for excess office space together with the adjustment to deferred rent for the reduction in space is expected to fully cover the lease termination cost.

Since 2001, the Company has maintained a credit facility with Fleet National Bank (“Fleet”), guaranteed by WPV, Inc., (“WPV”) an affiliate of Warburg Pincus Ventures, a significant stockholder of the Company. The line of credit was originally for $15 million. In October 2003, the Company, WPV and Fleet agreed to reduce the amount available under the facility to $10 million because the Company did not believe that it needed the full amount of the facility during its remaining term, which ends March 2004. The warrants issued to WPV in consideration of the original guarantee were not adjusted. At September 30, 2003 the amount outstanding under the facility was $1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis contains forward-looking statements that are subject to the safe harbor created by the federal securities laws. Such statements include, among others, statements relating to trends in revenues, sales, margins and expenses, and the drivers behind those trends; trends in market channels; and projected levels of liquidity, capital resources and capital obligations. We use terms such as “plan,” “expect,” “intend,” “believe,” “anticipate,” “estimate” and other similar expressions to identify some forward-looking statements, although not all forward-looking statements include these terms. Numerous risks and uncertainties could cause actual results to differ materially. These risks and uncertainties include the factors discussed and referred to below and under the heading “Factors That May Affect Quarterly Results of Operations or Stock Price.” All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following should be read in conjunction with the audited financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

Overview

Scientific Learning is the leading provider of neuroscience-based software designed to develop the underlying cognitive skills required for reading. Our Fast ForWord products are a series of reading intervention products that incorporate learning from more than 30 years of brain, language and reading research in order to help children, adolescents and adults build the cognitive skills they need to learn to read or become better readers. The efficacy of our products has been demonstrated by extensive outcomes research by independent researchers, schools, our founding scientists and our company. Our primary products are Fast ForWord Language, Fast ForWord Language to Reading, Fast ForWord to Reading 3 and Fast ForWord Middle & High School. In June 2003 we began shipping the new Gateway Edition of our software. The Gateway Edition provides improved reporting and tracking tools, alignments with state standards and correlations with popular reading programs. Many of these features are specifically designed to support classroom teachers. It also makes managing student participation in our products significantly easier. We also introduced the second product in our reading series, Fast ForWord to Reading 4, which develops cognitive skills in the context of fourth grade reading skills.

To support our products, we provide on-site and remote training and implementation services; technical, professional and customer support; and a wide variety of Web-based resources, including brainconnection.com. During 2003 we have increased our focus on selling additional training and implementation services to schools. We believe these additional services will allow them to make better use of the features of our products and will facilitate product use with greater numbers of students.

Our primary market is US K-12 public schools. We address this market primarily through our direct sales force. Other distribution channels include referrals from speech and language professionals in private practice, direct sales to independent schools and a small number of independent sales representatives. For the three months ended September 30, 2003, booked sales to public schools represented approximately 90% of total booked sales, compared to 87% in the same period in 2002. See “Three and nine months ended September 30, 2003, compared to three and nine months ended September 30, 2002 – Revenues” below for a discussion of “booked sales” as a non-GAAP financial measure.

As of September 30, 2003 we had 128 full-time employees.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, assumptions and judgments. We believe that the estimates, assumptions and judgments upon which we rely are reasonable based upon information available to us at the time. The estimates, assumptions and judgments that we make can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates and actual results, our financial statements would be affected.

The estimates, assumptions and judgments pertaining to revenue recognition, allowance for doubtful accounts, software development costs and long lived assets are the most critical assumptions to understand in order to evaluate our reported financial results. A detailed discussion of our use of estimates, assumptions and judgments as they relate to these polices is presented below. We have discussed the application of these critical accounting policies with the Audit Committee of the Board of Directors.

Revenue Recognition. We derive revenue from the sale of licenses to our software and from service and support fees. Software license revenue is recognized in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition,” (SOP 97-2) as amended by Statement of Position 98-9. SOP 97-2 provides specific industry guidance and four basic criteria, which must be met to recognize revenue. These are: 1) persuasive evidence of an arrangement; 2) delivery of the product; 3) a fixed or determinable fee; and 4) the probability that the fee will be collected. For software orders with multiple elements, we allocate revenue to each element of a transaction based upon its fair value as determined in reliance on “vendor specific objective evidence.” Vendor specific objective evidence of fair value for each element of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is additionally measured by the renewal price.

Our revenue recognition policy is also based on the Securities and Exchange Commission’s Staff Accounting Bulletin 101 (SAB 101), which requires companies that provide an ongoing service to recognize revenue over the term of the services agreement.

Revenues from the licensing of software are recognized as follows: 1) for perpetual licenses purchased with Internet-based participant tracking services, revenue is recognized over a one-year period; 2) for limited term site licenses, revenue is recognized over the life of the license, typically 3 to 12 months; 3) for individual participant licenses, revenue is recognized over the average duration of the product’s use, typically 6 weeks; and 4) for perpetual licenses that are not purchased with Internet-based services, revenue is recognized when the product has been shipped, provided that the other criteria stated above are met.

Service and support revenues are derived from a combination of on-site and remote training, implementation, technical and professional services and customer support. Revenue from services is recognized on delivery. Revenue from support is recognized over the contractual support period.

The value of software licenses, services and support invoiced during a particular period is recorded as deferred revenue until recognized. Typically 20%-30% of software licenses, services and support invoiced in a particular period has been recognized as revenue during that period. This proportion varies with our product mix and is affected by the particular season. For example, in the third quarter, we typically provide a significant portion of the implementation services invoiced during that period as schools begin their year, while a lesser proportion of services invoiced is usually recognized in the second quarter.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses due to the inability of customers to make payments. These estimates are based on historical experience and, to date, have been approximately 2% of revenue. Cancellations and refunds are allowed in limited circumstances, and such amounts have not been significant. Provisions are made for cancellations and refunds as revenue is recorded.

Software Development Costs. We capitalize software development cost in accordance with Financial Accounting Standards Board (FASB) No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” under which software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated life of the related product.

Prior to the establishment of technological feasibility we expense all software development cost associated with a product. Technological feasibility is deemed established upon completion of a working version. The Company estimates the useful life of its developed products to be 3 years.

On an ongoing basis, the Company evaluates the net realizable value of the capitalized software development cost by estimating the future revenue to be generated from the product and compares this to the unamortized cost of the product. At September 30, 2003 future revenues from sale of products for which development costs remain on the balance sheet are anticipated to exceed the $851,000 of unamortized development costs.

Impairment of Long Lived Assets. The Company regularly reviews the carrying value of loans to current and former officers, capitalized software development costs and property and equipment. We continually make estimates regarding future cash flows to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

See the Notes to our Condensed Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

Results of Operations

The following table sets forth, for the periods indicated, various financial data expressed as a percentage of revenues (unless otherwise noted):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues:
Products	78%	83%	82%	82%
Service and support	22	17	18	18

Total revenues	100	100	100	100
Cost of revenues:
Products (1)	11	12	10	12
Service and support (2)	55	37	69	45

Total cost of revenues	21	16	21	18

Gross margin	79	84	79	82

Operating expenses
Sales and marketing	40	56	46	78
Research and development	10	13	12	16
General and administrative	14	17	16	27
Restructuring and employee
termination charges	—	—	—	6

Total operating expenses	64	86	74	127

Operating income (loss)	15	(2)	5	(45)

Other income from related party	5	—	2	—
Interest expense, net	(4)	(5)	(4)	(7)

Net income (loss) before income tax provision	16	(7)	3	(52)
Income tax provision	—	—	—	—

Net income (loss)	16%	(7)%	3%	(52)%

(1) Product costs are expressed as a percentage of product revenues. (2) Service costs are expressed as a percentage of service revenues. 13

Three and nine months ended September 30, 2003 compared to three and nine months ended September 30, 2002

Revenues. Total revenues were $8.0 million for the three months ended September 30, 2003 and $21.8 million for the nine months ended September 30, 2003, compared to $6.4 million and $14.0 million for the same periods in 2002. Product revenues increased 17% to $6.3 million for the three months ended September 30, 2003 and increased 54% to $17.8 million for the nine months ended September 30, 2003, compared to the same periods in 2002. The growth in product revenues was largely attributable to strong sales volume in the second quarter of 2003. These sales were initially recorded as deferred revenue and are recognized to revenue over the term of the licenses. In addition, in the quarter ended September 30, 2003 sales of our products with no Internet connection feature increased, which had a positive impact on revenue because these sales are recognized into revenue over a shorter period than are products licensed with an Internet connection feature. Service and support revenues increased 65% to $1.8 million for the three months ended September 30, 2003 and 59% to $3.9 million for the nine months ended September 31, 2003, compared to the same periods in 2002. The increase in service and support revenues in 2003 was primarily due to increased delivery of on-site services. Sale and delivery of on-site services to schools has been a major focus for the Company in 2003 to enhance school results. Service and support revenue also increased as a result of the increase in the number of schools on support contracts.

Because a significant portion of our software, services and support revenue is recognized in periods after the invoice date, management uses booked sales to evaluate current selling activity. Booked sales is a non GAAP financial measure that we believe is useful for investors as well as management as a measure of current demand for the Company’s products and services. Booked sales equals the total value (net of allowances) of software and services invoiced in the period. We record booked sales and deferred revenue when all of the requirements for revenue recognition have been met, other than the requirement that the revenue for software licenses and services has been earned. The Company uses booked sales information for resource allocation, planning and other management purposes. However, booked sales should not be considered in isolation from, and is not intended to represent a substitute measure of revenues or any other performance measure calculated under GAAP.

Booked sales increased by 12% to $9.2 million for the quarter ended September 30, 2003, compared to $8.2 million for the same quarter last year. For the nine months ended September 30, 2003, booked sales increased 14% to $23.6 million compared to $20.7 million for the same period in 2002. For the three months ended September 30, 2003, booked sales in the K-12 sector increased by 15% to $8.2 million compared to $7.1 million in the same period of 2002. For the nine months ended September 30, 2003, K-12 booked sales increased 19% to $20.7 million compared to $17.3 million in 2002. These increases were achieved in a difficult K-12 market with tight state funding. The K-12 sector represented 90% and 86% of booked sales for the three and nine months ended September 30, 2003, respectively, compared to 87% and 84% for the same periods in 2002. During the third quarter of 2003, the Company sold 222 site license packages to the K-12 sector, compared to 210 in the same period in 2002. The average sale per school for customers purchasing site license packages increased due to the introduction of our new Gateway Edition and sales of increased training and implementation services, partially offset by purchases of more limited use licenses. Booked sales to the private sector declined by 8% and 12% to $1.0 million and $2.9 million, respectively, for the three and nine months ended September 30, 2003, compared to $1.7 million and $3.3 million for the same periods in 2002. We attribute this decline to the continued focus of our resources on the K-12 market instead of the private sector.

Deferred revenue at September 30, 2003 increased $3.3 million, or 23%, to $17.5 million, compared to $14.2 million at September 30, 2002. We expect deferred revenue to grow more slowly during the fourth quarter of 2003, because we anticipate that a higher proportion of our business will be derived from the sale of services, which are recognized into revenue over a shorter average period than are software licenses and that our mix of perpetual and term licenses has become more stable. During the first half of 2002, we experienced a shift from term licenses to perpetual licenses, which are recognized into revenue over a longer average period. The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the three and nine months ended September 30, 2003 and 2002, respectively.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2003	2002	2003	2002

Booked sales	$9,176	$8,172	$23,672	$20,664
Less revenue	8,017	6,396	21,752	14,030

Net increase in deferred revenue	1,159	1,776	1,920	6,634
Current and long-term deferred
revenue beginning of the period	16,345	12,456	15,584	7,598

Current and long-term deferred
revenue end of the period	$17,504	$14,232	$17,504	$14,232

Cost of Revenues and Gross Profit. Total cost of revenues increased by $623,000, to $1.6 million for the three months ended September 30, 2003 and increased $2.0 million to $4.5 million for the nine months ended September 30, 2003, compared to the same periods in 2002. The following table sets forth the gross profit percent by revenue category for the three and nine months ended September 30, 2003 and 2002, respectively.

	Three months ended September 30,		Nine months ended September 30,
Gross profit percent:	2003	2002	2003	2002

Gross profit on products	89%	88%	90%	88%
Gross profit on service and support	45%	63%	31%	55%
Total gross profit	79%	84%	79%	82%

As a percentage of total revenues, gross profit decreased to 79% for both the three and nine months ended September 30, 2003. This compared to 84% and 82% for the three and nine months ended September 30, 2002, respectively. The total gross profit margins declined due to lower service and support margins, as well as a higher proportion of lower margin service and support revenues. Service and support costs consist primarily of the cost of personnel, materials and travel. Gross profit on service and support decreased to 45% and 31% of service and support revenues for the three and nine months ended September 30, 2003, respectively, compared to 63% and 55% for the same periods in 2002. This decrease reflects, in large part, the reorganization of our service and support business implemented in the first quarter of 2003 to increase the number of people available to provide service and support to our customers. In addition, products tend to be more challenging to implement when they are first introduced. During the second quarter of 2003, we launched the new Gateway Edition of our major products, and we may see a temporary increase in service expenses as we meet the challenges of implementing a new product in diverse K-12 technology environments. Product costs consist of manufacturing, packaging and fulfillment costs, amortization of capitalized software and royalties. Gross profit on product revenues increased to 89% and 90% for the three and nine months ended September 30, 2003, respectively, compared to 88% for the same periods in 2002. The increase was attributable to slightly lower royalty and materials costs.

Sales and Marketing Expenses. Sales and marketing expenses decreased $329,000, or 9%, to $3.3 million for the three months ended September 30, 2003 and $1.0 million, or 10%, to $9.9 million for the nine months ended September 30, 2003, compared to the same periods of 2002. The decrease was primarily attributable to a decrease in personnel as some staff became part of our expanded service and support team.

Research and Development Expenses. Research and development expenses decreased $16,000, or 2%, to $796,000 for the three months ended September 30, 2003 and increased $409,000, or 18%, to $2.6 million for the nine months ended September 30, 2003, compared to the same periods in 2002. The slight decrease in research and development expenses for the third quarter of 2003 was due to a decrease in development activity following the release of our new Gateway Edition in June 2003. The increase in research and development for the nine months ended September 30, 2003 was attributed to increased activity in the first two quarters to complete development of the Gateway Edition. For the three and nine months ended September 30, 2003 no software development costs were capitalized. This compared to capitalization of $116,000 of software development cost for the nine months ended September 30, 2002.

General and Administrative Expenses. General and administrative expenses increased $52,000, or 5%, to $1.1 million for the three months ended September 30, 2003 and decreased $185,000, or 5%, to $3.5 million, compared to the same periods in 2002. The increase in the third quarter was attributable to an increase in consulting fees in 2003. The decrease in the 2003 nine-month period was due to decreases in personnel compared to 2002.

Restructuring and Employee Termination Charges. During 2002, the Company recorded restructuring charges totaling $3.4 million, reflecting employee severance benefits and rent for excess office space. For the three and nine months ended September 30, 2003 no additional restructuring charges were recorded. During the third quarter of 2003, rent on excess office space totaling $335,000 and termination benefits totaling $14,000 were paid.

On October 7, 2003 the Company entered into a lease termination agreement with its landlord to terminate the lease for its Oakland headquarters. At the same time, the Company signed a new lease agreement for a reduced amount of space in the same building. Under these agreements the Company will pay an increased security deposit of $550,000 and an initial lease termination fee of $196,000 and will pay a further lease termination fee of $2.05 million in 14 equal monthly installments, commencing November 1, 2003. The current restructuring reserve for excess office space together with the adjustment to deferred rent for the reduction in space is expected to fully cover the lease termination cost.

The following table sets forth the restructuring activity during the three months ended September 30, 2003.

(dollars in thousands)	Accrued restructuring costs, beginning of period	Restructuring charges	Cash paid	Accrued restructuring costs, end of period

Lease obligation	$2,485	$—	$(335)	$2,150
Severance benefits	14	—	(14)	—

Total	$2,499	$—	$(349)	$2,150

Other Income from Related Party. During the three months ended September 30, 2003 the Company recorded $425,000 as proceeds of a transaction that included the sale and licensing of certain intellectual property, patents and software owned or licensed by the Company to Neuroscience Solutions Corporation (NSC). A co-founder, substantial shareholder, and member of the Board of Directors of Scientific Learning Corporation is also a co-founder, officer, director and substantial shareholder of NSC. See “Transaction with Neuroscience Solutions” below. Amounts received to date and any future receipts are being reported as other income as we do not consider the sale of these rights to be part of reoccurring operations. There was no comparable transaction for the same period of 2002.

Interest Expense, Net. Interest expense net decreased $36,000 or 11%, to $301,000 for the three months ended September 30, 2003 and was unchanged at $926,000 for the nine month period, compared to the same periods in 2002. The decrease was attributable to lower borrowing during the three months ended September 30, 2003.

Provision for Income Taxes.  We recorded a tax provision in the amount of $13,000 for the three months ended September 30, 2003 relating to federal alternative minimum tax. The tax provision is based upon our estimate of the full year effective rate for the Company. There were no similar charges in the year ago periods, as we had no taxable income.

LIQUIDITY AND CAPITAL RESOURCES

	Nine months ended September 30,
(dollars in thousands)	2003	2002

Cash provided by operating activities	$4,762	$2,353
Cash (used in) provided by investing activities	(248)	949
Cash used in financing activities	(3,804)	(2,677)

Increase in cash and cash equivalents	$710	$625

Cash provided by operating activities was $4.8 million for the nine months ended September 30, 2003 compared to $2.4 million in the same period in 2002. The $2.4 million increase in cash was primarily attributable to our net income for the nine months ended September 30, 2003, which resulted largely from an increase in revenues. Improved cash collections, leading to lower days sales outstanding with respect to receivables, also contributed to our increased cash position. For the comparable period in 2002, cash from operating activities was provided by the growth in booked sales recorded to deferred revenue, as well as strong cash collections.

Cash used in investing activities was $248,000 for the nine months ended September 30, 2003, compared to cash provided by investing activities of $949,000 in the same period in 2002. In 2002, cash was provided by the sale of the balance of the Company’s portfolio of government securities.

Cash used in financing activities was $3.8 million for the nine months ended September 30, 2003, compared to $2.7 million in the same period in 2002. During the first nine months of 2003, the Company reduced the balance on its line of credit from $5 million on December 31, 2002 to $1 million on September 31, 2003. We expect that our cash flow from operations and our current cash balances will be the primary source of the funds for our operations and capital expenditures through at least December 31, 2004.

While the Company’s objective is to continue to be profitable and to generate operating cash flow, our ability to do so is not assured. In addition, because of the seasonality that affects operations, we are may have negative cash flow in particular quarters. See Factors That May Affect Quarterly Results of Operations or Stock Price, below. The Company believes that it should maintain a credit facility in order to accommodate these quarterly fluctuations and as a source of liquidity in the event that cash from operating activities is lower than expected.

Since 2001, the Company has maintained a credit facility with Fleet National Bank, guaranteed by WPV, Inc., an affiliate of Warburg Pincus Ventures, a significant shareholder of the Company. The line of credit was originally for $15 million. In October 2003, the Company, WPV and Fleet agreed to reduce the amount available under the facility to $10 million because the Company did not believe that it needed the full amount of the facility during its remaining term. At September 30, 2003, the amount outstanding under the facility was $1 million. The WPV guarantee expires in March 2004, and the Company will not be able to maintain the existing facility at Fleet without the guarantee.

The Company is negotiating a new line of credit to replace the existing facility. We expect that this line of credit will be based in part on our accounts receivable and will be guaranteed in part and for a limited time by WPV. We believe that we will reach a final agreement with a lender by December 31, 2003. The new credit facility is expected to contain financial covenants that were not present in our line with Fleet, which may limit the Company’s financial and operating flexibility.

The Company may be unable to reach an agreement on the terms of a new credit facility due to an inability of the Company or WPV to agree with the lender on specific terms or for other reasons. In that event, the Company may seek other sources of debt or equity financing, or may be required to reduce expenses. Reducing the Company’s expenses could adversely affect its operations by reducing the resources available for sales, marketing, research or development efforts. We cannot assure you that we will be able to secure additional debt or equity financing on acceptable terms.

Our level of capital expenditures was quite low in 2002, approximately $124,000, and in the first nine months of 2003, was approximately $133,000. While we expect that our capital spending will continue to be modest, we anticipate that in the remainder of 2003 and 2004, capital expenditures, primarily for computer equipment and software, will be at higher levels than in 2002 and the first nine months of 2003.

Contractual Obligations and Commitments. We have a non-cancelable lease agreement for our corporate office facilities. The terms of the lease agreement were renegotiated and a new lease agreement has been signed for a reduced amount of space in our current location. Starting October 1, 2003, the minimum lease payment under the new agreement on our office facility (excluding lease termination charges) is approximately $78,000 per month through 2008. After 2008 the base lease payment increases at a compound annual rate of approximately 5%. The lease terminates in December 2013.

The following table summarizes the Company’s outstanding borrowings and contractual obligations at September 30, 2003 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

(dollars in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	Thereafter(1)

Borrowing under bank line of credit	$1,000	$1,000	$—	$—	$—
Lease termination agreement	2,250	1,810	440
Non-cancelable operating lease	10,341	940	1,880	1,880	5,641
Minimum royalty payments	1,650	150	300	300	900

Total	$15,241	$3,900	$2,620	$2,180	$6,541

(1)	Non-cancelable operating lease expires December 31, 2013. Minimum royalty payments expires in 2014.

Loans to Current and Former Officers

In March 2001, we made full recourse loans to certain officers of the Company totaling $3.1 million. The total principal outstanding at both September 30, 2003 and December 31, 2002 was $3.1 million. Accrued interest of $380,000 and $265,000 at September 30, 2003 and December 31, 2002 respectively, is included in Other Assets on the Balance Sheet. In 2002 some of the officers with outstanding loans left the Company. The Notes are full recourse loans secured by shares of the Company’s Common Stock owned by the current and former officers. The loans bear interest at 4.94%. Principal and interest are due December 31, 2005.

Transaction with Neuroscience Solutions Corporation

On September 30, 2003, the Company closed its agreement with Neuroscience Solutions Corporation (“NSC”), transferring technology to NSC for use in the health field. The transaction includes a license of the patents owned by the Company, a sublicense of the patents licensed by the Company from the University of California and Rutgers, the State University of New Jersey, the license of certain software developed by the Company, and the transfer of assets related to certain research projects. All of the rights licensed to NSC are limited to the health field and most are exclusive in that field. We will continue to use the licensed patents and technology in the fields of education and speech and language therapy, and retain all rights to our technology outside of the health field.

NSC and the Company also agreed to license to one another certain patents that may be issued in the future, on which royalties would be paid. We also agreed to provide NSC certain technology transfer, hosting and support services.

NSC is a start-up company located in San Francisco that plans to develop, market, and sell a series of software-based products for healthcare markets based on neuroplasticity research. NSC’s first products are expected to focus on addressing issues that commonly arise as a result of aging. Dr. Michael M. Merzenich, who is a founder, director, significant stockholder and former officer of the Company, is also a founder, director, significant shareholder and officer of NSC.

The purpose of the transaction with NSC is to permit the research and technology on which our Fast ForWord products are based to be used in practical applications in healthcare. Because the transaction is a related party transaction, the Audit Committee carefully reviewed the terms of the transaction, and after that review, recommended that the Board approve the transaction. After exploration by the Company of the potential benefits and costs of utilizing its intellectual property in the fields licensed to NSC, the Board determined that the transaction with NSC would produce the maximum benefit presently available to the Company with respect to those fields. Dr. Merzenich recused himself from all discussions and votes of the Company’s Board of Directors, as well as from the negotiations, related to the agreements between the companies.

The terms of the transaction were determined through arms’ length negotiations between the Company and NSC. The Company received an initial payment of $500,000 and will be entitled to a 2 to 4% royalty on future products of NSC that use the licensed technology. The Company was also issued 1,772,727 shares of Series A Preferred Stock in NSC. Because NSC is a start-up venture the shares of which are not actively traded, in our financial statements we have assigned a value of zero to the NSC shares we received.

FACTORS THAT MAY AFFECT QUARTERLY RESULTS OF OPERATIONS OR STOCK PRICE

Our quarterly operating results have varied significantly in the past and are expected to fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. Factors that may affect our quarterly operating results or stock price include those discussed in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2002, under the headings “Business – Factors that May Affect our Results or Stock Price” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and factors disclosed in other documents filed with the Securities and Exchange Commission. Significant fluctuations in future quarterly operating results may be caused by many factors including, among others:

•	The availability of funding to purchase our products.

•	The general availability of funding for public schools fluctuates from time to time, and is presently negatively affected by reduced levels of tax revenues due to the economic slowdown. Throughout 2002 and the first nine months of 2003, the education technology industry generally experienced soft sales, typically attributed to tight funding. State education funding is expected to continue to be tight in the fourth quarter of 2003 and throughout 2004.

•	The extent to which our products meet evolving federal and state standards as well the requirements of grants and similar funding.

•	The financial resources available to parents to purchase licenses to our products and related professional services for their children through private practitioners, which may also have been adversely affected by the current economic slowdown.

•	Our business experiences seasonal fluctuations and a long sales cycle.

•	In our K-12 sector, public school calendars and budget cycles have caused, and may continue to cause, substantial quarterly fluctuations in sales and revenues.

•	In our K-12 sector, the cost of some of our license packages requires multiple levels of approval in a political environment, which results in a time-consuming sales cycle that is difficult to predict. When a district decides to finance its license purchases, the time required to obtain these approvals can be extended even further.

•	In our private sector, because of the time-intensive nature of our software, demand tends to be lower during the school year than in the summer.

•	Our history has been relatively limited, especially in the K-12 sector, and our current seasonal patterns may not be entirely stable. Historically, first quarter sales have been slower and second quarter sales have been the strongest.

•	The extent to which mainstream educational purchasers will broadly accept our products is unproven.

•	Our products are novel to many educators, and have many attributes that are not common to educational software.

•	Implementing our products in schools requires a substantial amount of time in a limited school day, as well as other adjustments in school practices.

•	We have not yet demonstrated implementation models that are scalable, acceptable to educators and profitable, while remaining highly effective in improving student achievement. In addition, products tend to be more challenging to implement when they are first introduced. During the second quarter of 2003, we launched the new Gateway Edition of our major products.

•	To achieve wider acceptance in the K-12 sector, we will need to continue and expand our demonstration to educators that our products significantly improve student achievement.

•	We have limited visibility with respect to our future revenues and income.

•	Our various products, services and license packages have substantially differing revenue recognition periods, and it is often difficult to predict which license package a customer will purchase, even when the amount and timing of a sale can be projected.

•	The timing of a single large order can significantly impact the level of sales and revenue in a given quarter.

•	We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

•	Competitors may enter our market segment and offer actual or claimed results similar to those achieved by our products.

•	We may experience difficulties in launching new products efficiently and on schedule.

•	We are developing additional products in our Fast ForWord to Reading series as part of our strategy to reach mainstream reading intervention customers. Unexpected challenges could make these development projects longer or more expensive.

•	New technology products usually contain bugs that were not discovered in the testing process and tend to be more challenging to implement when they are first introduced, especially in the diverse and challenging K-12 technology environment. During the second quarter of 2003, we launched the new Gateway Edition of our major products and we may see a temporary increase in service expenses as we meet the challenges of implementing a new product in diverse K-12 technology environments. In addition, introduction of new products can slow sales as customers take additional time to evaluate the new offering or wait until the new offering has been available for some period before purchasing.

As a result of all the foregoing factors, period-to-period comparisons of our operating results may not always be meaningful and should not be relied upon as an indication of future performance. 20

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the rate of interest we will pay on our revolving credit facility with Fleet. Interest rates on loans extended under that facility are either at LIBOR (London Interbank Offered Rate) plus one percent or at Fleet’s “Base Rate,” at the Company’s choice. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at September 30, 2003 would not have a material effect on our expenses or loss.

Item 4. Controls and Procedures

Based on the evaluation, required under Rule 13a-15(b) of the Exchange Act, conducted by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003. During the quarter ended September 30, 2003, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As a result, there can be no assurance that a control system will succeed in preventing all possible instances of error and fraud. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Chief Executive Officer and the Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 9, 2003 we sent a demand letter to Metropolitan Teaching and Learning Company (“Metropolitan”), claiming that Metropolitan’s use of the term “Fast Forward” in connection with children’s educational materials infringed our rights in our registered trademark “Fast ForWord”. On or about January 21, 2003, Metropolitan filed a declaratory relief action in federal court in the Southern District of New York, seeking a judicial declaration that its Fast Forward mark does not infringe our trademarks, as well as attorneys’ fees and other unspecified damages. This action has now been settled and dismissed with prejudice, with no payment by either party.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

Exhibit No.	Description of Document
3.3(1)	Restated Certificate of Incorporation.
3.4	Amended and Restated Bylaws.
4.1(1)	Reference is made to Exhibits 3.3 and 3.4.
4.2(2)	Amended and Restated Registration Rights Agreement, dated as of December 31, 1998.
4.3(1)	Specimen Stock Certificate.
4.4(3)	Amendment No. 1 by and among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., effective as of March 9, 2001 to Amended and Restated Registration Rights Agreement entered into as of December 30, 1998
4.5(11)	Amendment No. 2 By and Among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., Effective as of November 30, 2001 to Amended and Restated Registration Rights Agreement Entered Into as of December 30, 1998

10.1(1)*	Form of Indemnity Agreement with each of our directors and executive officers.
10.2(17)*	1999 Equity Incentive Plan, as amended.
10.3(17)*	Forms of Stock Option Grant Notice, Stock Option Agreement and Stock Award Agreement under the Incentive Plan.
10.4(17)*	1999 Non-Employee Directors’ Stock Option Plan, as amended.
10.5(16)*	Forms of Nonstatutory Stock Option Agreements under the Non-Employee Directors’ Stock Option Plan
10.6(17)*	1999 Employee Stock Purchase Plan, as amended.
10.8(17)*	Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan.
10.13(1)†	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California.
10.15(1)	Securities Purchase Agreement, dated September 24, 1996, with Warburg, Pincus Ventures, L.P.
10.16(4)	Lease, dated as of March 20, 2000, with Rotunda Partners II.
10.17(5)	First Amendment and Second Amendment to Lease dated as of March 20, 2000, with Rotunda Partners II.
10.18(6)	Revolving Loan Agreement dated as of March 9, 2001 by and between Scientific Learning Corporation and Fleet National Bank
10.19(7)	Agreement to Issue Warrant and Grant of Security Interest dated as of March 9, 2001 by and between Scientific Learning Corporation and WPV, Inc.
10.20(8)	Warrant to Purchase 1,375,000 Shares of Common Stock of Scientific Learning Corporation
10.21(9)*	Loan agreements, promissory notes and pledge agreements with each of Sheryle Bolton, Frank Mattson, Steve Miller, and James Mills
10.22(10)	Stock Purchase Agreement dated November 9, 2001 between Scientific Learning Corporation and Warburg Pincus Ventures, L.P.
10.23(12)*	Letter Agreement dated March 12, 2002 between the Company and Sheryle Bolton.
10.24(12)	First Amendment Agreement, dated March 26, 2002, between the Company and Fleet National Bank amending the agreement filed as Exhibit 10.18.
10.25(12)*	2002 Management Incentive Plan.
10.26(13)*	Employment Agreement dated as of May 31, 2002 by and between Scientific Learning Corporation and Robert C. Bowen
10.27(14)*	2002 CEO Option Plan
10.28(15)	Voting Agreement by and among Warburg Pincus Ventures, Carleton Holstrom, the Holstrom Family Partnership, Paula A. Tallal and the Colleen Osborne 1998 Irrevocable Trust
10.29(16)*	Milestone Equity Incentive Plan
10.30(16)*	2003 Management Incentive Plan
10.31	(18) Second Amendment Agreement dated as of September 24, 2003, by and between Scientific Learning Corporation and Fleet National Bank, amending the agreement filed as Exhibit 10.18, which was previously amended by the First Amendment Agreement filed as Exhibit 10.24.
10.32(19)	Technology Transfer Agreement dated as of September 30, 2003 by and between the Company and Neuroscience Solutions Corporation (“NSC”).
10.33(20)	SLC License Agreement dated as of September 30, 2003 by and between the Company and NSC.
10.34(21)	NSC License Agreement dated as of September 30, 2003 by and between NSC and the Company.
10.35(22)	Services Agreement dated as of September 30, 2003 by and between the Company and NSC.

10.36	Amendment No. 3 to Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California, amending the agreement filed as Exhibit 10.13.
10.37	Lease, dated as of October 1, 2003, with Rotunda Partners II
10.38	Lease Termination Agreement, dated as of October 1, 2003, with Rotunda Partners II
31.1	Certification of Chief Executive Officer (Section 302)
31.2	Certification of Chief Financial Officer (Section 302)
32.1	Certification of Chief Executive Officer (Section 906)
32.2	Certification of Chief Financial Officer (Section 906)

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-77133).
(2)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 1999 (SEC File No. 000-24547).
(3)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).
(4)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 000-24547).
(5)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2001 (SEC File No. 000-24547).
(6)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).
(7)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).
(8)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).
(9)	Incorporated by reference to Exhibit 10.20 previously filed with the Company's Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 000-24547).
(10)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-24547).
(11)	Incorporated by reference to Exhibit 4.4 previously filed with the Company’s Form 8-K on December 7, 2001 (SEC File No. 000-24547).
(12)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2001 (SEC File No. 000-24547).
(13)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).
(14)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).
(15)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).
(16)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2002 (SEC File No. 000-24547).
(17)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2003 (SEC File No. 000-24547).
(18)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on October 3, 2003 (SEC File No. 000-24547).

(19)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).
(20)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).
(21)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).
(22)	Incorporated by reference to Exhibit 99.4 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).

† Certain portions of this exhibit have been omitted based upon confidential treatment granted by the Securities and Exchange Commission for portions of the referenced exhibit.

* Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K. On July 29, 2003, the Company filed a Report on Form 8-K furnishing its press release announcing its financial results for the quarter ended June 30, 2003 and the transcript of its conference call discussing those earnings

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2003

Scientific Learning Corporation (Registrant) /s/ Jane A. Freeman —————————————— Jane A. Freeman Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description of Document
3.3(1)	Restated Certificate of Incorporation.
3.4	Amended and Restated Bylaws.
4.1(1)	Reference is made to Exhibits 3.3 and 3.4.
4.2(2)	Amended and Restated Registration Rights Agreement, dated as of December 31, 1998.
4.3(1)	Specimen Stock Certificate.
4.4(3)	Amendment No. 1 by and among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., effective as of March 9, 2001 to Amended and Restated Registration Rights Agreement entered into as of December 30, 1998
4.5(11)	Amendment No. 2 By and Among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., Effective as of November 30, 2001 to Amended and Restated Registration Rights Agreement Entered Into as of December 30, 1998
10.1(1)*	Form of Indemnity Agreement with each of our directors and executive officers.
10.2(17)*	1999 Equity Incentive Plan, as amended.
10.3(17)*	Forms of Stock Option Grant Notice, Stock Option Agreement and Stock Award Agreement under the Incentive Plan.
10.4(17)*	1999 Non-Employee Directors’ Stock Option Plan, as amended.
10.5(16)*	Forms of Nonstatutory Stock Option Agreements under the Non-Employee Directors’ Stock Option Plan
10.6(17)*	1999 Employee Stock Purchase Plan, as amended.
10.8(17)*	Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan.
10.13(1)†	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California.
10.15(1)	Securities Purchase Agreement, dated September 24, 1996, with Warburg, Pincus Ventures, L.P.
10.16(4)	Lease, dated as of March 20, 2000, with Rotunda Partners II.
10.17(5)	First Amendment and Second Amendment to Lease dated as of March 20, 2000, with Rotunda Partners II.
10.18(6)	Revolving Loan Agreement dated as of March 9, 2001 by and between Scientific Learning Corporation and Fleet National Bank
10.19(7)	Agreement to Issue Warrant and Grant of Security Interest dated as of March 9, 2001 by and between Scientific Learning Corporation and WPV, Inc.
10.20(8)	Warrant to Purchase 1,375,000 Shares of Common Stock of Scientific Learning Corporation
10.21(9)*	Loan agreements, promissory notes and pledge agreements with each of Sheryle Bolton, Frank Mattson, Steve Miller, and James Mills
10.22(10)	Stock Purchase Agreement dated November 9, 2001 between Scientific Learning Corporation and Warburg Pincus Ventures, L.P.
10.23(12)*	Letter Agreement dated March 12, 2002 between the Company and Sheryle Bolton.
10.24(12)	First Amendment Agreement, dated March 26, 2002, between the Company and Fleet National Bank amending the agreement filed as Exhibit 10.18.
10.25(12)*	2002 Management Incentive Plan.
10.26(13)*	Employment Agreement dated as of May 31, 2002 by and between Scientific Learning Corporation and Robert C. Bowen
10.27(14)*	2002 CEO Option Plan

10.28(15)	Voting Agreement by and among Warburg Pincus Ventures, Carleton Holstrom, the Holstrom Family Partnership, Paula A. Tallal and the Colleen Osborne 1998 Irrevocable Trust
10.29(16)*	Milestone Equity Incentive Plan
10.30(16)*	2003 Management Incentive Plan
10.31	(18) Second Amendment Agreement dated as of September 24, 2003, by and between Scientific Learning Corporation and Fleet National Bank, amending the agreement filed as Exhibit 10.18, which was previously amended by the First Amendment Agreement filed as Exhibit 10.24.
10.32(19)	Technology Transfer Agreement dated as of September 30, 2003 by and between the Company and Neuroscience Solutions Corporation (“NSC”).
10.33(20)	SLC License Agreement dated as of September 30, 2003 by and between the Company and NSC.
10.34(21)	NSC License Agreement dated as of September 30, 2003 by and between NSC and the Company.
10.35(22)	Services Agreement dated as of September 30, 2003 by and between the Company and NSC.
10.36	Amendment No. 3 to Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California, amending the agreement filed as Exhibit 10.13.
10.37	Lease, dated as of October 1, 2003, with Rotunda Partners II
10.38	Lease Termination Agreement, dated as of October 1, 2003, with Rotunda Partners II
31.1	Certification of Chief Executive Officer (Section 302)
31.2	Certification of Chief Financial Officer (Section 302)
32.1	Certification of Chief Executive Officer (Section 906)
32.2	Certification of Chief Financial Officer (Section 906)

23	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-77133).
24	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 1999 (SEC File No. 000-24547).
25	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).
26	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 000-24547).
27	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2001 (SEC File No. 000-24547).
28	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).
29	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).
30	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).
31	Incorporated by reference to Exhibit 10.20 previously filed with the Company's Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 000-24547).
32	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-24547).
33	Incorporated by reference to Exhibit 4.4 previously filed with the Company’s Form 8-K on December 7, 2001 (SEC File No. 000-24547).

34	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2001 (SEC File No. 000-24547).
35	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).
36	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).
37	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).
38	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2002 (SEC File No. 000-24547).
39	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2003 (SEC File No. 000-24547).
40	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on October 3, 2003 (SEC File No. 000-24547).
41	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).
42	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).
43	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).
44	Incorporated by reference to Exhibit 99.4 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).

† Certain portions of this exhibit have been omitted based upon confidential treatment granted by the Securities and Exchange Commission for portions of the referenced exhibit.

* Management contract or compensatory plan or arrangement.