Form 10-K
period 2003-12-31
SCIENTIFIC LEARNING CORP
filed 2004-03-30
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2003 or

|_| Transition Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the transition period from ___________ to _________________

COMMISSION FILE NO. 000-24547

SCIENTIFIC LEARNING CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	94-3234458
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

300 FRANK H. OGAWA PLAZA, SUITE 600
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
Yes: |X| No: |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes: |_| No: |X|

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2003 as reported on the OTC Bulletin Board was approximately $25,362,500.  Shares of Common Stock held by each executive officer and director and by certain persons who owned 5% or more of the registrant’s outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2004 the Registrant had outstanding 16,157,716 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders to be held on June 7, 2004, are incorporated by reference in Part III.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

               This report on Form 10-K, including the sections captioned “Item 1. Business,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or by other comparable terminology.  These forward-looking statements relate to future events or conditions or our future performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from that expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results may differ materially from those expected or anticipated in the forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, risks and uncertainties discussed in this Report in Item 1, including but not limited to those discussed under the caption “Factors That May Affect our Results or Stock Price,” those described in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those that are or may be discussed from time to time in our public announcements and filings with the SEC, including our future Forms 8-K, 10-Q and 10-K. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

ITEM 1.	BUSINESS

We develop and distribute the Fast ForWord® family of reading intervention software.  Our innovative products apply advances in neuroscience and cognitive research to build the fundamental cognitive skills required to read and learn.

Reading is essential for success in school and in life, yet according to the National Assessment of Educational Progress conducted by the U.S. Department of Education, 69% of fourth graders in the U.S. are unable to read proficiently at grade level.  Learning to read proficiently is a complex task involving multiple cognitive processes that have become much better understood in recent years.  Our products incorporate learning from more than 30 years of research on the brain, language, and reading.

Extensive outcomes research by independent researchers, our founding scientists, and our company demonstrate that the Fast ForWord products help students attain rapid, lasting gains in the skills critical for reading. Our major products include an optional easy-to-use web-based tool that provides reports on detailed learning results for individuals and groups of students.

To encourage best practices in the use of our products, we provide on-site and remote services, including product training and professional development, implementation management, consulting and technical installation.  We also provide technical, professional and customer support and a wide variety of web-based resources.

At the end of 2003, approximately 2,200 schools had purchased at least $10,000 of our Fast ForWord product licenses and services, and over 325,000 individuals had enrolled in one of our products.

MARKETS

Our primary market is K-12 schools in the United States.   In 2003, the K-12 sector represented more than 90% of our business.  Since we began building our school sales force in late 1998, our business in K-12 schools has grown each year, both in absolute dollars and as a percentage of our business.

The K-12 market is large and is projected to grow.  According to the National Center for Education Statistics, part of the U.S. Department of Education, and Market Data Retrieval, a supplier of market information to the education industry, U.S. K-12 schools now enroll more than 54 million students, and enrollment is projected to continue growing through 2013.  There are approximately 14,200 public school districts in the U.S., and approximately 114,000 public and private school buildings, or sites.

Eduventures, a strategic consulting firm in the education industry, has estimated that in 2001, K-12 schools spent $3.2 billion (46% of the total amount schools spent on all instructional products) on supplementary materials of all types. Simba Information, Inc., a marketing information company, estimates the K-12 market for instructional software at $1.63 billion in 2003.

The general availability of funding for public schools fluctuates from time to time, and state and local funding is presently negatively affected by reduced levels of tax revenues due to the economic slowdown.  During 2002 and 2003, the education technology industry generally experienced soft sales, typically attributed to tight funding.  State and local education funding is expected to continue to be tight during 2004.  If the economy continues to grow stronger, more funding may be available in 2005.   Nevertheless, substantial federal funding resources remain, and many of those resources are focused on reading improvement.

The federal No Child Left Behind (NCLB) Act of 2001 established as important national priorities reading achievement and grade level proficiency accomplished through proven practices and products grounded in scientifically based research.  Our products, which build language and reading skills and are based on more than 30 years of neuroscience and cognitive research, align well with these objectives.

For fiscal year 2005, President Bush’s education funding requests include $13.3 billion for Title 1, Part A, grants to local education agencies; $1.125 billion for Reading First; $132 million for Early Reading First; $12.2 billion for special education grants to states; $692 million for educational technology; $1 billion for 21st Century Community Learning Centers; and $682 million for English Language Acquisition programs.  All of these sources of federal funding have been used by our customers to purchase Fast ForWord licenses.

We believe that the funding for a substantial portion of our K-12 sales comes from federal funding, so continuing to qualify for major sources of federal funding is critical to our sales success.  The current federal budget deficit may impact the availability of federal education funding. For example, for 2005 the administration has requested no money for Comprehensive School Reform, Even Start and Dropout Prevention, and the funding for several other categories has stayed the same as 2004.  Nevertheless, the total amount of federal funding for education has increased each year since 1996.

In addition to selling to K-12 schools, we also sell through private practice professionals, and to learning centers, hospitals, clinics and psychologists.  These speech and language or other professionals recommend the use of our products to appropriate clients and then supervise the use of those products, often in connection with their other services.  Since 1999, our business in this sector has decreased each year, both in absolute dollars and as a percentage of our business.  We expect that this sector will continue to decline as a percentage of our business.

However, these professionals remain significant to us.  Private practice professionals were our first market, and they have extensive knowledge about our products and their use that can be valuable for us and for all of our customers.  These professionals sometimes provide contract services to schools, and from time to time recommend Fast ForWord products for students in those schools.

PRODUCTS

Our Fast ForWord software products develop cognitive skills required to read and learn effectively.  Based on more than 30 years of research in neuroscience, reading and language, our products use established neuroscience principles to help students learn.   Extensive efficacy research (see Outcomes and Scientific Basis below) has demonstrated the results that can be achieved through use of our products.

COGNITIVE SKILLS DEVELOPMENT

Reading and learning require a variety of foundational cognitive skills, all functioning together.  The Fast ForWord products develop prerequisite skills that enable students to take greater advantage of their reading instruction and improve their reading proficiency.  Fast ForWord products do this by developing Learning MAPs™ skills:

Memory. The ability to hold information short- and long-term, essential for comprehension of complex sentences and for remembering instructions.

Attention.  The ability to focus on tasks and ignore distractions.

Processing.  The ability to address information such as images and sounds quickly enough, and in the correct sequence, to discriminate their differences, a prerequisite for phonemic awareness (the ability to distinguish among and manipulate the smallest sounds in language that can change meaning) and reading.

Sequencing.  The ability to quickly and accurately determine which of two events or stimuli comes first, which is supported by memory, attention, and processing.  Sequencing is essential for developing phonemic awareness, word fluency, and oral and reading comprehension.

FAST POWER LEARNING™ FORMULA

Neuroscience research has demonstrated the importance of frequency, intensity, adaptivity, simultaneous development, and timely motivation for learning new tasks.  The Fast ForWord products use these principles to help students learn more rapidly.

Frequency and intensity:  Brain plasticity research demonstrates that completing a set of learning tasks in a frequent, intense timeframe is needed to make the changes in brain functioning that enhance learning.  To maximize the efficacy of our products, we recommend protocols for our major products that require between 48 and 100 minutes of product use a day, 5 days per week.

During 2003, a significant portion of our research resources were devoted to developing alternate protocols to offer educators greater flexibility in fitting Fast ForWord products into school schedules, while maintaining the products’ effectiveness.  Our original protocols required product use for 90 to 100 minutes per day, 5 days a week, for a period of 4 to 8 weeks.  We have now introduced protocols for each of our major products that require only 48 to 50 minutes of use, 5 days a week, over a longer period of 6 to 10 weeks.  Our research shows that students working under the new protocols achieve substantially the same results as those using the original protocols.  The shortened daily time protocols make fitting our products into the school day much easier, although the required time commitment still can present challenges to selling and implementation.

Adaptivity:  The interactive exercises in the Fast ForWord products adapt to each student’s skill level and progress, automatically adjusting content exposure in a variety of ways.  For example, many of the exercises automatically adjust the specific content presented to the student so that the student can make correct responses approximately 80% of the time for each discrete skill. This adjustment is designed to keep the exercises challenging and engaging, while allowing the student to experience a feeling of accomplishment and to avoid the frequent failure that can discourage a student’s learning.

Simultaneous Development:  The Fast ForWord products simultaneously develop both major and supporting cognitive skills, for enduring learning improvements.  While each exercise focuses on a specific set of reading or language tasks, it is also designed to develop underlying cognitive skills such as memory, attention, processing and sequencing.

Timely Motivation:  For the brain to learn, the student must be attentive and engaged, so motivation is critical to maintaining learning improvements.  In the Fast ForWord products, learners are rewarded for a correct answer on their first attempt only, a scientifically validated motivational technique.  Other motivational techniques include a bonus point system and the delivery of “mastery animations” that signify milestones as students progress.

PRODUCTS IN THE FAST FORWORD FAMILY

During 2003, our Fast ForWord family of products accounted for 81% of revenue.  These software products function with a wide variety of hardware and software configurations and are designed to work with the computer technology widely available in schools and homes.

In 2003 we introduced the Fast ForWord Gateway Edition of our major products.  The Gateway Edition was designed to:

•	Make our products easier to implement and use, through alternative protocol options, simplified administrative procedures, and a unified interface;

•	Improve student results, by adding easier introductory levels for some exercises and providing individualized intervention recommendations based on a student’s actual performance;

•	Better connect Fast ForWord use to classroom activities, through a teacher interface that aligns the Fast ForWord products to state learning standards and selected core reading programs; and

•	Provide additional progress tracking capabilities, including reports that enable sub-group tracking, to help educators respond to increased accountability demands.

Customers who purchased earlier editions and wish to move to the Fast ForWord Gateway Edition may do so for an additional charge.

Fast ForWord Language software includes seven exercises focused on developing oral language comprehension and listening skills, including phonological awareness (the understanding that words are composed of sounds and the ability to identify and manipulate the sounds of language), listening accuracy and comprehension, working memory, and familiarity with language structures, along with building the requisite underlying MAPs skills.

Fast ForWord Middle and High School software is designed for adolescents and teenagers who lack reading proficiency.  The exercises are similar to those in Fast ForWord Language, but deliver content in an age-appropriate sports-themed user interface.

Fast ForWord Language to Reading software includes five exercises that help students make the link between spoken language and written language, focusing on word analysis, listening comprehension, working memory, grammar, syntax, and vocabulary, while continuing to further develop the underlying MAPs skills.

Fast ForWord to Reading is a series of products that build essential reading skills such as phonemic awareness, vocabulary, fluency, and comprehension while simultaneously developing the underlying MAPs skills.  At more advanced levels, students use these products to build spelling skills and familiarity with writing conventions, extend word level knowledge of semantic, phonological, morphological and syntactic structures, and advance their sentence and passage comprehension skills.  (Morphology relates to the use of words, letters, and letter combinations that change the meaning of a word.  Syntax relates to how grammatical markers and words are combined to make meaningful sentences.)  Each Fast ForWord to Reading product is correlated directly to generally-accepted grade-level reading standards.  In 2003, we introduced the Fast ForWord to Reading 4 product, which is correlated to end of fourth grade standards and joined our earlier Fast ForWord to Reading 3 product.  In 2004, we plan to introduce Fast ForWord to Reading 1 and Fast ForWord to Reading 2.

Our major products, Fast ForWord Language, Language to Reading, Middle & High School and Fast ForWord to Reading, include an optional remote progress tracking system, Fast ForWord Progress Tracker.  This easy-to-use web-based tool provides reports on detailed learning results for individuals or groups of students for all exercises in each of these products.  These reports, generated from learner data securely transmitted by customers to Scientific Learning’s database, permit educators to see exactly how each student is progressing on specific skills.  Overview reports provide summary-level data for a class or other group and provide a quick update on the group’s progress and participation levels.  Customers can configure the system to send automatic emails to parents, administrators or others to provide easy periodic updates.  Progress Tracker data can be reported by subgroup, providing a tool for educators to analyze their progress towards their Annual Yearly Progress requirements, which are mandated by NCLB.

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

Products licensed for administration by private practice professionals are generally purchased on a per product per student basis.  Our major products list for $850 per product per student.  The private practice professional charges separately for his or his services.  Hospitals, clinics and learning centers purchase both per-product per-student licenses and site or workstation licenses, depending on their size and needs.

FAST FORWORD TO LEARNING SERVICES AND SUPPORT

One of our key strategic goals is to reach beyond early adopters and sell to a broader group of mainstream reading intervention customers. We believe that selling more services is critical to achieving that goal, because mainstream customers tend to require more implementation support than do early adopters.  In 2003, services and support accounted for 19% of revenue, compared to 17% in 2002.  At the end of 2003, our service and support organization included 23 employees, supplemented by 37 contractors who provide on-site customer training and technical services.

SERVICES

School districts have limited resources to support technology at dispersed sites, so they seek products that are easy to implement and maintain.  To facilitate effective implementation, we offer product training, technical installation, implementation management, consulting, and professional development services.  These services are generally provided on-site by independent contractors who have been trained and certified on our products.  Some of these services are also offered remotely, including Fast ForWord Getting Started, a self-paced web-based course that provides training on the science behind and the use of our products.

To help our customers obtain the best possible student achievement results, our product training and professional development sessions provide an extensive hands-on introduction to our products, effective implementation strategies, and an introduction to the science behind our products.  In addition, customers can look to Scientific Learning for implementation management services and consulting on data analysis and interpretation, intervention and motivation strategies, connecting with classroom teachers and other topics of interest to the customer.

We host forums, workshops, and seminars for customers and prospective customers.  At these gatherings, speakers provide information on advances in neuroscience and learning, and current customers offer actual case studies on how Fast ForWord products impact student achievement.  These sessions provide Fast ForWord users with opportunities to network and develop informal support relationships, and in some cases, are offered with continuing education credits.

SUPPORT

We provide extensive remote support to Fast ForWord customers, who can access our technical, professional, and customer support via telephone, email, and web-based chat, in whatever combination works best for them.  Level 1 support services are provided by a third party that specializes in providing telephone support.  More difficult questions are escalated to internal support staff.  In our customer surveys, customers using Fast ForWord products generally give excellent ratings to the support they receive and the professionalism of our support team.

OUTCOMES and SCIENTIFIC BASIS

From the founding of our company, we have devoted significant resources to demonstrating that our products improve learning, and today we continue to accumulate outcomes data from students in classrooms across the country.  Research by our users, independent academics and our own scientists has demonstrated that Fast ForWord products improve language and reading skills across a broad spectrum of demographic groups.

USER OUTCOMES

To date, more than 325,000 individuals have enrolled in Fast ForWord products, and we have accumulated research outcomes on more than 25,000 individuals, including approximately 17,000 controls.  Gains have been confirmed among a variety of groups, including African-American students, Hispanic students, students with limited English proficiency, students struggling with reading, and students of low socio-economic status.  Gains on specific reading skills have been confirmed using several standardized, nationally normed reading tests.  In addition, schools that have used Fast ForWord products have provided us with state achievement test scores from students before and after they have used Fast ForWord products.  Analyses of these data have demonstrated that following Fast ForWord participation, students, on average, achieve significant improvements on a wide variety of high-stakes tests.

BRAIN IMAGING AND READING IMPROVEMENTS

A Stanford University study of students aged 8 to 12 who were identified as dyslexic, published in 2003 in the Proceedings of the National Academy of Sciences, confirmed that after using Fast ForWord, students on average showed significant improvements in reading performance, coupled with changes in brain activation patterns.  Before beginning the study, the students underwent assessments for reading, reading skills, and language, as well as functional magnetic resonance imaging (fMRI) of their brains during a series of reading-related tasks.  The students then used the Fast ForWord Language product for five days a week, 100 minutes per day, for an average of 28 days.  The fMRIs and assessment tests were then repeated.  After Fast ForWord use, the brain activation patterns of the students showed increased neurological activity in regions of the brain involved in skills critical to reading.  These later images more closely resemble the patterns exhibited by students reading on or above grade level.  A control group showed no similar changes in fMRI results.  The students who used the Fast ForWord product also showed statistically significant improvements in a variety of reading skills, including word decoding, single word reading, naming fluency, and reading comprehension.

RESEARCH BASIS and FIELD TRIALS

The technology that forms the basis of most of our major products grew out of a scientific collaboration between neuroscientists working at Rutgers, the State University of New Jersey (“Rutgers”) and the University of California at San Francisco (“UCSF”) combining insights about language development and learning to read with research on brain plasticity.

One of a child’s early tasks is to learn to extract meaning from speech by identifying its basic auditory building blocks, or phonemes.  Children must be able to recognize and process these phonemes before they can become skilled in language or reading.  The Rutgers group noted that children who have difficulty distinguishing between closely related phonemes frequently have problems in other language and cognitive skill areas as well, such as morphology, syntax, semantics, grammar, short-term memory, attention, and event sequencing. The UCSF group had long investigated how the human brain changes in response to stimuli, a phenomenon known as brain plasticity.  Their work demonstrated that specific techniques drive the brain to change over time, adjusting how it processes information.  Bringing together their work at Rutgers and UCSF, our founders developed computerized exercises that use thousands of repetitions, adapted according to complex and sophisticated formulas and presented with timely motivational sequences, to allow children to quickly master the language and cognitive skills that are critical to reading.

Results from the original research studies combining the work of our scientific founders were published in the journal Science in early 1996.  These results were revalidated by a national field trial of Fast ForWord Language later in 1996, which demonstrated gains of one to two years on standardized tests of skills critical to reading, after just four to eight weeks of training.  A second national field trial in 1997, among students in 19 public schools in nine districts across five states, demonstrated significant gains in language and reading skills as measured on standardized tests, yielding average improvement of more than 1 ½ years in four to eight weeks – gains that were significantly greater than those made by students in the control group.

SALES AND MARKETING

We sell to our principal market, K-12 school districts throughout the United States, primarily using a direct sales force.  As of December 31, 2003, we employed 30 quota-bearing sales representatives, led by four regional sales directors.  These sales personnel typically are experienced professionals with backgrounds in selling technology-based curriculum products to the K-12 segment.  Most bring strong relationships with educators built over many years.  We support our sales representatives with a strong field sales management team with over 100 years of collective experience in this market and with strategic consultants, who frequently are retired school district superintendents and other senior district administrators, and who have extensive experience and relationships in K-12 education.

To reach smaller and rural schools, to a limited extent we also sell our products through school consortiums and regional service centers.

We participate in industry conferences and trade shows and conduct our own Executive Forums for educational decision makers.  Our sales force typically targets sales at the school district level, although early “seeding” sales are also made at the individual school level.

We sell to clinical professionals, learning centers, hospitals and clinics principally through direct marketing (mail, web and telesales) and conferences (both industry conferences and forums we conduct ourselves).

We have also recently begun to sell our products outside North America through resellers in a limited number of countries.  To date, the level of these sales has been minimal.

COMPETITION

The educational market in which we operate is very competitive.  We believe that the principal competitive factors in the industry are ability to deliver measurable improvements in student achievement, cost, existing relationships with customers, ability to provide effective and efficient product implementation, and ability to complement and supplement the school curriculum.  We believe that we compete favorably on the basis of these factors.

Our products are highly differentiated by their neuroscience basis and their focus on the development of cognitive skills through scientifically based methods.  However, we compete vigorously for available funding against other companies offering educational software and other language and reading programs, as well as with providers of traditional methods of teaching language and reading.  Many of the companies providing these competitive offerings are much larger than Scientific Learning, are more established in the school market than we are, offer a broader range of products to schools, and have greater financial, technical, marketing and distribution resources than we do.  Competitors may enter our market segment and offer actual or claimed results similar to those achieved by our products.  In addition, although the traditional approaches to language and reading are fundamentally different from the approach we take, the traditional methods are more widely known and accepted and, therefore, represent significant competition for available funds.

DEVELOPMENT AND RESEARCH

The markets in which we compete are characterized by frequent product introductions and evolving educational standards and approaches.  Our future success will depend in part on our ability to continue to enhance and update our existing products or to develop and successfully introduce new products.

Our research and development expenses were approximately $3.5 million, $3.0 million, and $3.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.  At December 31, 2003, 18 of our employees were engaged in research and development activities, which include both product development and outcomes research.

DEVELOPMENT

Our development efforts focus on making our products more effective and easier to use, and broadening our product line.  All of our current development efforts are focused on products related to reading and language, principally for use in a school environment.

Our new products rely on market-tested technology and uniform platforms and are developed in a shared authoring environment, so that customers can easily broaden their Fast ForWord implementations, as well as move students easily among our products.  We analyze the data that is uploaded through our Progress Tracker tool to identify trends in product use and efficacy and help us develop improvements to our products.

In 2003, we launched Fast ForWord Gateway Edition, a new edition of our major products. Our customers received the added features and benefits of the Gateway Edition enthusiastically.  However, we encountered technical issues with the new release that required significant time from our sales and service teams.  This led to additional service and support costs and slowed the purchasing decisions for a number of transactions, resulting in lower than expected fourth quarter sales.

In 2003 we also launched the second product in our Fast ForWord to Reading series, Fast ForWord to Reading 4.  During 2004, we expect to launch two additional products in the Fast ForWord to Reading series, Fast ForWord to Reading 1 and 2, which are currently in development.  We cannot guarantee that we will meet the projected introduction schedule for future products, or that future products will be free of technical issues or be well received in the market.

RESEARCH

We believe that the emphasis in the No Child Left Behind Act on scientifically based instructional approaches validates our long-standing support of research on the efficacy of our products, which has included projects at some of the country’s top research universities.  We continue to support research to demonstrate the outcomes of our products, as well as to identify and support new product and product improvement opportunities.

Support of Outcomes Research

School districts throughout the country are studying the impact of Fast ForWord products on their students’ reading achievement.  Many of these studies focus on outcomes related to state standards and accompanying state assessment programs.  We encourage these studies, assist with data analysis when appropriate and, whenever practical, make the results available on our Scientific Learning web site.

Researchers at Stanford University are planning a randomized controlled study on the additive effects of using multiple Fast ForWord products. The study plans to include a wide variety of students in a broad spectrum of educational settings.  An advisory board of reading research experts is planned to monitor the research design, methods and data analyses procedures.  We are providing a donation to the Haan Foundation to fund a portion of the study.

Product Enhancements and New Products

The data that is uploaded to our database from participants who use our products is a valuable resource for improving our products.   Analyzing the patterns among groups of participants allows us to understand, in detail, how students generally progress, where students have difficulty and where intervention might be appropriate.  In 2003, we released alternate protocols for each of our major products after demonstrating that the alternate protocols resulted in substantially similar student progress as the original protocols, using analyses of students’ Progress Tracker data as well as pre and post test results.  We also released Progress Tracker flags providing individualized intervention recommendations based on the student’s actual performance and new, easier introductory levels for exercises where students may tend to experience difficulty when starting the products.  We continue to explore potential product enhancements and alternative usage protocols that will make our products more useful to educators and more effective for students.

INTELLECTUAL PROPERTY

We have a broad intellectual property strategy addressing both product technology and product concepts. Our policy is to aggressively protect our proprietary rights in our products and technology through a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures, and contractual provisions.

At December 31, 2003, we held 50 issued U.S. patents and 5 pending U.S. applications.  We also held 4 issued patents from other countries and had 13 applications pending abroad.   We were the exclusive licensee under 11 issued U.S. patents, 3 issued foreign patents, and 2 pending foreign patent applications.  The U.S. patents expire between 2014 and 2019.

We also have 17 US trademark registrations, including registrations for marks including “Fast ForWord,” our most important trademark. During 2002, we were involved in litigation regarding another party’s use of a mark that was similar to our Fast ForWord mark, which was resolved amicably.

The licensed patents and applications are owned by the Regents of the University of California and Rutgers, the State University of New Jersey, and relate to the basic speech and sound modification and adaptive technology developed at those institutions.  In 2003, approximately 74% of our product booked sales were derived from selling products that use the licensed inventions.  If we were to lose our rights under this license, it would materially harm our business.  This license requires payment of royalties based upon cumulative net sales of our products, subject to certain minimum royalty amounts.  In 2002 and each year thereafter, the minimum royalty payment is $150,000.  In 2003, 2002 and 2001, we had approximately $909,000, $723,000 and $635,000, respectively in royalty and milestone expense under the license.  The final milestone payment under the license was paid in 2001.

In September 2003, we transferred certain of our technology to Neuroscience Solutions Corporation (“NSC”) for use in the healthcare field.  The transaction includes a license of the patents we own, a sublicense of the patents we license from UCSF and Rutgers, the license of certain software we developed, and the sale of some research-related assets.  All of the rights licensed to NSC are limited to the healthcare field and most of the licenses are exclusive in that field.  We will continue to use the licensed patents and technology in the fields of education and speech and language therapy, and retain all rights to our technology outside of the health field.

The rights were acquired by Neuroscience Solutions for a combination of cash, stock, and future royalties. The two companies also have agreed to share certain additional technology as it is developed.  NSC is a San Francisco-based company that plans to develop and sell a series of software-based products for healthcare markets based on research in neuroplasticity.  NSC’s first products are expected to focus on issues of aging.  Dr. Michael M. Merzenich, who is a founder, director, significant stockholder and former officer of the Company, is also a founder, director, significant shareholder and officer of NSC.

ADDITIONAL INFORMATION

As of December 31, 2003, we had 130 full-time and three part-time employees. We believe our relations with employees are good.   None of our employees is represented by a union or subject to collective bargaining agreements.

We maintain two websites, scientificlearning.com and brainconnection.com, which provide information and support.  Scientificlearning.com provides information about our company and our products and services, as well as extensive technical and customer support resources.  Brainconnection.com provides practical, easily understandable information about how the brain works and how students learn, web-based professional development courses on the brain, language, and reading, and links to information about Fast ForWord products that relate to the topics discussed on the site.

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

The success of our business depends on increasing acceptance of our products in the K-12 sector, particularly among mainstream purchasers, who may be resistant to our non-traditional products.

To continue to grow, we need to increase the acceptance of our products among mainstream educational purchasers.  At the end of 2003, approximately 2,200 schools had purchased at least $10,000 of our Fast ForWord product licenses and services and over 325,000 individuals had enrolled in one of our products.  We believe that to date most educators who have used Fast ForWord products are “early adopters.”  We believe that our success in moving our products beyond early adopters to the mainstream market will depend largely on the following critical factors:

•

Our ability to convince key education decision-makers to use Fast ForWord products even though our methods differ from the way schools have traditionally addressed reading problems.  K-12 educational practices are slow to change, and it can be difficult to convince educators of the value of a substantially different approach.

•

Our ability to convince schools and teachers to incorporate our products into their curriculum.  Our new protocols have significantly reduced the daily time required to use our program, significantly decreasing one of the most critical challenges in broadly implementing our products. However, implementing the products still requires a substantial time commitment, which can be difficult for schools.

•	Our ability to effectively implement our products in schools and better connect to classroom teachers, in a scaleable and efficient model.

•

Our ability to continue to demonstrate that our products achieve significant gains in student achievement.  Unless our products are implemented well and using in accordance with one of our protocols, they may not achieve the desired student achievement results.

•

The availability of government funding for public school reading intervention purchases and for our products in particular.  The general availability of funding for public schools fluctuates from time to time, and state and local funding is presently negatively affected by reduced levels of tax revenues due to the economic slowdown.  During 2002 and 2003, the education technology industry generally experienced soft sales, typically attributed to tight funding.  State and local education funding is expected to continue to be tight during 2004.  However, if the economy continues to grow stronger, more funding may be available in 2005.

•	The extent to which our products qualify for federal education funding. Future federal education funding could be adversely affected by the federal budget deficit.

Our business experiences seasonal fluctuations and a long sales cycle, which may make it difficult to predict our results accurately.

Since our formation, our quarterly operating results have fluctuated significantly, and we expect these fluctuations to continue.  Like other companies in the instructional market, our sales to K-12 schools are typically particularly slow in the first quarter.  Demand for our products through private clinicians tends to be lower during the school year than in the summer, because our products’ intensive nature can be more conducive to use during school vacation.

In addition, the cost of some of our K-12 license packages requires multiples levels of approval in a political environment, which results in a time-consuming sales cycle that can be difficult to predict.  When a district decides to finance its license purchase, the time required to obtain these approvals can be extended even further.  In addition, sales to schools are subject to budgeting constraints, which may require schools to find available discretionary funds, obtain grants or wait until subsequent budget cycles.  As a result, our sales cycle generally takes several months, and in some cases, can take a year or longer.

The timing of revenue recognized from our sales can also be unpredictable.  Our various license and service packages have substantially differing revenue recognition periods, and it may be difficult to predict which license package a customer will purchase, even when the amount and timing of a sale can be projected.  See “Management’s Discussion and Analysis –Application of Critical Accounting Policies” for a discussion of our revenue recognition policy.   In addition, the timing of a single large order or its implementation can significantly impact the level of sales and revenue in a given quarter.

Our expense levels are based on our expectations of future revenues and are primarily fixed in the short term. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

We may experience difficulties in launching new products efficiently, without significant technical issues, and on schedule.

We are developing additional products in our Fast ForWord to Reading series as part of our strategy to reach mainstream reading intervention customers.  Unexpected challenges could make these development projects longer or more expensive.  In addition, we cannot be certain of market acceptance of our new products.

New technology products usually contain bugs that were not discovered in the testing process and tend to be more challenging to implement when they are first introduced, especially in the diverse and challenging K-12 technology environment.  During the second quarter of 2003, we launched the new Gateway Edition of our major products.   Although our customers received the added features and benefits of the Gateway Edition enthusiastically, we encountered technical issues with the new release that required significant time from our sales and service teams.  This led to additional service and support costs, and slowed the purchasing decisions for a number of transactions, resulting in lower than expected fourth quarter sales.

We may not be able to compete effectively in the education market.

The market in which we operate is very competitive.  Our products are highly differentiated by their neuroscience basis and their focus on the development of cognitive skills through scientifically based methods.  However, we compete vigorously for available funding against other companies offering educational software and other language and reading programs, as well as with providers of traditional methods of teaching language and reading.  Many of the companies providing these competitive offerings are much larger than Scientific Learning, are more established in the school market than we are, offer a broader range of products to schools, and have greater financial, technical, marketing and distribution resources than we do.  Encouraged by the No Child Left Behind Act, competitors may enter our market segment and offer actual or claimed results similar to those achieved by our products.  In addition, although the traditional approaches to language and reading are fundamentally different from our approach, the traditional methods are more widely known and accepted and, therefore, represent significant competition for available funds.

Our intellectual property rights may be challenged.

Our ability to compete effectively depends in part on whether we are able to maintain the proprietary aspects of our technology and to operate without infringing on the proprietary rights of others.  It is possible that our issued patents will not offer sufficient protection against competitors with similar technology, that our trademarks will be challenged or infringed by competitors, or that our pending patent applications will not result in the issuance of patents.  In addition, we could become party to patent or trademark infringement claims, litigation or interference proceedings.  These proceedings could result from claims that we are violating the rights of others or may be necessary to enforce our own rights.  Any such proceedings would result in substantial expense and significant diversion of management effort.  An adverse determination in such proceedings could subject us to significant liabilities or require us to seek licenses from third parties, which may not be available on commercially reasonable terms or at all.

Our most important products are based on licensed inventions owned by two universities.  If we were to lose our rights under this license, it would materially harm our business.  The licensor may terminate the license if we fail to perform our obligations and do not timely cure the violation.  We believe that we are currently in compliance with the license in all material respects.

We have only recently become profitable.

We started operations in February 1996 and until this year incurred significant operating losses.  In the second quarter of 2004, we recorded our first operating profit, and in the third quarter, our first net profit.  2004 was our first profitable year.  At December 31, 2003, we had an accumulated deficit of approximately $81 million from inception.  We first generated positive cash flow from operating activities in 2002 and our cash flow from operations was again positive in 2003.  During 2004, our objectives include increasing our profit margin and generating positive cash flow from operations.  However, accomplishing these objectives will require achieving higher sales goals in a soft K-12 market, which depends on many factors, some of which are outside of our control.  To meet our sales targets, we will need to make substantial expenditures.  We cannot assure you that we will meet our targets with respect to sales, revenues or operating results.

Our directors and executive officers and their affiliates effectively control the voting power of our company.

At March 1, 2004, Warburg, Pincus Ventures, our largest shareholder, owned approximately 47% of the Company’s outstanding stock and, in the aggregate, our directors and executive officers and their affiliates beneficially owned more than 64% of the outstanding stock.  As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may have interests that diverge from those of other stockholders.  This concentration of ownership may also delay, prevent or deter a change in control of our company.

Our common stock is thinly traded and its price is volatile.

Our common stock presently trades on the Nasdaq Small Cap Market, and our trading volume is low.  For example, during the fourth quarter of 2003, our average daily trading volume was approximately 8,400 shares.   The market price of our common stock has been highly volatile since our July 1999 initial public offering and could continue to be subject to wide fluctuations.

After our initial public offering, our common stock was traded on the Nasdaq National Market.  On July 22, 2002, we were delisted from the Nasdaq National Market for failure to meet the market capitalization or tangible net assets alternative tests.  Our common stock then traded on OTC Bulletin Board until December 30, 2003, when we became listed on the Nasdaq Small Cap Market.

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

We lease approximately 30,500 square feet of office space in Oakland, California under a lease that expires in December 2013.  The lease includes two five-year options to extend the term of the lease.  We believe our facilities are sufficient for our operations currently and should be adequate to meet our needs for at least the next two years.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS

The following table sets forth various information concerning our executive officers, as of March 19, 2004:

NAME	AGE	POSITION

Robert C. Bowen	62	Chairman and Chief Executive Officer

James R. Bray	59	Vice President, Business Development and Government Affairs

Linda L. Carloni	50	Vice President, General Counsel and Secretary

Glenn G. Chapin	48	Vice President, Sales

Jane A. Freeman	50	Sr. Vice President, Chief Financial Officer, and Treasurer

Dr. William M. Jenkins	53	Sr. Vice President, Product Development

Dr. Steven L. Miller	40	Sr. Vice President, Research and Outcomes

Gillian M. Rutter	48	Vice President, Operations

Sherrelle J. Walker	57	Chief Education Officer

Robert C. Bowen joined us as Chairman and Chief Executive Officer in June 2002.  From 1989 to 2001, he served as a senior executive and officer of National Computer Systems, a provider of educational assessment and administrative software and services.  His last assignment there, from 1995 to 2001, was as President of NCS Education, a leading provider of enterprise software for K-12 school districts.  NCS was acquired by Pearson, PLC, in 2000.  After retiring from NCS in 2001, Mr. Bowen consulted for various businesses in education until joining us.  Previously, Mr. Bowen held senior executive positions with other leading education and publishing companies, including seventeen years with McGraw-Hill.  Early in his career, Mr. Bowen was a high school math teacher, a coach, and a school district administrator.  Mr. Bowen received his bachelor’s and master’s degrees from the University of Tennessee, Chattanooga.

James R. Bray joined us as Vice President, Business Development and Government Affairs in January 2003.  Starting in 1990, Mr. Bray held a variety of executive positions at NCS Pearson and its predecessors in their education, assessment, and testing products businesses.  From 1999 through 2002, Mr. Bray was Vice President Business Development of Pearson Education Technologies and its predecessors.  During 2001 and 2002, Mr. Bray also served as chairman of NCS Pearson’s corporate marketing committee.  During 1998 and 1999 Mr. Bray was Vice President and General Manager of Realskills, an NCS company.  Prior to joining NCS, Mr. Bray spent more than 20 years at IBM/Science Research Associates in Chicago.  Mr. Bray is a former member of the St. Paul (Minn.) School District Foundation and received his bachelor’s degree in marketing from Northwestern University.

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

Glenn G. Chapin joined the Company as Vice President, Sales in April 2001. Prior to joining the Company, Mr. Chapin served as a Regional Vice President at CompassLearning, an educational technology company starting in 1995.  Prior to CompassLearning, Mr. Chapin was a sales executive for NCS where he held positions of increasing responsibility over a 15-year period from serving as the Midwest territory sales representative to Southern Region Sales VP.  Mr. Chapin is a graduate of St. John Fischer College in Rochester, NY where he received his Bachelor of Science degree in Business Administration.

Jane A. Freeman is our Senior Vice President, Chief Financial Officer and Treasurer.  She joined us as Vice President, Finance and Treasurer in August 1999 and was named Chief Financial Officer in January 2000. She was elected Senior Vice President in January 2004. She also served as our Vice President Business Development from August 1999 until June 2000.  From April 1988 through December 1998, she was employed by Rockefeller & Co., a global investment firm where she served on the Management Committee of the firm.  She is a director of three mutual funds managed by Harding Loevner, LLP.  Ms. Freeman holds a B.A. in mathematics and chemistry and an M.B.A. (with distinction) from Cornell University and a License in Applied Economics from the University of Louvain in Belgium.

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

Dr. Steven L. Miller was elected Senior Vice President, Research and Outcomes in November 2000.  Dr. Miller is a founder and served as our Vice President in charge of research or outcomes research from June 1997 until November 2000.  From May 1996 to June 1997, Dr. Miller was our Vice President, Professional Relations and Outcomes. From September 1991 to May 1996, he held research appointments at the Center for Molecular and Behavioral Neuroscience at Rutgers. Dr. Miller has extensive experience in organizing clinical research studies and conducting longitudinal studies of children and adults who have language and reading problems. Dr. Miller holds a B.A. in Psychology from Bloomsburg University of Pennsylvania, an M.A. in Neuroscience from the University of Hartford and a Ph.D. in Psychology from the University of North Carolina at Greensboro. He received additional training in Clinical Neuropsychology at the Bowman Gray School of Medicine at Wake Forest University.

Gillian M. Rutter joined us as Vice President, Operations in October 2002.  Prior to joining us, Ms. Rutter had served as vice president of professional and technical services for NCS Learn (Pearson Education) beginning in 2000.  From 1994 through 2000, she was the vice president of customer support for NovaNET, an E-learning company.  Earlier in her career, Ms. Rutter worked in management and field positions at Jostens Learning, an educational software company.  Ms. Rutter began her career as an elementary and middle school teacher and was a master of teacher training in Tucson, Arizona.  She holds a bachelor of science in elementary education and a bachelor of science in special education and learning disabled K-12 from the University of Arizona.

Sherrelle J. Walker joined us as Chief Education Officer in July 2002.  Prior to joining us, Ms. Walker had served as Vice President Curriculum at NCS Pearson, an educational software company beginning in 1998.  During 1998, Ms. Walker was vice president products at American Cybercasting Corporation, which provided on-line curriculum products for teachers and students. Ms. Walker also has more than 25 years experience as an educator and educational administrator, beginning as a teacher in the Hartford Public Schools, and serving as an Assistant Principal, Principal and Director of Secondary Education in the Renton, Washington Public Schools and as Assistant Superintendent of the public schools in Federal Way, Washington.  Ms. Walker played a leading role in the development of the Washington State Essential Academic Learning Requirements and has been an adjunct professor at the University of Washington.  Ms. Walker completed her BS in teaching at Hampton University in Hampton Virginia, and her MA at the University of Connecticut.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information. Our common stock currently is traded on the Nasdaq Small Cap Market under the symbol “SCIL”.  From July 22, 2002 until December 30, 2003, our common stock was traded on the OTC Bulletin Board.  From January 1, 2002 through July 21, 2002, our common stock was traded on the Nasdaq National Market.  The following table sets forth, for the periods indicated, the closing high and low sales prices per share of our common stock as reported on the Nasdaq National Market, the OTC Bulletin Board or the Nasdaq Small Cap Market, as applicable.

	High	Low

2002
First quarter	$2.900	$1.110
Second quarter	$2.001	$1.200
Third quarter	$1.650	$0.700
Fourth quarter	$2.400	$1.210

2003
First Quarter	$3.100	$1.400
Second Quarter	$4.500	$2.300
Third Quarter	$5.150	$4.100
Fourth Quarter	$5.000	$4.150

Holders.  As of March 18, 2004, the approximate number of stockholders of record of our common stock was 145.

Dividend Policy. We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.  Our current Loan and Security Agreement with Comerica Bank provides that we may not pay any dividends other than stock dividends during the term of the Agreement.

Securities Authorized for Issuance under Equity Compensation Plans.  For information regarding securities authorized for issuance under equity compensation plans, see Item 12.

(b) Not applicable

(c) Not applicable

ITEM 6.   SELECTED FINANCIAL DATA

                  In thousands, except per share amounts

	Year ended December 31,

	2003	2002	2001	2000	1999

Statement of Operations Data:
Revenues (2):
Products	$23,225	$16,917	$14,109	$11,693	$7,353
Services and support	5,471	3,369	3,780	3,568	2,899

Total revenues	28,696	20,286	17,889	15,261	10,252

Cost of revenues (2):
Products	2,217	1,979	1,690	1,687	629
Services and support	3,867	1,499	2,395	1,870	2,059

Total cost of revenues	6,084	3,478	4,085	3,557	2,688

Gross profit	22,612	16,808	13,804	11,704	7,564

Total operating expenses	20,983	25,680	32,047	32,899	22,527

Operating income (loss)	1,629	(8,872)	(18,243)	(21,195)	(14,963)

Interest income (expense), net	(1,209)	(1,332)	(1,053)	1,077	892
Other income from related party	448	—	—	—	—
Other income (expense), net	—	91	21	2	(16)

Net income (loss)	$868	$(10,113)	$(19,275)	$(20,116)	$(14,087)

Basic and diluted net income (loss) per share	$0.05	$(0.65)	$(1.64)	$(1.80)	$(2.24)

Shares used in computing basic net income (loss) per share	16,007	15,641	11,777	11,148	6,279

Shares used in computing diluted net income (loss) per share	16,908	15,641	11,777	11,148	6,279

Balance Sheet Data:

Cash and cash equivalents	$3,648	$4,613	$4,610	$818	$15,662
Investments in government securities	—	—	1,169	7,667	13,903
Working capital	(10,647)	(8,311)	2,764	7,431	27,397
Total assets	15,554	18,643	23,288	18,953	36,324
Long-term debt, including current portion	—	5,000	10,000	—	—
Stockholders’ (deficit) equity (1)	(6,566)	(8,123)	1,411	11,601	29,740

(1)	We have paid no cash dividends since our inception

(2)	Revenues and cost of revenues for 2002 and prior years have been reclassified to conform to the presentation adopted in 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop and distribute the Fast ForWord® family of reading intervention software.  Our innovative products apply advances in neuroscience and cognitive research to build the fundamental cognitive skills required to read and learn.  Extensive outcomes research by independent researchers, our founding scientists, and our company demonstrates that the Fast ForWord products help students attain rapid, lasting gains in the skills critical for reading.  To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support.  Our primary market is K-12 schools in the United States, to which we sell using a direct sales force. In 2003, K-12 schools accounted for 91% of our booked sales.  By the end of 2003, approximately 2,200 schools had purchased at least $10,000 of our Fast ForWord product licenses and services, and over 325,000 individuals had enrolled in one of our products.

Business Highlights

In 2003 our revenue grew 41% over 2002 to reach $28.7 million.  The increase was due to strong performance in the K-12 school market, partially offset by a continued decline in sales to private practice professionals.

Our service and support revenue increased 62%, more rapidly than product revenue.  Because we believe that services are critical to good product implementation, we have had a major initiative to increase the amount of services we sell to customers, and we have an increasing number of customers who renew their support agreements.   These initiatives are continuing and we expect service and support revenue to again grow more rapidly than product revenue in 2004.

Because a significant portion of our software, services and support revenue is recognized in periods after the invoice date, our 2003 revenue growth rate was due in part to strong 2002 booked sales, which represented a 35% increase over 2001.  (For more explanation of booked sales, see Revenue below.) We do not expect 2004 revenue growth to continue at this rate.

Our 2003 total booked sales increased by 8% over 2002, and K-12 booked sales increased 11%.  Our results, while stronger than industry results in the K-12 market, were below our expectations.   We encountered technical difficulties with the new Gateway Edition of Fast ForWord, which we introduced in June 2003.  This resulted in lower than expected sales in the fourth quarter.  We have released a major update of our software and believe that the negative impact of Gateway technical issues on sales force focus is now behind us.

One of our major goals is to increase the number of large sales, which we believe to be an important indicator of mainstream education industry acceptance and an important factor in continuing to increase the productivity of our sales force.  In 2003, we closed 59 transactions in excess of $100,000 compared to 48 in 2002.  Our goal is to continue to increase this number in 2004.

We reported our first net profit in 2003 of $868,000, 3% of revenue compared to a $10.1 million loss in 2002.  Achieving a profit was one of our major financial goals for the year.  In 2004, our goals include increasing both our net income and our profit margin. To achieve these goals, we must increase our sales, achieve the necessary product mix, and improve sales force productivity.

During the year, we paid off our outstanding debt of $5.0 million.  Net cash from operating and investing activities was $3.6 million.  This was the second year we generated cash from operations.  Because our generation and use of cash is seasonal, we borrowed money for working capital purposes in the first quarter of 2004 and may again do so from time to time.

Results of Operations

Revenue

	December 31,

(dollars in thousands)	2003	Change	2002	Change	2001

Products	$23,225	37%	$16,917	20%	$14,109
Service and support	5,471	62%	3,369	-11%	3,780

Total revenues	$28,696	41%	$20,286	13%	$17,889

2003 revenue compared to 2002:  The growth in product revenues in 2003 was largely attributable to an 8% growth in 2003 booked sales and the continued impact of strong 2002 sales.  Our product license sales are initially recorded as deferred revenue and recognized to revenue over the term of the licenses.  Because the license term frequently crosses over two fiscal years, our strong 2002 license sales positively affected product revenue in both 2003 and 2002. In addition, sales of our products with no Internet connection feature increased, which had a positive impact on revenue because these sales are recognized into revenue over a shorter period than are products licensed with an Internet connection feature.   Service and support revenues increased, primarily due to increased delivery of on-site services.  The sale and delivery of on-site services to schools has been a major focus for us in 2003 to enhance school implementations.  Service and support revenue also increased as a result of the increase in the number of schools on support contracts.

2002 revenue compared to 2001:  The increase in product revenue in 2002 resulted from a 35% increase in booked sales.  2002 service revenues decreased 11%. In 2002, we changed our service business to offer training and implementation services at a lower price than in 2001.  In addition, we sold fewer training days than in 2001 as the percentage of our business from existing customers increased.  Existing customers are less likely to buy services.  Revenue grew more slowly than sales primarily due to a lower proportion of services in our sales mix, together with a shift in sales mix to perpetual licenses, which resulted in a longer average period to recognize revenue on sales. For 2002 and 2001 support revenues have been reclassified to be comparable with 2003, when we began including support revenues with service revenues.

Booked sales and selling activity:  Because a significant portion of our software, services and support revenue is recognized in periods after the invoice date, management uses booked sales to evaluate current selling activity.  Booked sales is a non GAAP financial measure that we believe is useful for investors as well as management as a measure of current demand for our products and services.  Booked sales equals the total value (net of allowances) of software, services and support invoiced in the period.  We record booked sales and deferred revenue when all of the requirements for revenue recognition have been met, other than the requirement that the revenue for software licenses and services has been earned. We use booked sales information for resource allocation, planning, compensation and other management purposes.  However, booked sales should not be considered in isolation from, and is not intended to represent a substitute measure of revenues or any other performance measure calculated under GAAP.

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the years ended December 31, 2003, 2002 and 2001, respectively.

	Year ended December 31,

(dollars in thousands)	2003	Change	2002	Change	2001

Booked sales	$30,634	8%	$28,272	35%	$20,924
Less revenue	28,696	41%	20,286	13%	17,889

Net increase in deferred revenue	1,938		7,986		3,035
Current and long-term deferred revenue beginning of the period	15,584		7,598		4,563

Current and long-term deferred revenue end of the period	$17,522	12%	$15,584	105%	$7,598

Booked sales in the K-12 sector, which accounted for over 91% of sales in 2003, grew 11% to $27.8 million, compared to $24.9 million in 2002.  The increases were achieved in a difficult K-12 market with tight state funding.  We sold 862 site license packages over $10,000 compared to 828 in the same period in 2002.  The average sale per school for customers purchasing site license packages increased slightly due to the introduction of our new Gateway Edition and sales of increased training and implementation services, partially offset by purchases of more limited use licenses.   In 2003 we began reporting private school booked sales in the K-12 sector rather than in the private sector where they had been reported in previous years.  We have retroactively revised 2002 and 2001 booked sales numbers to be comparable.

In 2003 we continued to focus our sales force on multi-site sales.  The number of sales over $100,000 increased to 59 in 2003 from 48 in 2002 and 24 in 2001.  In 2003, we had our first $2 million sale, our largest sale to date. Sales in the fourth quarter were negatively impacted by technical issues in our new Gateway Edition, which diverted the focus of our sales and service organizations and delayed some customer purchases.  We recorded a revenue reserve of $337,000 to reflect the potential extension of term licenses and customer support due to the Gateway issues.

In 2002 K-12 sector booked sales increased by 52% to $24.9 million compared to $16.4 million in 2001.  The K-12 sector represented 88% of booked sales in 2002, compared to 78% in 2001.  The average sale per school increased by 61% in 2002 compared to 2001 since we did not repeat a lower priced sampling package introduced in 2001.  In addition, in 2002, perpetual licenses, which have a higher average price per school, became a more significant portion of our sales mix.

Booked sales to the private sector declined by 14% in 2003 to $2.9 million compared to $3.3 million in 2002 and declined 26% in 2002 from $4.5 million in 2001.  We attribute the decline in both 2003 and 2002 to the continued focus of our resources on the K-12 market.

In 2004, we plan to continue to concentrate our sales effort on large multiple site opportunities in the K-12 market.  We believe that our new update to the Gateway Edition has resolved the significant Gateway Edition technical issues. Although funding uncertainty continues, we believe that we are positioned to achieve steady growth in the K-12 market during 2004.  We expect that the sales of services will continue to grow as a percent of total sales.  Sales to the private sector are expected to decline modestly, as we continue to focus on the K-12 market.

Unpredictability:  To achieve our sales growth objectives will depend on increasing mainstream customer acceptance of our products, which requires us to continue to focus on improving our products’ ease of use, their fit with school requirements, and our connection with classroom teachers and administrators.  Our sales force numbers are limited, which requires us to achieve increased sales productivity levels, in a K-12 market that is still negatively impacted by a difficult state and local funding environment.  In addition the revenue recognized from our sales can be unpredictable.  Our various license and service packages have substantially differing revenue recognition periods, and it is often difficult to predict which license package a customer will purchase, even when the amount and timing of a sale can be projected.  See “Management’s Discussion and Analysis – Application of Critical Accounting Policies” for a discussion of our revenue recognition policy.   In addition, the timing of a single large order or its implementation can significantly impact the level of sales and revenue at any given time.

Gross Profit and Cost of Revenues

	Year ended December 31,

(dollars in thousands)	2003	2002	2001

Gross profit on products	$21,008	$14,938	$12,419
Gross profit margin on products	90%	88%	88%
Gross profit on service and support	1,604	1,870	1,385
Gross profit margin on services and support	29%	56%	37%

Total gross profit	$22,612	$16,808	$13,804
Total gross profit margin	79%	83%	77%

The overall gross profit margin fell in 2003 compared to 2002, largely due to increased service and support costs and an increase in the proportion of revenues made up of lower-margin service and support.  In the first quarter of 2003, we reorganized our service and support business to increase the number of people available to provide service and support to our customers.  In addition, products tend to be more challenging to implement when they are first introduced.  We also incurred additional service costs in the second half of 2003 associated with our new Gateway Edition.  Service and support costs consist primarily of the cost of personnel, materials and travel.

In 2003, the gross margin on products increased slightly due to slightly lower materials costs and amortization of capitalized software cost.   Product costs consist of manufacturing, packaging and fulfillment costs, amortization of capitalized software and royalties.

In 2002, overall gross margin improved compared to 2001 primarily due to the increased proportion of high margin product sales in our revenue mix and lower customer service and support costs.  Lower service and support costs resulted from improved product usability and a decline in the cost to provide services to our customers.  In 2002, we primarily used per diem consultants rather than full time employees to provide training services.

In 2004, we expect gross profit margins to improve for service and support and for products.  Improving our service margins will depend on higher utilization of staff.  We expect that lower amortization of capitalized software cost, a lower average royalty rate, and a higher proportion of product sales on which we do not pay royalties will contribute to improved product margins.  However, overall gross margin is not expected to improve significantly because we expect a higher proportion of services and support in our revenue mix.

Operating Expenses

	Year ended December 31,

(dollars in thousands)	2003	Change	2002	Change	2001

Sales and marketing	$12,961	-11%	$14,554	-26%	$19,701
Research and development	3,500	17%	2,985	-12%	3,390
General and administrative	4,529	-5%	4,776	-25%	6,348
Restructuring, lease and asset impairment write-down	(7)	n/a	3,365	29%	2,608

Total operating expenses	$20,983	-18%	$25,680	-20%	$32,047

Sales and Marketing Expenses:  In 2003, our sales and marketing expenses decreased primarily because some staff formerly classified in sales and marketing became part of our expanded service and support team.  Sales and marketing expenses consist principally of salaries and incentive compensation paid to employees engaged in sales and marketing activities, travel costs, tradeshows, conferences, and marketing and promotional materials.  At December 31, 2003, we had 30 quota-bearing sales personnel selling to public schools.  In 2002 sales and marketing expenses decreased, compared to 2001, primarily due to a decrease in personnel in the marketing department, as well as lower spending on conferences, trade shows and marketing materials.

During 2004, we expect to increase our investment in sales and marketing as we focus on increasing sales in the K-12 market.

Research and Development Expenses: Research and development expenses increased in 2003 compared to 2002, due to increased development activity to complete and release our new Gateway Edition in June 2003.  Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs.  Research and development expenses decreased in 2002 compared to 2001, due to a reduction in research and development staff as we continued to reduce spending on activities other than improving our core products.

In 2003, no software development costs were capitalized.   Software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model.  In 2003, costs incurred subsequent to the establishment of technological feasibility were not significant, and were charged to research and development expense.  In 2002, $116,000 in software development costs were capitalized compared to $1.2 million in 2001.

We expect research and development expenses to increase in 2004 as we continue to invest in improving our current product suite and introducing new products.  Two new products in our Fast ForWord to Reading series are scheduled for launch in 2004.

General and Administrative Expenses:  General and administrative expenses decreased in 2003 compared to 2002, primarily due to lower personnel and rent expenses of $300,000 and $226,000, as well as an adjustment to our allowance for doubtful accounts to reflect an improvement in our bad debt experience in 2003 of $177,000, partially offset by an increase in legal expense of $260,000, and an increase in consulting expenses of $180,000. General and administrative expenses principally consist of salaries and compensation paid to our executives, accounting staff and other support personnel, as well as travel expenses for these employees, and outside legal and accounting fees.  General and administrative expenses decreased in 2002 compared to 2001, primarily because of decreases in personnel and legal costs.

We anticipate that general and administrative expenses will continue to decrease in 2004 as a percentage of revenues, but increase slightly on a dollar basis to support growth in sales.

Restructuring, Lease and Asset Impairment Write Downs:  In October 2003 we entered into a lease termination agreement with our landlord to terminate the lease on our Oakland headquarters and entered into a new lease agreement for a reduced amount of space in the same building. The reduction in space is expected to reduce future lease payments by $6.5 million (net of lease termination fees described below) through 2008.  Under the lease termination agreement we paid an increased security deposit of $550,000 and lease termination fees totaling $490,000 in 2003.  The balance of the lease termination fees of $1.8 million will be paid over the next 12 months.  A net credit adjustment of $7,000 was charged to restructuring expense.  The adjustment represented an addition to the restructuring reserve of $350,000 for lease and asset impairment charges, offset by a reduction in deferred rent of $357,000 to account for the reduction in space under the new lease agreement.

In 2001 management restructured and consolidated operations to focus on the K-12 market.  We recorded a restructuring, lease and asset impairment charge of $2.6 million in operating expenses.  This charge included $1.8 million to reflect the value of excess unoccupied office space in our current and former corporate office facilities.  For our current facility, the cost included a portion of the lease liability and brokerage fees reduced by estimated sublease income over the remaining lease term.  The estimated cost of excess lease facilities and the estimated value of the sublease were based on market information provided by a commercial real estate brokerage firm. The restructuring also resulted in a workforce reduction of approximately 50 employees.  We also recorded an asset impairment charge of $361,000 to write down the value of long-lived assets to net realizable value.  The write down included the remaining capitalized development cost for the ReWord™ software product, which targeted the aphasic adult market, which is not our focus.  As well, we reduced the value of furniture and leasehold improvements related to excess office space.  At December 31, 2001 accrued liabilities included $1.5 million relating to the excess office space and termination benefits.

During 2002, we recorded restructuring charges totaling $3.4 million, reflecting employee severance benefits and rent for excess office space.  The restructuring resulted in a workforce reduction of approximately 30 employees and a total charge to operations for severance benefits of $1.1 million.  Most of the employees affected by the workforce reduction were located in our Oakland office in the marketing and customer service departments.  Due to continued weakness in the commercial real estate market in 2002 we recorded an additional charge for excess office space at our Oakland headquarters of $2.3 million. This charge reflected adjustments to the assumptions on which the 2001 write down for excess office space had been made, including our assumptions about the time period that the excess office space would be vacant and potential sublease terms. We calculated the estimated costs for the additional facilities restructuring charge based on current market information provided by a commercial real estate broker.

The following table sets forth the restructuring activity for the years ended December 31, 2003, 2002 and 2001.

(dollars in thousands)	Lease obligation	Asset write-downs	Severance benefits	Total

Charged to restructuring expense in 2001	$1,791	$361	$456	$2,608

Cash paid in 2001	(333)	—	(374)	(707)

Asset write-downs	—	(361)	—	(361)

Accrued restructuring costs, December 31, 2001	1,458	—	82	1,540

Restructuring Charges in 2002	2,306		1,059	3,365

Cash paid in 2002	(759)		(632)	(1,391)

Accrued restructuring costs, December 31, 2002	3,005		509	3,514

Restructuring Charges in 2003	154	196		350

Cash paid in 2003	(1,386)		(509)	(1,895)

Asset write-downs	—	(196)		(196)

Accrued restructuring costs, December 31, 2003	$1,773	$—	$—	$1,773

Other Income from Related Party

During 2003 we recorded $478,000 as other income from a transaction that included the sale and licensing of certain intellectual property, patents and software to Neuroscience Solutions Corporation (NSC). One of our co-founders, substantial shareholders, and board members is also a co-founder, officer, director and substantial shareholder of NSC.  See “Transaction with Neuroscience Solutions” below.  Amounts received to date and any future receipts are being reported as other income as we do not consider the sale of these rights to be part of reoccurring operations. There was no comparable transaction for the same period of 2002 or 2001.

Interest Expense, net

	December 31,

(dollars in thousands)	2003	Change	2002	Change	2001

Interest expense, net	(1,209)	-9%	(1,332)	26%	(1,053)

Interest expense, net decreased in 2003, compared to 2002, and increased in 2002 compared to 2001. The decrease in 2003 was attributable to lower borrowing in 2003 compared to 2002, and the increase in 2002 was due to increased borrowing in 2002 compared to 2001.  In 2004 we expect interest expense, net to be significantly lower because only $232,000 of deferred financing cost remains to be amortized to interest expense during the year.  Deferred financing cost amortized in 2003 was $1.2 million. In 2003 interest expense, net included $159,000 in interest income primarily from loans to current and former officers.

Provision for Income Taxes

We have recorded no provision for income taxes as we have incurred a net loss for tax purposes since inception.  At December 31, 2003, we had net operating loss carryforwards for federal income tax purposes of approximately $71 million.  Unutilized net operating loss carryforwards will expire in years 2011 through 2023.  Utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations.  Previous or future equity transactions may result in such an ownership change.  The annual limitation may result in the expiration of net operating losses before they become available to reduce future tax liabilities.  At December 31, 2003, we had approximately $29.7 million of deferred tax assets, comprised primarily of net operating loss carryforwards.  Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.  Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

Liquidity and Capital Resources

Our cash and cash equivalents were $3.6 million at December 31, 2003, compared to $4.6 million at December 31, 2002 and 2001.  During 2002 and 2003 we generated cash flow from operations, which was used to pay down bank borrowing from 2001.  At December 31, 2001 we had $10 million outstanding on our bank line of credit; at December 31, 2003 there were no borrowings outstanding under the line. We expect that our cash flow from operations and our current cash balances will be the primary source of the funds for our operations and capital expenditures during 2004.  During 2004, we plan to continue to generate positive cash flow from operations and to generate a profit.  However, accomplishing these objectives will require us to achieve specific sales targets in the K-12 market.  We cannot assure you that we will meet our targets with respect to sales, revenues or operating results.

Net cash provided by operating activities in 2003 was $4.6 million, compared to $3.7 million in 2002.  Net cash increased in both 2003 and 2002 primarily because booked sales increased at a faster rate than spending and our collection experience was good.  Accounts receivable at year end was $5.1 million in 2003 compared to $4.7 million in 2002 and $5.8 million in 2001. The net cash used in operating activities in 2001 was $12.5 million, primarily from our net loss of $19.3 million, partially offset by an increase in deferred revenue and an increase in the restructuring reserve.

Net cash used in investing activities in 2003 was $959,000, consisting primarily of an increase in non-current assets for the additional deposit of $550,000 under our new lease.  In 2002, net cash of $849,000 was provided by investing activities, primarily from the sale of the $1.2 million balance of our portfolio of government securities.  In 2001, net cash was provided by the sale of $6.5 million in government securities, partially offset by loans to officers of $3.1 million and investments in property and equipment of $1.4 million and capitalized software development of $1.2 million   Our level of capital expenditures was quite low in both 2003 and 2002, approximately $256,000 and $124,000, respectively.   In 2004, we expect that our capital spending will be modestly higher than in 2003 as we continue to upgrade computer equipment and purchase new software to improve operations.

Financing activities used $4.6 million in cash in both 2003 and 2002, primarily to pay down $5 million, net, on our line of credit in both years, partially offset by cash raised from the sale of stock upon option exercises and through our employee stock purchase plan.  In 2001 financing activities provided $15.4 million from net borrowings of $10 million and $5.4 million from the issuance of common stock.

Because of the seasonality that affects operations, we may have negative cash flow in particular quarters, particularly the first quarter.  We borrowed money for working capital purposes in the first quarter of 2004 and may borrow again from to time.  On January 30, 2004 we entered into a revolving line of credit agreement with Comerica Bank.  The line totals $7.0 million through July 22, 2004; after that date, the maximum that can be borrowed under the agreement is $5.0 million for the remainder of the term.  The line expires on January 14, 2005. The facility is partially secured by a letter of credit provided by WPV, Inc., an affiliate of Warburg, Pincus Ventures, our largest stockholder. The letter of credit is for $4.0 million through May 30, 2004 and $3.0 million from May 31, 2004 to July 30, 2004.  The non–guaranteed portion of the line is subject to limitations based on our accounts receivable balance.  To further secure the line we granted Comerica a security interest in all of our assets other than our intellectual property, and agreed not to restrict our ability to grant a security interest in our intellectual property.  The Bank’s security interest is second to the security interest granted to WPV to secure our obligation to reimburse WPV for amounts it is required to pay in the event of a drawdown under the letter of credit.  Borrowings under the line are subject to various covenants, which may limit our financial and operating flexibility.

In January 2004 we terminated the $10.0 million revolving loan agreement with Fleet National Bank, which was also guaranteed by WPV, Inc. The guarantee was due to expire in March 2004.

After 2004, we expect that cash flow from operations will continue to be our primary source of funds for the next several years.  Again, this will require us to achieve certain levels of sales.  If the Company is unable to achieve sufficient levels of cash flow from operations, the Company may seek other sources of debt or equity financing, or may be required to reduce expenses.  Reducing the Company’s expenses could adversely affect its operations by reducing the resources available for sales, marketing, research or development efforts.   We cannot assure you that we will be able to secure additional debt or equity financing on acceptable terms.

Contractual Obligations and Commitments

We have a non-cancelable lease agreement for our corporate office facilities.  In 2003, we renegotiated the lease, terminating the prior agreement and entering into a new lease agreement for a reduced amount of space in the same location.  The minimum lease payment under the new agreement on our office facility (excluding lease termination charges) is approximately $78,000 per month through 2008. After 2008 the base lease payment increases at a compound annual rate of approximately 5%. The lease terminates in December 2013.

The following table summarizes our outstanding borrowings and contractual obligations at December 31, 2003 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

(dollars in thousands)	Total	1 year	1 - 3 years	4 - 5 years	Thereafter(1)

Lease termination agreement	$1,760	$1,760	$—	$—	$—
Non-cancelable operating leases	10,107	940	1,880	1,880	5,407
Minimum royalty payments	1,650	150	300	300	900

Total	$13,517	$2,850	$2,180	$2,180	$6,307

(1) Non-cancelable operating leases expires December 31, 2013.  Minimum royalty payments expire in 2014.

Our purchase order commitments at December 31, 2003 are not material.

Loans to Current and Former Officers

In March 2001 we made full recourse loans to certain of our officers, in amounts totaling $3.1 million.  The total receivable including accrued interest at December 31, 2003 and 2002 was $3.5 million and $3.4 million, respectively.  Accrued interest of $419,000 and $265,000 for the years ended December 31, 2003 and 2002 respectively was included in Other Assets on the Balance Sheet.  In 2002 some of these officers left our Company.  The Notes are full recourse loans secured by shares of our Common Stock owned by the current and former officers.  The loans bear interest at 4.94%.  Principal and interest are due December 31, 2005.

Transaction with Neuroscience Solutions Corporation

In September 2003, we signed an agreement with Neuroscience Solutions Corporation (“NSC”), transferring technology to NSC for use in the health field.  The transaction includes a license of the patents we own, a sublicense of the patents we license from others, the license of certain software we developed, and the transfer of assets related to certain research projects.  All of the rights licensed to NSC are limited to the health field and most are exclusive in that field.  We will continue to use the licensed patents and technology in the fields of education and speech and language therapy, and retain all rights to our technology outside of the health field.

We also agreed with NSC that we would license one another certain patents that may be issued in the future, on which royalties would be paid, and that we would provide NSC certain technology transfer, hosting and support services.

NSC is a start-up company located in San Francisco that plans to develop, market, and sell a series of software-based products for healthcare markets based on neuroplasticity research.  NSC’s first products are expected to focus on addressing issues that commonly arise as a result of aging.  Dr. Michael M. Merzenich, who is a founder, director, significant stockholder and former officer of our company, is also a founder, director, significant shareholder and officer of NSC.

The terms of the transaction were determined through arms’ length negotiations between NSC and us, in which Dr. Merzenich did not participate.  We received an initial payment of $500,000 and will be entitled to a 2 to 4% royalty on future products of NSC that use the licensed technology.  We were also issued 1,772,727 shares of Series A Preferred Stock in NSC.  Because NSC is a start-up venture the shares of which are not actively traded, in our financial statements we have assigned a value of zero to the NSC shares we received.

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

The value of software licenses, services and support invoiced during a particular quarter is recorded as deferred revenue until recognized.   Typically 20%-30% of software licenses, services and support invoiced in a particular quarter has been recognized as revenue during that period.  This proportion varies with our product mix and is affected by the particular season.  For example, in the third quarter, we typically provide a significant portion of the implementation services invoiced during that period as schools begin their year, while a lesser proportion of services invoiced is usually recognized in the second quarter, when many schools close for the summer.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses due to the inability of customers to make payments.  These estimates are based on historical experience. In 2001 and early 2002 our experience was that bad debt expense was about 2% of revenue.  In the later half of 2002 and 2003 our bad debt experience improved significantly to less than 1% of revenue and in the 4th quarter of 2003 we adjusted our bad debt allowance to reflect the improvement in our experience.  To the extent experience requires it, we may in the future again adjust this reserve. Cancellations and refunds are allowed in limited circumstances, and such amounts have not been significant.

Software Development Costs

We capitalize software development cost in accordance with Financial Accounting Standards Board (FASB) No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” under which software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated life of the related product.

Prior to the establishment of technological feasibility we expense all software development cost associated with a product.  Technological feasibility is deemed established upon completion of a working version.  We estimate the useful life of our developed products to be 3 years.

On an ongoing basis, we evaluate the net realizable value of the capitalized software development cost by estimating the future revenue to be generated from the product and compare this estimate to the unamortized cost of the product.  At December 31, 2003 future revenues from sale of products for which development costs remain on the balance sheet are anticipated to exceed the $710,000 of unamortized development costs.

Impairment of Long-Lived Assets

We regularly review the carrying value of loans to current and former officers, capitalized software development costs and property and equipment.   We continually make estimates regarding the probability of repayment, future cash flows and other factors to determine the fair value of the respective assets.   If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

See the Notes to our Condensed Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We believe that our revenue recognition policies conform to the requirements of EITF 00-21.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 104 “Revenue Recognition” (SAB 104), which updates and summarizes the Commission’s views on the application of generally accepted accounting principles to revenue recognition in financial statements. We believe that our revenue recognition policies conform to the requirements of SAB 104.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the rate of interest we will pay on our new revolving credit facility with Comerica Bank.  Interest rates on loans extended under that facility are at the bank’s prime rate plus 0.5%.  A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at December 31, 2003 would not have a material affect on our results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Scientific Learning Corporation

We have audited the accompanying balance sheets of Scientific Learning Corporation (the “Company”) as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audit also included the financial statement schedule included in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scientific Learning Corporation at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the selected financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ERNST & YOUNG LLP

Walnut Creek, California
February 6, 2004

Scientific Learning Corporation
Balance Sheet
(In thousands, except share and per share amounts)

	December 31,

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$3,648	$4,613
Accounts receivable, net of allowance for doubtful accounts $139 and $270 at December 31, 2003 and 2002, respectively	5,117	4,867
Prepaid expenses and other current assets	1,134	1,340

Total current assets	9,899	10,820

Property and equipment, net	537	1,198
Notes receivable from current and former officers	3,114	3,114
Other assets	2,004	3,511

Total assets	$15,554	$18,643

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$481	$287
Accrued liabilities	3,832	5,411
Deferred revenue	16,233	13,433

Total current liabilities	20,546	19,131
Borrowings under bank line of credit	—	5,000
Deferred revenue, long-term	1,289	2,151
Other liabilities	285	484

Total liabilities	22,120	26,766

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized, 16,150,551 and 15,879,083 shares issued and outstanding at December 31, 2003 and 2002, respectively	74,460	73,771
Accumulated deficit	(81,026)	(81,894)

Stockholders’ deficit:	(6,566)	(8,123)

Total liabilities and stockholders’ deficit	$15,554	$18,643

See accompanying notes.

Scientific Learning Corporation
Statement of Operations
(In thousands, except share and per share amounts)

	Year ended December 31,

	2003	2002	2001

Revenues:
Products	$23,225	$16,917	$14,109
Service and support	5,471	3,369	3,780

Total revenues	28,696	20,286	17,889

Cost of revenues:
Cost of products	2,217	1,979	1,690
Cost of service and support	3,867	1,499	2,395

Total cost of revenues	6,084	3,478	4,085

Gross profit	22,612	16,808	13,804

Operating expenses:
Sales and marketing	12,961	14,554	19,701
Research and development	3,500	2,985	3,390
General and administrative	4,529	4,776	6,348
Restructuring charges	(7)	3,365	2,608

Total operating expenses	20,983	25,680	32,047

Operating income (loss)	1,629	(8,872)	(18,243)

Other income from related party	448	—	—
Interest expense, net	(1,209)	(1,332)	(1,053)
Other income (expense), net	—	91	21

Net income (loss)	$868	$(10,113)	$(19,275)

Basic and diluted net income (loss) per share:	$0.05	$(0.65)	$(1.64)

Shares used in computing basic net income (loss)	16,006,565	15,641,849	11,777,415

Shares used in computing diluted net income (loss)	16,908,361	15,641,849	11,777,415

See accompanying notes.

Scientific Learning Corporation

Statements of Stockholders’(Deficit) Equity
(In thousands, except share amounts)

	Common Stock		Deferred Compensation	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount

Balances at December 31, 2000	11,336,380	$64,179	$(72)	$(52,506)	$11,601
Issuance of common stock under stock option plan	7,395	29	—	—	29
Issuance of common stock under employee stock purchase plan	131,844	373	—	—	373
Issuance of common stock in a private placement, net of offering costs	4,000,000	4,964	—	—	4,964
Issuance of common stock warrants in connection with guarantee of line of credit	—	3,647	—	—	3,647
Amortization of deferred compensation	—	—	72	—	72
Net loss and comprehensive loss	—	—	—	(19,275)	(19,275)

Balance December 31, 2001	15,475,619	73,192	—	(71,781)	1,411
Issuance of common stock under stock option plan	274,471	318	—	—	318
Issuance of common stock under employee stock purchase plan	116,861	119	—	—	119
Compensation charge relating to granting of common stock options	—	122	—	—	122
Stock issued in exchange for services	12,132	20	—	—	20
Net loss and comprehensive loss	—	—	—	(10,113)	(10,113)

Balance December 31, 2002	15,879,083	73,771	—	(81,894)	(8,123)
Issuance of common stock under stock option plan	207,438	264	—	—	264
Issuance of common stock under employee stock purchase plan	52,912	180	—	—	180
Compensation charge relating to granting of common stock options	—	198	—	—	198
Stock issued in exchange for services	11,118	47	—	—	47
Net income and comprehensive income	—	—	—	868	868

Balance December 31, 2003	16,150,551	$74,460	$—	$(81,026)	$(6,566)

See accompanying notes

Scientific Learning Corporation
Statement of Cash Flows
(In thousands)

	Year ended December 31,

	2003	2002	2001

Operating Activities:
Net income (loss)	$868	$(10,113)	$(19,275)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	721	1,082	1,262
Amortization of software development costs	763	666	493
Amortization of deferred financing costs	1,215	1,216	984
Stock based compensation	245	142	72
Asset impairment write downs	—	50	360
Changes in operating assets and liabilities:
Accounts receivable	(250)	887	(1,029)
Prepaid expenses and other current assets	438	(52)	121
Accounts payable	194	(157)	(704)
Accrued liabilities	(1,383)	1,813	2,071
Deferred revenues	1,938	7,986	3,035
Other liabilities	(199)	197	123

Net cash provided by (used in) operating activities	4,550	3,717	(12,487)

Investing Activities:
Sale of government securities	—	1,169	6,498
Purchases of property and equipment, net	(256)	(124)	(1,445)
Notes receivable from current and former officers	—	—	(3,114)
Increase in capitalized software development costs	—	(116)	(1,153)
(Increase) decrease in other non-current assets	(703)	(80)	126

Net cash (used in) provided by investing activities	(959)	849	912

Financing Activities:
Proceeds from issuance of common stock, net	444	437	5,367
Borrowings under bank line of credit	2,000	4,000	14,000
Repayments of borrowings under bank line of credit	(7,000)	(9,000)	(4,000)

Net cash (used in) provided by financing activities	(4,556)	(4,563)	15,367

(Decrease) increase in cash and cash equivalents	(965)	3	3,792

Cash and cash equivalents at beginning of year	4,613	4,610	818

Cash and cash equivalents at end of year	$3,648	$4,613	$4,610

Supplemental disclosure
Interest paid	$134	$294	$432

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock warrants in connection with guarantee of line of credit	$—	$—	$3,647

See accompanying notes.

Notes to Financial Statements

1. Summary of Significant Accounting Policies

Description of Business

Scientific Learning Corporation (the “Company”) is the leading provider of neuroscience-based software products that develop underlying cognitive skills required for reading and learning.  The Company’s Fast ForWord® products are a series of reading intervention products for children, adolescents and adults.   We sell primarily to K-12 schools through a direct sales force.  The Company also sells to speech and language professionals.   To support our products, we provide on-site and remote training and implementation services, as well as technical, professional and customer support and a wide variety of Web-based resources.

The Company was incorporated in 1995 in the State of California and was reincorporated in 1997 in the State of Delaware.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Actual results may differ from those estimated.

Revenue Recognition

The Company derives revenue from the sale of licenses to its software and from service and support fees.  Software license revenue is recognized in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition,” (SOP 97-2) as amended by Statement of Position 98-9.  SOP 97-2 provides specific industry guidance and four basic criteria, which must be met to recognize revenue. These are: 1) persuasive evidence of an arrangement; 2) delivery of the product; 3) a fixed or determinable fee; and 4) the probability that the fee will be collected. For software orders with multiple elements, the Company allocates revenue to each element of a transaction based upon its fair value as determined in reliance on “vendor specific objective evidence.” Vendor specific objective evidence of fair value for each element of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is additionally measured by the renewal price.

The Company’s revenue recognition policy is also based on the Securities and Exchange Commission’s Staff Accounting Bulletin 101 (SAB 101), which requires companies who provide an ongoing service to recognize revenue over the term of the services agreement.

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

Notes to Financial Statements – (continued)

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, notes receivable from current and former officers, and accounts payable approximate fair value.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Software Development Costs

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards (“FAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model.  In 2003, costs incurred subsequent to the establishment of technological feasibility were not significant, and were charged to research and development expense.  The Company capitalized $116,000 of software development costs for the year ended December 31, 2002.  Software costs are amortized to cost of revenues over the estimated useful life of the software, which is three years: amortization was $763,000, $666,000 and $493,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Long-Lived Assets

The Company regularly reviews the carrying value of long-lived assets.   We continually make estimates regarding the probability of repayment, future cash flows and other factors to determine the fair value of the respective assets.   If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

Accounting for Stock-Based Compensation

The Company accounts for stock issued to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure”.  Under APB 25, compensation expense of fixed stock options is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the option. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Notes to Financial Statements – (continued)

Pro Forma Disclosures of the Effect of Stock-Based Compensation

Pro forma information regarding the results of operations and net income (loss) per share is determined as if the Company had accounted for its employee stock options using the fair value method. The fair value of each option granted is estimated on the date of grant using the Black Scholes valuation model with the following assumptions:

	Year ended December 31,

	2003	2002	2001

Weighted average expected life of option	5 years	5 years	5 years
Risk-free interest rate	3.0%	3.0%	4.5%
Dividend yield	0.0%	0.0%	0.0%
Volatility	85%	85%	85%
Weighted average fair value	$2.05	$0.90	$2.51

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

Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black Scholes valuation model, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended December 31,

	2003	2002	2001

Net income (loss), as reported	$868	$(10,113)	$(19,275)
Add: Stock-based employee compensation expense included in the determination of net income (loss), as reported	—	142	72
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,465)	(2,472)	(3,066)

Net loss, proforma	$(597)	$(12,443)	$(22,269)

Basic and diluted net income (loss) per share, as reported	$0.05	$(0.65)	$(1.64)

Basic and diluted net loss per share, pro forma	$(0.04)	$(0.80)	$(1.89)

The pro forma impact of options on the net income (loss) for the years ended December 31, 2003, 2002 and 2001, is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

Notes to Financial Statements – (continued)

Advertising

Advertising costs are expensed as incurred.  Advertising expense was $1,000, $4,000, $61,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Net Income (Loss) per Share

Under the provisions of SFAS No. 128, “Earnings per Share,” basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution of securities by adding common stock equivalents to the weighted-average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities have been excluded from the computation of diluted net income (loss) per share if their inclusion is antidilutive.

The following table sets forth the computation of net income (loss) per share (in thousands, except share and per share data):

	Year Ended December 31,

	2003	2002	2001

Net income (loss)	$868	$(10,113)	$(19,275)

Weighted average shares used in caluculation of basic net income (loss) per share	16,006,565	15,641,849	11,777,415
Effect of dilutive secruities:
Employee stock options	901,796	—	—

Weighted-average diluted commnon share	16,908,361	15,641,849	11,777,415

Net income (loss) per common share- basic and diluted:	$0.05	$(0.65)	$(1.64)

If the Company had reported net income in 2002 and 2001, the calculation of diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 64,000 and 36,000 common equivalent shares (computed using the treasury stock method) related to outstanding stock options not included in the calculations above for the years ended December 31, 2002 and 2001, respectively.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that its revenue recognition policies conform to the requirements of EITF 00-21.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 “Revenue Recognition” (SAB 104), which updates and summarizes the Commission’s views on the application of generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its revenue recognition policies conform to the requirements of SAB 104.

Notes to Financial Statements – (continued)

Reclassifications

Certain revenue and cost of revenue items from prior years have been reclassified to conform to the current presentation.

2.  Restructuring, Lease and Asset Impairment Write Downs

In October 2003 the Company entered into a lease termination agreement with its landlord to terminate the lease on its Oakland headquarters and entered into a new lease agreement for a reduced amount of space in the same building. The reduction in space is expected to reduce future lease payments by $6.5 million (net of lease termination fees described below) through 2008.  Under the lease termination agreement the Company paid an increased security deposit of $550,000 and lease termination fees totaling $490,000 in 2003.  The balance of the lease termination fees of $1.8 million will be paid over the next 12 months.  A net credit adjustment of $7,000 was charged to operations.  The adjustment represented an addition to the restructuring reserve of $350,000 for lease and asset impairment charges, offset by a reduction in deferred rent of $357,000 to account for the reduction in space under the new lease agreement.

The following table sets forth the restructuring activity during the year ended December 31, 2003
(dollar in thousands).

	Accrued restructuring costs, December 31, 2002	Restructuring charges	Asset write-down	Cash paid	Accrued restructuring costs, December 31, 2003

Lease obligation	$3,005	$154	$—	$(1,386)	$1,773
Asset write-down	—	196	(196)	—	—
Severance benefits	509	—	—	(509)	—

Total	$3,514	$350	$(196)	$(1,895)	$1,773

In 2002 the Company recorded restructuring, lease and asset impairment charges of $3.4 million in operating expenses.  The restructuring resulted in a workforce reduction of approximately 30 employees and a total charge to operations for severance benefits of $1.1 million.  All affected employees had been terminated or notified of their severance benefits by December 31, 2002.  Most of the employees affected by the workforce reduction were located in the Company’s Oakland office in the marketing and customer service departments.

Due to continued weakness in the commercial real estate market in 2002 the Company recorded an additional charge for excess office space at the Company’s Oakland headquarters of $2.3 million. This charge reflected adjustments to the assumptions on which the 2001 write down for excess office space had been made, including assumptions about the time period that the excess office space would be vacant and potential sublease terms. The Company calculated the estimated costs for the additional facilities restructuring charge based on current market information provided by a commercial real estate broker.  We estimated the $3.0 million accrued at December 31, 2002 would be paid over the next two years.

The following table sets forth the restructuring activity during the year ended December 31, 2002
(in thousands).

	Accrued restructuring costs, December 31, 2001	Restructuring Charges	Cash paid	Accrued restructuring costs, December 31, 2002

Lease obligation	$1,458	$2,306	$(759)	$3,005
Severance benefits	82	1,059	(632)	509

Total	$1,540	$3,365	$(1,391)	$3,514

Notes to Financial Statements – (continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,

	2003	2002

Prepaid expenses	$781	$1,070
Deferred financing	232	—
Product inventory	109	223
Other receivables	12	47

	$1,134	$1,340

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,

	2003	2002

Computer equipment	$3,978	$4,233
Office furniture and equipment	1,403	1,439
Leasehold improvements	432	577

	5,813	6,249
Less accumulated depreciation	(5,276)	(5,051)

	$537	$1,198

5.  Notes Receivable from Current and Former Officers

Notes receivable from current and former officers was $3.1 million for each of the years ended December 31, 2003 and 2002.  The Notes are full recourse loans secured by shares of the Company’s Common Stock owned by the current and former officers and bear interest at 4.94%.  Principal and interest are due December 31, 2005.  Accrued interest of $419,000 and $265,000 at December 31, 2003 and 2002 respectively is recorded in other assets.

6.  Other Assets

Other assets consist of the following (in thousands):

	December 31,

	2003	2002

Software development cost	$3,089	$3,089
Less accumulated amortization	(2,379)	(1,616)

Software development costs, net	710	1,473
Deferred financing cost, net	—	1,447
Other non current assets	1,294	591

	$2,004	$3,511

Notes to Financial Statements – (continued)

7.  Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,

	2003	2002

Accrued restructuring costs	$1,773	$3,514
Accrued vacation	831	684
Accrued commissions and bonus	930	911
Other accrued liabilities	298	302

	$3,832	$5,411

8.  Bank Line of Credit

In 2001, the Company entered into a revolving loan agreement with a bank for an unsecured revolving credit facility in the amount of $15 million expiring June 30, 2004.  In October 2003, the credit facility was reduced to $10 million, because the Company did not believe that it needed the full amount of the facility during its remaining term. Borrowings under the loan agreement bear interest at the election of the Company at the rate of LIBOR plus one percent or the bank’s “Base Rate”.  WPV, Inc., an affiliate of Warburg, Pincus Ventures, a significant stockholder of the Company, has provided an unlimited guarantee for the facility.  The guarantee would have expired in March 2004. As of December 31, 2003, no borrowings were outstanding under the line of credit.

In January 2004 the line was terminated and a new bank line of credit was obtained. See Note 15.

In consideration of the original guarantee the Company granted a security interest in substantially all of the Company’s assets and issued WPV, Inc. a fully vested and non-forfeitable warrant to purchase 1,375,000 shares of common stock of the Company at an exercise price of $8.00.  The warrant will expire if unexercised by March 9, 2008. The fair value of the warrant at the date of issuance was $3.6 million and this amount is being amortized as deferred financing costs by a charge to interest expense through July 31, 2004.  WPV, Inc. will continue to provide a guarantee on the new line of credit through July 2004.

9.  Income Taxes

The Company has made no provision for U.S. federal, U.S. state or foreign income taxes for any periods as the Company has incurred tax losses in all periods and for all jurisdictions.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,

	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$25,778	$26,083
Restructuring reserve	710	506
Capitalized software and development costs	698	670
Deferred revenue	800	860
Research credits carryforwards	811	715
Other	941	683

Total deferred tax assets	29,738	29,517
Valuation allowance	(29,738)	(29,517)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.  Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.  The valuation allowance increased by $221,000 and increased by $3.5 million during the years ended December 31, 2003 and 2002, respectively.

Notes to Financial Statements - (continued)

As of December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $71 million, which expire in the years 2011 through 2023 and federal research tax credits of approximately $489,000, which expire in the years 2011 through 2023.  The Company also had net operating loss carryforwards for state income tax purposes of approximately $27 million expiring in the years 2004 through 2013 and state research tax credits of approximately $322,000 which carryforward indefinitely.

Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitation provided by the Internal Revenue Code and a similar state provision.  Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

10.  Stockholders’ Deficit

Common Stock

At December 31, 2003, the Company had reserved shares of common stock for future issuance as follows:

Stock Options outstanding	3,045,027
Stock Options available for future grants	652,197
Employee stock purchase plan	304,143
Common stock warrants	1,382,222

5,383,589

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

In May 1999, the Company’s stockholders approved the 1999 Equity Incentive Plan, which amended and restated the Company’s previous stock option plan.  3,292,666 shares of common stock were authorized for issuance under the plan, including shares originally authorized under predecessor plans and shares added to the plan in 2001.  In May 2002, the Company’s Board of Directors approved and in May 2003, the shareholders subsequently approved, adding 1,350,000 shares to the 1999 Equity Incentive Plan.  The total number of shares authorized for issuance under the plan is now 4,642,666.  The Board of Directors also approved the 2002 CEO Stock Option Plan in May 2002, which was subsequently approved by the shareholders in May 2003.  This plan reserved an aggregate of 470,588 shares for grants of stock options under the plan.

In May 1999, the Company’s stockholders approved the 1999 Non-Employee Directors’ Stock Option Plan and reserved an aggregate of 75,000 shares of common stock for grants of stock options under the plan. In May 2003, the Company’s stockholders approved an increase in the number of shares authorized for issue under the plan from 75,000 shares to a total of 150,000 shares.

Notes to Financial Statements – (continued)

A summary of the Company’s stock option activity under the plans is as follows:

	Outstanding Options

	Number of Shares	Weighted- Average Exercise Price Per Share

Outstanding at December 31, 2000	1,618,274	$11.34
Granted	438,826	3.62
Exercised	(7,395)	3.91
Canceled	(396,539)	10.73

Outstanding at December 31, 2001	1,653,166	9.47
Granted	2,239,290	1.36
Exercised	(274,471)	1.15
Canceled	(628,681)	9.35

Outstanding at December 31, 2002	2,989,304	4.20
Granted	501,834	3.08
Exercised	(207,445)	1.27
Canceled	(238,666)	9.85

Outstanding at December 31, 2003	3,045,027	$3.76

Vested and exercisable	1,417,970

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2003:

	Outstanding			Vested and Exercisable

Price Range	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price Per Share

$ 0.2600 – $ 1.3900	1,517,564	$1.37	8.36	424,313	$1.34
$ 1.4000 – $ 6.1250	1,164,304	$3.35	7.89	640,643	$3.68
$ 6.2500 – $ 39.8750	363,149	$15.11	5.74	353,014	$15.23

	3,045,027			1,417,970

Notes to Financial Statements – (continued)

Common Stock Warrants

In 2001, the Company issued a fully vested non-forfeitable warrant to purchase 1,375,000 shares of common stock of the Company at an exercise price of $8.00 per share.  The warrant was issued to WPV, Inc., an affiliate of a significant stockholder of the Company, in connection with the guarantee of a line of credit to the Company.   The warrant is outstanding and will expire if unexercised by March 9, 2008. The fair value of the warrant at the date of issuance was $3.6 million.  The value of the warrant was determined using the Black-Scholes model with the following assumptions: a share price of $3.88, volatility of .85, a risk-free interest rate of 4.94%, no dividend yield and an expected life of seven years.

In 1999, the Company issued a fully vested warrant to purchase 7,222 shares of Series D Preferred Stock of the Company at an exercise price of $7.50 per share.  The warrant was issued to the placement agent in the Series D Preferred Stock offering and was converted to an equivalent number of common stock on completion of the initial public offering.   The warrant expired unexercised in January 2004.

1999 Employee Stock Purchase Plan

In May 1999 the stockholders approved the 1999 Employee Stock Purchase Plan, which became effective upon the completion of the initial public offering of the Company’s common stock.  The Company initially reserved a total of 350,000 shares of common stock for issuance under the plan.  In May 2002 the Company’s shareholders approved an additional 350,000 shares for a total of 700,000 shares.  Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable one-year offering period or the last day of the applicable six-month purchase period. The Company issued 52,912 and 116,861 shares of common stock under the plan during the years ended December 31, 2003 and 2002, respectively.   At December 31, 2003, 304,143 shares were available for issuance under the Plan.

11.  Commitments

Leases

The Company leases its corporate office facility under a non-cancelable operating lease with a term expiring in 2013.  Future minimum payments under this lease as of December 31, 2003 are as follows (in thousands):

2004	$940
2005	940
2006	940
2007	940
2008	940
2009 and thereafter	5,407

Total minimum lease payments	$10,107

Rent expense under all operating leases net of sublease income was $1 million, $1.7 million and $2.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Notes to Financial Statements – (continued)

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

The agreement also provides for additional royalties and milestone payments based upon revenues from products using the licensed technology. Royalty and milestone expenses were $909,000, $723,000 and $635,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and are included in cost of revenues.  All milestone payments required under the license have now been paid.  Annual minimum guaranteed royalty payments are $150,000.

If the Company loses or is unable to maintain the license agreement during the term of the underlying patents, it would materially harm its business. The university may terminate the license agreement if the Company fails to perform or violates its terms without curing the violation within 60 days of receiving written notice of the violation.

12.  Guarantees

The Company generally provides a warranty that its software products substantially operate as described in the manuals and guides that accompany the software for a period of 90 days.  The warranty does not apply in the event of misuse, accident, and certain other circumstances.  To date, the Company has not incurred any material costs associated with these warranties and has no accrual for such items at December 31, 2003.

13.  Employee Retirement and Benefit Plan

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The Company does not presently match contributions by plan participants.

14.  Related Party Transaction

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

The rights were acquired by NSC for a combination of cash, stock and future royalties. NSC paid $500,000 cash, of which $448,000 was recognized at December 31, 2003. The balance will be recognized over the next nine months as services are provided to NSC. Amounts received to date and any future receipts are being reported as other income as the Company does not consider the sale of these rights to be part of its recurring operations. Under the agreement, the Company will receive net royalties between 2% to 4% on products sold by NSC that use the Company’s patents or software.  We did not record a value for the 1.8 million shares of NSC received in the transaction, because NSC is a private start-up venture the shares of which have no determinable value.

Notes to Financial Statements – (continued)

15.  Subsequent Events

On January 30, 2004 the Company entered into a revolving line of credit agreement with Comerica Bank.  The line totals $7.0 million through July 22, 2004; after that date, the maximum that can be borrowed under the agreement is $5.0 million.   The line expires on January 14, 2005. Borrowing under the line of credit bears interest at prime plus .5%, currently 4.5%.  The facility is partially secured by a letter of credit provided by WPV, Inc., an affiliate of Warburg, Pincus Ventures, a significant stockholder of the Company. The letter of credit is for $4.0 million through May 30, 2004 and $3.0 million from May 31, 2004 to July 30, 2004.  The non–guaranteed portion of the line is subject to limitations based on the Company’s accounts receivable balance.  To further secure the line the Company granted a security interest in granted Comerica a security interest in all of our assets other than our intellectual property, and agreed not to restrict our ability to grant a security interest in our intellectual property.

On January 15, 2004, the Company terminated its $10.0 million revolving loan agreement with Fleet National Bank. This line of credit was also guaranteed by WPV, Inc. The guarantee was due to expire in March 2004.

16.  Interim Financial Information (unaudited)

Quarterly financial data (in thousands, except per share amounts)

	2003

	Quarter ended, March 31	Quarter ended, June 30	Quarter ended, September 30	Quarter ended, December 31 (1)	Total

Total revenues	$6,377	$7,357	$8,018	$6,944	$28,696

Gross profit	4,994	5,846	6,373	5,399	22,612

Net (loss) income	(610)	(56)	1,289	245	868

Net (loss) income per share:
basic	(.04)	(.00)	.08	.02	.05

diluted	$(.04)	$(.00)	$.08	$.01	$.05

(1) Includes other income from related party of $448,000.

	2002

	Quarter ended, March 31	Quarter ended, June 30	Quarter ended, September 30	Quarter ended, December 31	Total

Total revenues	$3,184	$4,449	$6,396	$6,257	$20,286

Gross profit	2,511	3,583	5,374	5,340	16,808

Net loss	(3,862)	(2,926)	(450)	(2,875)	(10,113)
Net loss per share(basic and diluted)	$(.25)	$(.19)	$(.03)	$(.18)	$(.65)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Based on the evaluation required under Rule 13a-15(b) of the Exchange Act, conducted by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003.

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

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system will be met.  In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  As a result, there can be no assurance that a control system will succeed in preventing all possible instances of error and fraud.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.

Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to our executive officers is contained in Part I “Executive Officers” and such information is also incorporated by reference in this section.

Information required by this item respecting our directors, audit committee and code of ethics is set forth under the caption “Proposal 1: Election of Directors” in our Proxy Statement relating to our 2004 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated by reference into this Form 10-K Report.  The Proxy Statement will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Proxy Statement is not being filed as a part hereof.

Information with respect to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item concerning compensation of executive officers and directors is set forth under the caption “Executive Compensation” in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item concerning security ownership of certain beneficial owners and management is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

Information required by this item concerning shares authorized for issuance under equity compensation plans approved by stockholders and not approved by stockholders is set forth under the caption “Equity Compensation Plan Information” in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item concerning certain relationships and related transactions is set forth under the captions “Employment Agreement” and “Certain Transactions” in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item concerning the independent auditor’ fees and services is set forth under the caption “Independent Auditors” in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report.

(1) Financial Statements

Independent Auditor’s Report
Balance Sheet – December 31, 2003 and 2002
Statement of Operations – Years Ended December 31, 2003, 2002 and 2001
Statements of Stockholders’ (Deficit) Equity – Years Ended December 31, 2003, 2002 and 2001
Statement of Cash Flows – Years Ended December 31, 2003, 2002 and 2001
Notes to the Financial Statements

(2) Financial Statement Schedules

As required under Item 8, Financial Statements and Supplementary Data, the financial statement schedule of the Company is provided in this separate section.  The financial statement schedule included in this section is as follows:

Schedule II – Valuation and Qualifying Accounts (in thousands)

Valuation and Qualifying Accounts which are deducted in the Balance Sheet from the assets to which they apply:

Allowance for Doubtful Accounts Years ended December 31:

	Opening Balance	Charges to Operating Expenses	Charges to Allowance(1)	Deductions	Closing Balance

2003	$270	$0	$89	$(220)	$139
2002	$248	$19	$309	$(306)	$270
2001	$241	$130	$239	$(362)	$248

(1)	The Company invoiced certain customers whose accounts were deemed potentially uncollectible. As such, the accounts were entirely reserved for and no amounts were recognized as revenue.

(3)  Exhibits

Exhibit No.	Description of Document

3.3(1)	Restated Certificate of Incorporation.

3.4 (20)	Amended and Restated Bylaws.

4.1(1)	Reference is made to Exhibits 3.3 and 3.4.

4.2(2)	Amended and Restated Registration Rights Agreement, dated as of December 31, 1998.

4.3(1)	Specimen Stock Certificate.

4.4(3)

Amendment No. 1 by and among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., effective as of March 9, 2001 to Amended and Restated Registration Rights Agreement entered into as of December 30, 1998

4.5(9)

Amendment No. 2 By and Among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., Effective as of November 30, 2001 to Amended and Restated Registration Rights Agreement Entered Into as of December 30, 1998

10.1(1)*	Form of Indemnity Agreement with each of our directors and executive officers.

10.2(14)*	1999 Equity Incentive Plan, as amended.

10.3(14)*	Forms of Stock Option Grant Notice, Stock Option Agreement and Stock Award Agreement under the Incentive Plan.

10.4(14)*	1999 Non-Employee Directors’ Stock Option Plan, as amended.

10.5(14)*	Forms of Nonstatutory Stock Option Agreements under the Non-Employee Directors’ Stock Option Plan

10.6(14)*	1999 Employee Stock Purchase Plan, as amended.

10.8(14)*	Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan.

10.9 (21)	Loan and Security Agreement dated as of January 15, 2004 by and between Scientific Learning Corporation and Comerica Bank

10.10 (21)	Reimbursement and Security Agreement dated as of January 15, 2004 by and between Scientific Learning Corporation and WPV, Inc.

10.11 (21)	Intercreditor Agreement dated as of January 15, 2004 by and between Comerica Bank and WPV, Inc

10.13(1)†	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California.

10.14 (22)	Amendment No. 3 to Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California, amending the agreement filed as Exhibit 10.13.

10.15(1)	Securities Purchase Agreement, dated September 24, 1996, with Warburg, Pincus Ventures, L.P.

10.16 (23)	Lease, dated as of October 1, 2003, with Rotunda Partners II

10.17 (24)	Lease Termination Agreement, dated as of October 1, 2003, with Rotunda Partners II

10.18(4)	Revolving Loan Agreement dated as of March 9, 2001 by and between Scientific Learning Corporation and Fleet National Bank

10.19(5)	Agreement to Issue Warrant and Grant of Security Interest dated as of March 9, 2001 by and between Scientific Learning Corporation and WPV, Inc.

10.20(6)	Warrant to Purchase 1,375,000 Shares of Common Stock of Scientific Learning Corporation

10.21(7)*	Loan agreements, promissory notes and pledge agreements with each of Sheryle Bolton, Frank Mattson, Steve Miller, and James Mills

10.22(8)	Stock Purchase Agreement dated November 9, 2001 between Scientific Learning Corporation and Warburg Pincus Ventures, L.P.

10.23(10)*	Letter Agreement dated March 12, 2002 between the Company and Sheryle Bolton.

10.24(10)	First Amendment Agreement, dated March 26, 2002, between the Company and Fleet National Bank amending the agreement filed as Exhibit 10.18.

10.25(10)*	2002 Management Incentive Plan.

10.26(11)*	Employment Agreement dated as of May 31, 2002 by and between Scientific Learning Corporation and Robert C. Bowen

10.27(12)*	2002 CEO Option Plan

10.29(13)*	Milestone Equity Incentive Plan

10.30(13)*	2003 Management Incentive Plan

10.31 (15)

Second Amendment Agreement dated as of September 24, 2003, by and between Scientific Learning Corporation and Fleet National Bank, amending the agreement filed as Exhibit 10.18, which was previously amended by the First Amendment Agreement filed as Exhibit 10.24.

10.32(16)	Technology Transfer Agreement dated as of September 30, 2003 by and between the Company and Neuroscience Solutions Corporation (“NSC”).

10.33(17)	SLC License Agreement dated as of September 30, 2003 by and between the Company and NSC.

10.34(18)	NSC License Agreement dated as of September 30, 2003 by and between NSC and the Company.

10.35(19)	Services Agreement dated as of September 30, 2003 by and between the Company and NSC.

23.1	Consent of Ernst & Young, LLP, Independent Auditors

31.1	Certification of Chief Executive Officer (Section 302)

31.2	Certification of Chief Financial Officer (Section 302)

32.1	Certification of Chief Executive Officer (Section 906)

32.2	Certification of Chief Financial Officer (Section 906)

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-77133).

(2)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 1999 (SEC File No. 000-24547).

(3)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(4)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(5)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(6)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(7)	Incorporated by reference to Exhibit 10.20 previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 000-24547).

(8)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-24547).

(9)	Incorporated by reference to Exhibit 4.4 previously filed with the Company’s Form 8-K on December 7, 2001 (SEC File No. 000-24547).

(10)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2001 (SEC File No. 000-24547).

(11)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).

(12)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).

(13)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2002 (SEC File No. 000-24547).

(14)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2003 (SEC File No. 000-24547).

(15)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on October 3, 2003 (SEC File No. 000-24547).

(16)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).

(17)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).

(18)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).

(19)	Incorporated by reference to Exhibit 99.4 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).

(20)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).

(21)	Incorporated by reference to Exhibits previously filed with the Company’s Form 8-K on February 5, 2004 (SEC File No. 000-24547).

(22)	Incorporated by reference to Exhibit 10.36 previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).

(23)	Incorporated by reference to Exhibit 10.37 previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).

(24)	Incorporated by reference to Exhibit 10.38 previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).

† Certain portions of this exhibit have been omitted based upon confidential treatment granted by the Securities and Exchange Commission for portions of the referenced exhibit.

*Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

On October 1, 2003, the Company filed a Report on Form 8-K disclosing the closing under a technology transfer agreement with Neuroscience Solutions Corporation.

On October 3, 2003, the Company filed a Report on Form 8-K disclosing its agreement to reduce the amount available for borrowing under its credit line.

On October 30, 2003, the Company filed a Report on Form 8-K furnishing its press release announcing its financial results for the quarter ended September 30, 2003 and the transcript of its conference call discussing those earnings

SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC LEARNING CORPORATION

By /s/ Robert C. Bowen	March 26, 2004

Robert C. Bowen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Robert C. Bowen

Robert C. Bowen	Chairman, Chief Executive Officer	March 26, 2004
and Director (Principal Executive
Officer)

/s/ Jane A. Freeman

Jane A. Freeman	Senior Vice President, Chief Financial Officer,	March 26, 2004
and Treasurer (Principal Financial and
Accounting Officer)

/s/ Dr. Michael M. Merzenich

Dr. Michael M. Merzenich	Director	March 26, 2004

/s/ Dr. Paula A. Tallal

Dr. Paula A. Tallal	Director	March 26, 2004

/s/ Carleton A. Holstrom

Carleton A. Holstrom	Director	March 26, 2004

/s/ Rodman W. Moorhead, III

Rodman W. Moorhead, III	Director	March 26, 2004

/s/ Ajit Dalvi

Ajit Dalvi	Director	March 26, 2004

/s/ Dr. Joseph Martin

Dr. Joseph Martin	Director	March 26, 2004

/s/ Edward Vermont Blanchard, Jr.

Edward Vermont Blanchard, Jr.	Director	March 26, 2004

INDEX TO EXHIBITS

Exhibit No.	Description of Document

3.3(1)	Restated Certificate of Incorporation.

3.4 (20)	Amended and Restated Bylaws.

4.1(1)	Reference is made to Exhibits 3.3 and 3.4.

4.2(2)	Amended and Restated Registration Rights Agreement, dated as of December 31, 1998.

4.3(1)	Specimen Stock Certificate.

4.4(3)

Amendment No. 1 by and among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., effective as of March 9, 2001 to Amended and Restated Registration Rights Agreement entered into as of December 30, 1998

4.5(9)

Amendment No. 2 By and Among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., Effective as of November 30, 2001 to Amended and Restated Registration Rights Agreement Entered Into as of December 30, 1998

10.1(1)*	Form of Indemnity Agreement with each of our directors and executive officers.

10.2(14)*	1999 Equity Incentive Plan, as amended.

10.3(14)*	Forms of Stock Option Grant Notice, Stock Option Agreement and Stock Award Agreement under the Incentive Plan.

10.4(14)*	1999 Non-Employee Directors’ Stock Option Plan, as amended.

10.5(14)*	Forms of Nonstatutory Stock Option Agreements under the Non-Employee Directors’ Stock Option Plan

10.6(14)*	1999 Employee Stock Purchase Plan, as amended.

10.8(14)*	Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan.

10.9 (21)	Loan and Security Agreement dated as of January 15, 2004 by and between Scientific Learning Corporation and Comerica Bank

10.10 (21)	Reimbursement and Security Agreement dated as of January 15, 2004 by and between Scientific Learning Corporation and WPV, Inc.

10.11 (21)	Intercreditor Agreement dated as of January 15, 2004 by and between Comerica Bank and WPV, Inc

10.13(1)†	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California.

10.14 (22)	Amendment No. 3 to Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California, amending the agreement filed as Exhibit 10.13.

10.15(1)	Securities Purchase Agreement, dated September 24, 1996, with Warburg, Pincus Ventures, L.P.

10.16 (23)	Lease, dated as of October 1, 2003, with Rotunda Partners II

10.17 (24)	Lease Termination Agreement, dated as of October 1, 2003, with Rotunda Partners II

10.18(4)	Revolving Loan Agreement dated as of March 9, 2001 by and between Scientific Learning Corporation and Fleet National Bank

10.19(5)	Agreement to Issue Warrant and Grant of Security Interest dated as of March 9, 2001 by and between Scientific Learning Corporation and WPV, Inc.

10.20(6)	Warrant to Purchase 1,375,000 Shares of Common Stock of Scientific Learning Corporation

10.21(7)*	Loan agreements, promissory notes and pledge agreements with each of Sheryle Bolton, Frank Mattson, Steve Miller, and James Mills

10.22(8)	Stock Purchase Agreement dated November 9, 2001 between Scientific Learning Corporation and Warburg Pincus Ventures, L.P.

10.23(10)*	Letter Agreement dated March 12, 2002 between the Company and Sheryle Bolton.

10.24(10)	First Amendment Agreement, dated March 26, 2002, between the Company and Fleet National Bank amending the agreement filed as Exhibit 10.18.

10.25(10)*	2002 Management Incentive Plan.

10.26(11)*	Employment Agreement dated as of May 31, 2002 by and between Scientific Learning Corporation and Robert C. Bowen

10.27(12)*	2002 CEO Option Plan

10.29(13)*	Milestone Equity Incentive Plan

10.30(13)*	2003 Management Incentive Plan

10.31 (15)

Second Amendment Agreement dated as of September 24, 2003, by and between Scientific Learning Corporation and Fleet National Bank, amending the agreement filed as Exhibit 10.18, which was previously amended by the First Amendment Agreement filed as Exhibit 10.24.

10.32(16)	Technology Transfer Agreement dated as of September 30, 2003 by and between the Company and Neuroscience Solutions Corporation (“NSC”).

10.33(17)	SLC License Agreement dated as of September 30, 2003 by and between the Company and NSC.

10.34(18)	NSC License Agreement dated as of September 30, 2003 by and between NSC and the Company.

10.35(19)	Services Agreement dated as of September 30, 2003 by and between the Company and NSC.

23.1	Consent of Ernst & Young, LLP, Independent Auditors

31.1	Certification of Chief Executive Officer (Section 302)

31.2	Certification of Chief Financial Officer (Section 302)

32.1	Certification of Chief Executive Officer (Section 906)

32.2	Certification of Chief Financial Officer (Section 906)

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-77133).

(2)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 1999 (SEC File No. 000-24547).

(3)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(4)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(5)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(6)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(7)	Incorporated by reference to Exhibit 10.20 previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 000-24547).

(8)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-24547).

(9)	Incorporated by reference to Exhibit 4.4 previously filed with the Company’s Form 8-K on December 7, 2001 (SEC File No. 000-24547).

(10)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2001 (SEC File No. 000-24547).

(11)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).

(12)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).

(13)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2002 (SEC File No. 000-24547).

(14)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2003 (SEC File No. 000-24547).

(15)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on October 3, 2003 (SEC File No. 000-24547).

(16)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).

(17)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).

(18)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).

(19)	Incorporated by reference to Exhibit 99.4 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).

(20)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).

(21)	Incorporated by reference to Exhibits previously filed with the Company’s Form 8-K on February 5, 2004 (SEC File No. 000-24547).

(22)	Incorporated by reference to Exhibit 10.36 previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).

(23)	Incorporated by reference to Exhibit 10.37 previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).

(24)	Incorporated by reference to Exhibit 10.38 previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).

† Certain portions of this exhibit have been omitted based upon confidential treatment granted by the Securities and Exchange Commission for portions of the referenced exhibit.

*Management contract or compensatory plan or arrangement.