Form 10-Q
period 2004-03-31
SCIENTIFIC LEARNING CORP
filed 2004-05-14
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

OR

|_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File number # 000-24547

Scientific Learning Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-3234458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Frank H. Ogawa Plaza, Suite 600 Oakland, California 94612 (510) 444-3500 (Address of Registrants principal executive offices, including zip code, and telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|     No |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_|      No |X|

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding at April 30, 2004 was 16,159,747

SCIENTIFIC LEARNING CORPORATION INDEX TO FORM 10-Q FOR THE QUARTER ENDED March 31, 2004

PART I. FINANCIAL INFORMATION Item 1. Financial Statements

SCIENTIFIC LEARNING CORPORATION CONDENSED BALANCE SHEETS (In thousands)

	March 31, 2004	December 31, 2003

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,089	$3,648
Accounts receivable, net	4,494	5,117
Prepaid expenses and other current assets	1,191	1,134

Total current assets	8,774	9,899

Property and equipment, net	572	537
Notes receivable from current and former officers	3,114	3,114
Other assets	1,971	2,004

Total assets	$14,431	$15,554

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$456	$481
Accrued liabilities	2,930	3,832
Borrowings under bank line of credit	2,600	—
Deferred revenue	13,353	16,233

Total current liabilities	19,339	20,546

Deferred revenue, long-term	1,409	1,289
Other liabilities	295	285

Total liabilities	21,043	22,120

Stockholders’ deficit:
Common stock	74,577	74,460
Accumulated deficit	(81,189)	(81,026)

Total stockholders’ deficit	(6,612)	(6,566)

Total liabilities and stockholders’ deficit	$14,431	$15,554

See accompanying notes to condensed financial statements.

SCIENTIFIC LEARNING CORPORATION CONDENSED STATEMENT OF OPERATIONS (In thousands, except share and per share amounts) unaudited

	Three months ended March 31,
	2004	2003

Revenues:

Products	$5,313	$5,331
Service and support	1,828	1,046

Total revenues	7,141	6,377

Cost of revenues:

Cost of products	322	454
Cost of services and support	1,219	929

Total cost of sales	1,541	1,383

Gross profit	5,600	4,994

Operating expenses:

Sales and marketing	3,823	3,273
Research and development	885	909
General and administrative	1,011	1,112

Total operating expenses	5,719	5,294

Operating loss	(119)	(300)

Other income from related party	35	—
Interest expense, net	(79)	(310)

Net loss	$(163)	$(610)

Basic and diluted net loss per share	$(0.01)	$(0.04)

Shares used in computing basic and diluted
net loss per share	16,153,843	15,879,655

See accompanying notes to condensed financial statements.

SCIENTIFIC LEARNING CORPORATION CONDENSED STATEMENTS OF CASH FLOWS (In thousands) unaudited

	Three months ended March 31,
	2004	2003

Operating Activities:
Net loss	$(163)	$(610)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	180	316
Amortization of deferred financing costs	99	304
Stock based compensation	96	7
Changes in operating assets and liabilities:
Accounts receivable	623	1,511
Prepaid expenses and other current assets	(156)	49
Accounts payable	(25)	217
Accrued liabilities	(903)	(1,200)
Deferred revenue	(2,760)	(2,917)
Other liabilities	10	64

Net cash used in operating activities	(2,999)	(2,259)

Investing Activities:
Purchases of property and equipment, net	(143)	(23)
Other non-current assets	(38)	(38)

Net cash used in investing activities	(181)	(61)

Financing Activities:
Proceeds from issuance of common stock	21	—
Borrowings under bank line of credit	2,600	1,300
Repayments on borrowings under bank line of credit	—	—

Net cash provided by financing activities	2,621	1,300

Decrease in cash and cash equivalents	(559)	(1,020)

Cash and cash equivalents at beginning of the period	3,648	4,613

Cash and cash equivalents at end of the period	$3,089	$3,593

Supplemental disclosure:
Interest Paid	$1	$42

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

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent that there are material differences between these estimates and actual results, our financial statements could be affected.

Interim Financial Information

The interim financial information as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 is unaudited, but includes all normal recurring adjustments that the Company considers necessary for a fair presentation of its financial position at such date and its results of operations and cash flows for those periods.

These condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

Other Assets

Other assets consist of the following (in thousands):

	March 31, 2004	December 31, 2003

Software development costs	$3,089	$3,089
Less accumulated amortization	(2,450)	(2,379)

Software development costs, net	639	710
Other non current assets	1,332	1,294

	$1,971	$2,004

Notes to Condensed Financial Statements

1.  Summary of Significant Accounting Policies (continued)

Accrued restructuring costs

In October 2003 the Company entered into an agreement with its landlord to terminate the lease for its Oakland headquarters and commence a new lease agreement for a reduced amount of space in the same building. This reduction in space is expected to decrease total lease payments by approximately $6.5 million (net of lease termination fees described below) through 2008. Under these agreements the Company paid an increased security deposit of $550,000 and lease termination fees totaling $930,000 through March 31, 2004. The balance of the lease termination fee, $1.3 million, will be paid in equal monthly installments through December 31, 2004. The term of the new lease agreement expires December 31, 2013.

The following table sets forth the restructuring activity during the quarter ended March 31, 2004
(in thousands):

	Accrued restructuring costs, beginning of the period	Cash paid	Accrued restructuring costs, end of the period

Lease obligations	$1,773	(445)	$1,328

Net Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic net loss per share has been computed using the weighted-average number of shares outstanding during the period and excludes any dilutive effects of stock options and warrants. Potentially dilutive securities have been excluded from the computation of diluted net loss per share, as their inclusion would be antidilutive.

If the Company had reported net income, the calculation of diluted earnings per share would have included approximately an additional 1,254,884 and 454,000 common equivalent shares (computed using the treasury stock method) related to the outstanding options and warrants for the quarter ended March 31, 2004 and 2003, respectively.

Stock-Based Compensation

The Company has elected to use the intrinsic value method in accounting for its employee stock options because the alternative, fair value accounting requires the use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

The Company’s net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	March 31,
	2004	2003

Net loss, as reported	$(163)	$(610)
Add: Stock-based employee compensation expense
included in the determination of net loss, as
reported	—	—
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards	(321)	(358)

Net loss, proforma	$(484)	$(968)

Basic and diluted net loss per share, as reported	$(0.01)	$(0.04)

Basic and diluted net loss per share, pro forma	$(0.03)	$(0.06)

The fair value of the options was estimated using the following assumptions: a risk free interest rate of 3%, no dividend yield, a volatility factor of 85% and a weighted average expected life of the options of five years.

The pro forma impact of options on the net loss for the three months ended March 31, 2004 and 2003 is not representative of the effects on net loss for future periods, as future years will include the effects of additional periods of stock option grants.

2.  Comprehensive Loss

The Company has no items of other comprehensive loss, and accordingly the comprehensive loss is equal to the net loss for all periods reported.

3.  Guarantees

The Company generally provides a warranty for its software products to its customers and accounts for its warranties under the FASB’s Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (FAS No.5) under which estimated losses are recorded if it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty periods can vary from customer to customer but our standard warranty period is 90 days. In the event there is a failure of the product in breach of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product. The Company did not provide for a warranty accrual as of March 31, 2004. To date, the Company’s product warranty expense has not been significant.

4.  Related Party Transaction

In September 2003 the Company entered into an agreement with Neuroscience Solutions Corporation (“NSC”) to provide NSC with exclusive rights in the healthcare field to certain intellectual property, patents and software owned or licensed by the Company, along with transfer of certain healthcare research projects. A co-founder, substantial shareholder, and member of the Board of Directors of the Company is a co-founder, officer, director and substantial shareholder of NSC.

For the three months ended March 31, 2004 the Company recognized $35,000 in other income for service provided to NSC and royalties for product licenses.

Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Overview

We develop and distribute the Fast ForWord® family of reading intervention software. Our innovative products apply advances in neuroscience and cognitive research to build the fundamental cognitive skills required to read and learn. Extensive outcomes research by independent researchers, our founding scientists, and our company demonstrates that the Fast ForWord products help students attain rapid, lasting gains in the skills critical for reading. To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support. Our primary market is K-12 schools in the United States, to which we sell using a direct sales force. For the three months ended March 31, 2004, K-12 schools accounted for 91% of our booked sales. By the end of March 2004, approximately 2,300 schools had purchased at least $10,000 of our Fast ForWord product licenses and services, and over350,000 individuals had enrolled in one of our products. As of March 31, 2004, we had 132 full-time employees, compared to 126 at March 31, 2003.

Business Highlights

For the quarter ended March 31, 2004 our revenue grew 12% compared to the same period in 2003. Our service and support revenue increased 75%. Product revenues, which comprise 74% of total revenue, were approximately equal to the first quarter of 2003 as a result of slow sales in the quarter ended December 31, 2003 and a shift in sales mix towards a greater proportion of services and support. Because we believe that services are critical to effective product implementation, we have had a major initiative to increase the amount of services we sell to customers, and we have an increasing number of customers who renew their support agreements. We expect service and support revenue to continue to grow more rapidly than product revenue during the remainder of 2004.

For the three months ended March 31, 2004 our total booked sales increased by 27% over same period in 2003, and K-12 booked sales increased 28%. (For more explanation on booked sales, see Revenue, below). First quarter 2004 booked sales were ahead of expectations. Historically, the first quarter has been our smallest sales quarter of the year.

At March 31, 2004, our debt was $2.6 million compared to $6.3 million at March 31, 2003 and no debt at December 31, 2003. Due to the seasonality of our sales and working capital requirements, we typically use cash during the first quarter.

Results of Operations

Revenues

	Three months ended March 31

(dollars in thousands)	2004	Change	2003

Products	$5,313	0%	$5,331
Service and support	1,828	75%	1,046

Total revenues	$7,141	12%	$6,377

Revenues: The growth in revenues for the three months ended March 31, 2004 was attributable to 75% increase in services and support. Product revenues were approximately equal to product revenue in the same period in 2003, largely the result of slow fourth quarter 2003 sales and a shift in our sales mix towards more services and support. Service and support revenues increased primarily due to increased delivery of on-site services. Service and support revenue also grew as a result of the increase in the number of schools on support contracts.

Booked sales and selling activity: Because a significant portion of our software, services and support revenue is recognized in periods after the invoice date, management uses booked sales to evaluate current selling activity. Booked sales is a non-GAAP financial measure that we believe is useful for investors as well as management as a measure of current demand for our products and services. Booked sales equals the total value (net of allowances) of software, services and support invoiced in the period. We record booked sales and deferred revenue when all of the requirements for revenue recognition have been met, other than the requirement that the revenue for software licenses and services has been earned. We use booked sales information for resource allocation, planning, compensation and other management purposes. However, booked sales should not be considered in isolation from, and is not intended to represent a substitute measure of revenues or any other performance measure calculated under GAAP.

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the quarters ended March 31, 2004 and 2003.

	Quarter ended March 31,
(dollars in thousands)	2004	Change	2,003

Booked sales	$4,381	27%	$3,461
Less revenue	7,141	12%	6,377

Net increase/(decrease) in deferred revenue	(2,760)		(2,916)
Current and long-term deferred revenue beginning of the period	17,522		15,584

Current and long-term deferred revenue end of the period	$14,762	17%	$12,668

Booked sales in the K-12 sector, which accounted for 91% of booked sales in the first quarter of 2004, grew 28% to $4.0 million, compared to $3.1 million in the same period in 2003, primarily due to the growth in service and support sales.

Booked sales to non-school customers, primarily private practice clinicians, improved by 15% to $376,000 in the first quarter of 2004, compared to $326,000 in 2003. Our focus continues to be on K-12 sales; sales to non-school customers have declined over the past several years.

In 2004, we plan to continue to concentrate our sales effort on large multiple-site opportunities in the K-12 market. We believe large sales are an important indicator of mainstream education industry acceptance and an important factor in continuing to increase the productivity of our sales force. During the first quarter of 2004, we closed four transactions which had a contract value in excess of $100,000 compared to three during the same period in 2003.

We believe that our new update to the Gateway Edition has resolved most of the technical issues we experienced in the second half of 2003. Although federal, state and local budget pressures make for an uncertain funding environment for our customers, we believe that we are positioned to achieve continued growth in the K-12 market during 2004. We expect that the sales of services will continue to grow as a percent of total sales on a year-over-year basis.

Unpredictability :  To achieve our sales growth objectives will depend on increasing mainstream customer acceptance of our products, which requires us to continue to focus on improving our products’ ease of use, their fit with school requirements, and our connection with classroom teachers and administrators. Our sales force numbers are limited, which requires us to achieve increased sales productivity levels, in a K-12 market that is still negatively impacted by tight state and local funding. For a discussion of some of the other important factors that affect our results, see “Factors that May Affect Results of Operations or Stock Price.”  In addition, the revenue recognized from our sales can be unpredictable. Our various license and service packages have substantially differing revenue recognition periods, and it is often difficult to predict which license package a customer will purchase, even when the amount and timing of a sale can be reasonably projected. See “Management’s Discussion and Analysis – Application of Critical Accounting Policies” for a discussion of our revenue recognition policy. In addition, the timing of a single large order or its implementation can significantly impact the level of sales and revenue at any given time. Booked sales tend to be seasonal in nature and the first quarter booked sales typically are the lowest of the year.

Gross Profit and Cost of Revenues

	Quarter Ended March 31,

	2004		2003

(dollars in thousands)	$ Profit	Margin %	$ Profit	Margin %

Gross profit on products	$4,991	94%	$4,877	91%
Gross profit on services and support	$609	33%	$117	11%

Total gross profit	$5,600	78%	$4,994	78%

The overall gross profit margin was unchanged for the three months ended March 31, 2004 compared to the same period in 2003, as improved margins in both products and services and support were offset by revenue mix changes. Margin improvement in services and support was the result of improved operating leverage, as revenue growth provided better fixed cost coverage. In the first quarter of 2004 our mix was 74% product and 26% service and support compared to 84% product and 16% service and support in the same period in 2003. We also incurred higher than planned costs in the first quarter of 2004 for a field trial of our updated version of Gateway Edition and to support customers with technical issues.

Operating Expenses

	Quarter ended March 31,

(dollars in thousands)	2004	Change	2003

Sales and marketing	$3,823	17%	$3,273
Research and development	885	-3%	909
General and administrative	1,011	-9%	1,112

Total operating expenses	$5,719	8%	$5,294

Sales and Marketing Expenses:  For the first quarter of 2004, our sales and marketing expenses increased due to additional staff, use of consultants, temporary staff, and marketing expenses. At March 31, 2004, we had 27 quota-bearing sales personnel selling to public schools. During 2004, we expect to increase our investment in sales and marketing as we focus on increasing sales in the K-12 market and adding additional sales people.

Research and Development Expenses: Research and development expenses decreased slightly in the quarter ended March 31, 2004 compared to the same period in 2003. Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs. We expect research and development expenses to increase on a year-over-year basis for the balance of 2004.

General and Administrative Expenses:  General and administrative expenses decreased in this quarter compared to the same quarter in 2003 and we anticipate that they will continue to decrease in 2004 as a percentage of revenues. They are expected to increase slightly on a dollar basis to support growth in sales.

Other Income from Related Party

                In September 2003, we signed an agreement with Neuroscience Solutions Corporation (“NSC”), transferring technology to NSC for use in the health field. The transaction includes a license of the patents we own, a sublicense of the patents we license from others, the license of certain software we developed, and the transfer of assets related to certain research projects. During the first quarter of 2004 we recorded $12,500 in royalties and $22,500 for services provided to NSC. Amounts received to date and any future receipts are being reported as other income as we do not consider the sale of these rights to be part of recurring operations.

Interest Expense, net

	Quarter Ended March 31,

(dollars in thousands)	2004	Change	2003

Interest income/(expense), net	($ 79)	-75%	($ 310)

Interest expense, net decreased for the three months ended March 31, 2004 compared to the same period in 2003 primarily because of lower amortization of deferred financing and lower borrowing in 2004 compared to 2003. The amortization of deferred financing charges was $99,000 in the first quarter of 2004 compared to $304,000 in the same period of 2003.

Provision for Income Taxes

To date, we have recorded no provision for income taxes as we have incurred a net loss for tax purposes.

Liquidity and Capital Resources

Our cash and cash equivalents were $3.1 million at March 31, 2004, compared to $3.6 million at December 31, 2003. We expect that our cash flow from operations and our current cash balances will be the primary source of the funds for our operations and capital expenditures during 2004. Accomplishing this, however, will require us to meet specific sales targets in the K-12 market. We cannot assure you that we will meet our targets with respect to sales, revenues, expenses or operating results. Because of the seasonality of our sales and working capital requirements, we may have negative cash flow in some quarters, particularly the first quarter, and may borrow under our line of credit from time to time. We drew $2.6 million on our credit facility in the first quarter of 2004.

Net cash used by operating activities in the first quarter of 2004 was $3.0 million, including payment of previously expensed restructuring charges of $445,000. For the same period in 2003, cash used by operating activities was $2.3 million, including $548,000 of previously expensed restructuring charges.

Net cash used in investing activities for the three months ended March 31, 2004 was $181,000, consisting primarily of an increase in purchases of computer hardware and software. Our level of capital expenditures was low in the comparable period in 2003, which was approximately $61,000. In 2004, we expect that our capital spending will be modestly higher than in 2003 as we continue to upgrade computer equipment and purchase new software.

For the three months ended March 31, 2004 we funded operating and investing activities by borrowing $2.6 million on our bank line of credit. This compared to $1.3 million in bank borrowing for the same period in 2003.

We have a line of credit with Comerica Bank totaling $7.0 million through July 22, 2004; after that date, the maximum that can be borrowed under the agreement is $5.0 million for the remainder of the term. The line expires on January 14, 2005. The facility is partially secured by a letter of credit provided by WPV, Inc., an affiliate of Warburg, Pincus Ventures, our largest stockholder. The letter of credit is for $4.0 million through May 30, 2004 and $3.0 million from May 31, 2004 to July 30, 2004. The non–guaranteed portion of the line is subject to limitations based on our accounts receivable balance. Borrowings under the line are subject to various covenants, which may limit our financial and operating flexibility.

After 2004, we expect that cash flow from operations will continue to be our primary source of funds for the next several years. Again, this will require us to meet certain sales and expense levels. If the Company is unable to achieve sufficient cash flow from operations, the Company may seek other sources of debt or equity financing, or may be required to reduce expenses. Reducing the Company’s expenses could adversely affect operations by reducing the resources available for sales, marketing, research or product development. We cannot assure you that we will be able to secure additional debt or equity financing on acceptable terms.

Contractual Obligations and Commitments

We have a non-cancelable lease agreement for our corporate office facilities. The minimum lease payment is approximately $78,000 per month through 2008. After 2008 the base lease payment increases at a compound annual rate of approximately 5%. The lease terminates in December 2013.

The following table summarizes our outstanding borrowings and contractual obligations at March 31, 2004 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

(dollars in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	Thereafter(1)

Lease termination agreement	1,320	1,320	—	—	—
Borrowing under bank line of credit	2,600	2,600	—	—	—
Non-cancelable operating leases	9,871	940	1,880	1,891	5,160
Minimum royalty payments	1,500	150	300	300	750

Total	$15,291	$5,010	$2,180	$2,191	$5,910

1.	Non-cancelable operating leases expires December 31, 2013. Minimum royalty payments expire in 2014.

Our purchase order commitments at March 31, 2004 are not material.

Loans to Current and Former Officers

In March 2001 we made full recourse loans to certain of our officers, in amounts totaling $3.1 million. The total receivable including accrued interest at March 31, 2004 and 2003 was $3.6 million and $3.4 million, respectively. Accrued interest of $457,000 and $304,000 for the years ended March 31, 2004 and 2003 respectively was included in Other Assets on the Balance Sheet. In 2002 some of these officers left our Company. The Notes are full recourse loans secured by shares of our Common Stock owned by the current and former officers. The loans bear interest at 4.94%. Principal and interest are due December 31, 2005.

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

We believe that the estimates, assumptions and judgments pertaining to revenue recognition, allowance for doubtful accounts, software development costs and long-lived assets are the most critical assumptions to understand in order to evaluate our reported financial results. A detailed discussion of our use of estimates, assumptions and judgments as they relate to these polices is presented below. We have discussed the application of these critical accounting policies with the Audit Committee of the Board of Directors.

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

Our revenue recognition policy is also based on the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (SAB 104), which requires companies that provide an ongoing service to recognize revenue over the term of the services agreement.

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

The value of software licenses, services and support invoiced during a particular period is recorded as deferred revenue until recognized. Typically 20%-30% of software licenses, services and support invoiced in a particular quarter have been recognized as revenue during that period. This proportion varies with our product mix and is affected by the particular season. For example, we typically provide a significant portion of the implementation services invoiced in the third quarter during that quarter as schools begin their year, while a lesser proportion of services invoiced are usually recognized in the second quarter, when many schools close for the summer. Because we recognize the majority of our software license, service and support revenues over various terms as described above, at quarter end 75% – 80% of our account receivable balance is included in deferred revenue.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses due to the inability of customers to make payments. These estimates are based on historical experience. In 2001 and early 2002 our experience was that bad debt expense was about 2% of revenue. In the later half of 2002 and 2003 our bad debt experience improved significantly to less than 1% of revenue and in 2003 we adjusted our bad debt allowance to reflect the improvement in our experience. To the extent experience requires it, we may in the future again adjust this reserve. Cancellations and refunds are allowed in limited circumstances, and such amounts have not been significant.

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

On an ongoing basis, we evaluate the net realizable value of the capitalized software development cost by estimating the future revenue to be generated from the product and compare this estimate to the unamortized cost of the product. At March 31, 2004 future revenues from sale of products for which development costs remain on the balance sheet are anticipated to exceed the $639,000 of unamortized development costs.

Impairment of Long-Lived Assets

We regularly review the carrying value of, capitalized software development costs and property and equipment. We continually make estimates regarding the probability of future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS OR STOCK PRICE

Our results are impacted by a variety of factors, many of which are beyond our control. The following factors, as well as other information discussed in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2003, (under the headings “Business – Factors that May Affect our Results or Stock Price” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and other documents filed with the Securities and Exchange Commission should be carefully considered in evaluating our results and our business.

The extent to which mainstream educational purchasers will broadly accept our products is unproven.

•	Our products are novel to many educators, and have many attributes that are not common to educational software. K-12 educational practices are slow to change, and it can be difficult to convince educators of the value of a substantially different approach.

•	Implementing our products in schools requires a substantial amount of time in a limited school day. Our new protocols have significantly reduced the daily time required to use our program, significantly decreasing one of the most critical challenges in broadly implementing our products. However, implementing the products still requires a substantial time commitment, which can be difficult for schools.

•	We have not yet widely demonstrated implementation models that are scalable, acceptable to educators and profitable, while remaining highly effective in improving student achievement.

•	We need to continue and expand our demonstration to educators that our products significantly improve student achievement. Unless our products are implemented well and used in accordance with one of our protocols, they may not achieve the desired student achievement results.

The availability of government funding for public school reading intervention purchases, and for our products in particular, is uncertain.

•	We believe that the funding for a substantial portion of our K-12 sales comes from federal funding, so continuing to qualify for major sources of federal funding is critical to our sales success. The current federal budget deficit may impact the availability of federal education funding.

•	The general availability of funding for public schools fluctuates from time to time, and state and local funding has been negatively affected by reduced levels of tax revenues due to the economic slowdown. During 2002 and 2003, the education technology industry generally experienced soft sales, typically attributed to tight funding. State and local education funding is expected to continue to be tight during 2004. However, if the economy continues to grow stronger, more funding may be available in 2005.

Our business experiences seasonal fluctuations and a long sales cycle.

•	Public school calendars and budget cycles have caused, and we expect them to continue to cause, substantial quarterly fluctuations in sales and revenues. Like other companies in the instructional market, our sales to K-12 schools are typically particularly slow in the first quarter.

•	Demand for our products through private clinicians tends to be lower during the school year than in the summer, because our products’ intensive nature can be more conducive to use during school vacation.

•	In K-12 schools, the cost of some of our license packages requires multiple levels of approval in a political environment, which results in a time-consuming sales cycle that is difficult to predict. When a district decides to finance its license purchases, the time required to obtain these approvals can be extended even further.

We may experience difficulties in launching new products efficiently, on schedule and without significant technical issues.

•	We are developing additional products in our Fast ForWord to Reading series as part of our strategy to reach mainstream reading intervention customers. Unexpected challenges could make these development projects longer or more expensive.

•	New technology products usually contain bugs that were not discovered in the testing process and tend to be more challenging to implement when they are first introduced, especially in the diverse and challenging K-12 technology environment. During the second quarter of 2003, we launched the new Gateway Edition of our major products. Although our customers received the added features and benefits of the Gateway Edition enthusiastically, we encountered technical issues with the new release that required significant time from our sales and service teams. This led to additional service and support costs, and slowed the purchasing decisions for a number of transactions, resulting in lower than expected fourth quarter sales and higher than planned service costs in the first quarter of 2004.

•	Introduction of new products can slow sales as customers take additional time to evaluate the new offering or wait until the new offering has been available for some period before purchasing.

The factors discussed above could materially and adversely affect our business, results of operations, financial condition and the trading price of our stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the rate of interest we will pay on our new revolving credit facility with Comerica Bank. Interest rates on loans extended under that facility are at the bank’s prime rate plus 0.5%. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at March 31, 2004 would not have a material affect on our results of operations.

Item 4. Controls and Procedures

Based on the evaluation, required under Rule 13a-15(b) of the Exchange Act, conducted by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004.

During the quarter ended March 31, 2004, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Document

3.3 (1)	Restated Certificate of Incorporation.
3.4 (20)	Amended and Restated Bylaws.
4.1 (1)	Reference is made to Exhibits 3.3 and 3.4.
4.2 (2)	Amended and Restated Registration Rights Agreement, dated as of December 31, 1998.
4.3 (1)	Specimen Stock Certificate.
4.4 (3)	Amendment No. 1 by and among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., effective as of March 9, 2001 to Amended and Restated Registration Rights Agreement entered into as of December 30, 1998
4.5(9)	Amendment No. 2 By and Among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., Effective as of November 30, 2001 to Amended and Restated Registration Rights Agreement Entered Into as of December 30, 1998
10.1 (1)*	Form of Indemnity Agreement with each of our directors and executive officers.
10.2*	1999 Equity Incentive Plan, as amended.
10.3 (14)*	Forms of Stock Option Grant Notice, Stock Option Agreement and Stock Award Agreement under the Incentive Plan.
10.4 (14)*	1999 Non-Employee Directors’ Stock Option Plan, as amended.
10.5 (14)*	Forms of Nonstatutory Stock Option Agreements under the Non-Employee Directors’ Stock Option Plan
10.6 (14)*	1999 Employee Stock Purchase Plan, as amended.
10.8 (14)*	Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan.
10.9 (21)	Loan and Security Agreement dated as of January 15, 2004 by and between Scientific Learning Corporation and Comerica Bank
10.10 (21)	Reimbursement and Security Agreement dated as of January 15, 2004 by and between Scientific Learning Corporation and WPV, Inc.
10.11 (21)	Intercreditor Agreement dated as of January 15, 2004 by and between Comerica Bank and WPV, Inc
10.13 (1)†	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California.
10.14 (22)	Amendment No. 3 to Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California, amending the agreement filed as Exhibit 10.13.
10.15 (1)	Securities Purchase Agreement, dated September 24, 1996, with Warburg, Pincus Ventures, L.P.
10.16 (23)	Lease, dated as of October 1, 2003, with Rotunda Partners II
10.17 (24)	Lease Termination Agreement, dated as of October 1, 2003, with Rotunda Partners II
10.18 (4)	Revolving Loan Agreement dated as of March 9, 2001 by and between Scientific Learning Corporation and Fleet National Bank

10.19 (5)	Agreement to Issue Warrant and Grant of Security Interest dated as of March 9, 2001 by and between Scientific Learning Corporation and WPV, Inc.
10.20 (6)	Warrant to Purchase 1,375,000 Shares of Common Stock of Scientific Learning Corporation
10.21(7)*	Loan agreements, promissory notes and pledge agreements with each of Sheryle Bolton, Frank Mattson, Steve Miller, and James Mills
10.22(8)	Stock Purchase Agreement dated November 9, 2001 between Scientific Learning Corporation and Warburg Pincus Ventures, L.P.
10.23 (10)*	Letter Agreement dated March 12, 2002 between the Company and Sheryle Bolton.
10.24 (10)	First Amendment Agreement, dated March 26, 2002, between the Company and Fleet National Bank amending the agreement filed as Exhibit 10.18.
10.25 (10)*	2002 Management Incentive Plan.
10.26 (11)*	Employment Agreement dated as of May 31, 2002 by and between Scientific Learning Corporation and Robert C. Bowen
10.27 (12)*	2002 CEO Option Plan
10.28*	Letter Agreement dated January 2004 by and between Scientific Learning Corporation and Robert C. Bowen amending the Employment Agreement listed as Exhibit 10.26
10.29*	Milestone Equity Incentive Plan
10.30 (13)*	2003 Management Incentive Plan
10.31 (15)	Second Amendment Agreement dated as of September 24, 2003, by and between Scientific Learning Corporation and Fleet National Bank, amending the agreement filed as Exhibit 10.18, which was previously amended by the First Amendment Agreement filed as Exhibit 10.24.
10.32 (16)	Technology Transfer Agreement dated as of September 30, 2003 by and between the Company and Neuroscience Solutions Corporation (“NSC”).
10.33 (17)	SLC License Agreement dated as of September 30, 2003 by and between the Company and NSC.
10.34 (18)	NSC License Agreement dated as of September 30, 2003 by and between NSC and the Company.
10.35 (19)	Services Agreement dated as of September 30, 2003 by and between the Company and NSC.
10.36*	2004 Management Incentive Plan
31.1	Certification of Chief Executive Officer (Section 302)
31.2	Certification of Chief Financial Officer (Section 302)
32.1	Certification of Chief Executive Officer (Section 906)
32.2	Certification of Chief Financial Officer (Section 906)

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-77133).
(2)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 1999 (SEC File No. 000-24547).
(3)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).
(4)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).
(5)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).
(6)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(7)	Incorporated by reference to Exhibit 10.20 previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 000-24547).
(8)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-24547).
(9)	Incorporated by reference to Exhibit 4.4 previously filed with the Company’s Form 8-K on December 7, 2001 (SEC File No. 000-24547).
(10)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2001 (SEC File No. 000-24547).
(11)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).
(12)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).
(13)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2002 (SEC File No. 000-24547).
(14)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2003 (SEC File No. 000-24547).
(15)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on October 3, 2003 (SEC File No. 000-24547).
(16)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).
(17)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).
(18)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).
(19)	Incorporated by reference to Exhibit 99.4 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).
(20)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).
(21)	Incorporated by reference to Exhibits previously filed with the Company’s Form 8-K on February 5, 2004 (SEC File No. 000-24547).
(22)	Incorporated by reference to Exhibit 10.36 previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).
(23)	Incorporated by reference to Exhibit 10.37 previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).
(24)	Incorporated by reference to Exhibit 10.38 previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).

_____________
† Certain portions of this exhibit have been omitted based upon confidential treatment granted by the Securities and Exchange Commission for portions of the referenced exhibit.

* Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K.

i.	On February 5, 2004, the Company filed a Report on Form 8-K announcing the closing under its new credit agreement with Comerica Bank.

ii.	On February 17, 2004, the Company filed a Report on Form 8-K furnishing its press release announcing its financial results for the year ended December 31, 2003 and the transcript of its conference call discussing those earnings

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2004

SCIENTIFIC LEARNING CORPORATION
(Registrant)

/s/ Jane A. Freeman
—————————————————
Jane A. Freeman Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description of Document

3.3 (1)	Restated Certificate of Incorporation.
3.4 (20)	Amended and Restated Bylaws.
4.1 (1)	Reference is made to Exhibits 3.3 and 3.4.
4.2 (2)	Amended and Restated Registration Rights Agreement, dated as of December 31, 1998.
4.3 (1)	Specimen Stock Certificate.
4.4 (3)	Amendment No. 1 by and among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., effective as of March 9, 2001 to Amended and Restated Registration Rights Agreement entered into as of December 30, 1998
4.5(9)	Amendment No. 2 By and Among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., Effective as of November 30, 2001 to Amended and Restated Registration Rights Agreement Entered Into as of December 30, 1998
10.1 (1)*	Form of Indemnity Agreement with each of our directors and executive officers.
10.2*	1999 Equity Incentive Plan, as amended.
10.3 (14)*	Forms of Stock Option Grant Notice, Stock Option Agreement and Stock Award Agreement under the Incentive Plan.
10.4 (14)*	1999 Non-Employee Directors’ Stock Option Plan, as amended.
10.5 (14)*	Forms of Nonstatutory Stock Option Agreements under the Non-Employee Directors’ Stock Option Plan
10.6 (14)*	1999 Employee Stock Purchase Plan, as amended.
10.8 (14)*	Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan.
10.9 (21)	Loan and Security Agreement dated as of January 15, 2004 by and between Scientific Learning Corporation and Comerica Bank
10.10 (21)	Reimbursement and Security Agreement dated as of January 15, 2004 by and between Scientific Learning Corporation and WPV, Inc.
10.11 (21)	Intercreditor Agreement dated as of January 15, 2004 by and between Comerica Bank and WPV, Inc
10.13 (1)†	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California.
10.14 (22)	Amendment No. 3 to Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California, amending the agreement filed as Exhibit 10.13.
10.15 (1)	Securities Purchase Agreement, dated September 24, 1996, with Warburg, Pincus Ventures, L.P.
10.16 (23)	Lease, dated as of October 1, 2003, with Rotunda Partners II
10.17 (24)	Lease Termination Agreement, dated as of October 1, 2003, with Rotunda Partners II
10.18 (4)	Revolving Loan Agreement dated as of March 9, 2001 by and between Scientific Learning Corporation and Fleet National Bank
10.19 (5)	Agreement to Issue Warrant and Grant of Security Interest dated as of March 9, 2001 by and between Scientific Learning Corporation and WPV, Inc.
10.20 (6)	Warrant to Purchase 1,375,000 Shares of Common Stock of Scientific Learning Corporation
10.21(7)*	Loan agreements, promissory notes and pledge agreements with each of Sheryle Bolton, Frank Mattson, Steve Miller, and James Mills
10.22(8)	Stock Purchase Agreement dated November 9, 2001 between Scientific Learning Corporation and Warburg Pincus Ventures, L.P.

10.23 (10)*	Letter Agreement dated March 12, 2002 between the Company and Sheryle Bolton.
10.24 (10)	First Amendment Agreement, dated March 26, 2002, between the Company and Fleet National Bank amending the agreement filed as Exhibit 10.18.
10.25 (10)*	2002 Management Incentive Plan.
10.26 (11)*	Employment Agreement dated as of May 31, 2002 by and between Scientific Learning Corporation and Robert C. Bowen
10.27 (12)*	2002 CEO Option Plan
10.28*	Letter Agreement dated January 2004 by and between Scientific Learning Corporation and Robert C. Bowen amending the Employment Agreement listed as Exhibit 10.26
10.29*	Milestone Equity Incentive Plan
10.30 (13)*	2003 Management Incentive Plan
10.31 (15)	Second Amendment Agreement dated as of September 24, 2003, by and between Scientific Learning Corporation and Fleet National Bank, amending the agreement filed as Exhibit 10.18, which was previously amended by the First Amendment Agreement filed as Exhibit 10.24.
10.32 (16)	Technology Transfer Agreement dated as of September 30, 2003 by and between the Company and Neuroscience Solutions Corporation (“NSC”).
10.33 (17)	SLC License Agreement dated as of September 30, 2003 by and between the Company and NSC.
10.34 (18)	NSC License Agreement dated as of September 30, 2003 by and between NSC and the Company.
10.35 (19)	Services Agreement dated as of September 30, 2003 by and between the Company and NSC.
10.36*	2004 Management Incentive Plan
31.1	Certification of Chief Executive Officer (Section 302)
31.2	Certification of Chief Financial Officer (Section 302)
32.1	Certification of Chief Executive Officer (Section 906)
32.2	Certification of Chief Financial Officer (Section 906)

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-77133).
(2)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 1999 (SEC File No. 000-24547).
(3)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).
(4)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).
(5)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).
(6)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).
(7)	Incorporated by reference to Exhibit 10.20 previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 000-24547).
(8)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-24547).
(9)	Incorporated by reference to Exhibit 4.4 previously filed with the Company’s Form 8-K on December 7, 2001 (SEC File No. 000-24547).

(10)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2001 (SEC File No. 000-24547).
(11)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).
(12)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).
(13)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2002 (SEC File No. 000-24547).
(14)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2003 (SEC File No. 000-24547).
(15)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on October 3, 2003 (SEC File No. 000-24547).
(16)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).
(17)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).
(18)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).
(19)	Incorporated by reference to Exhibit 99.4 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).
(20)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).
(21)	Incorporated by reference to Exhibits previously filed with the Company’s Form 8-K on February 5, 2004 (SEC File No. 000-24547).
(22)	Incorporated by reference to Exhibit 10.36 previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).
(23)	Incorporated by reference to Exhibit 10.37 previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).
(24)	Incorporated by reference to Exhibit 10.38 previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).

_____________
† Certain portions of this exhibit have been omitted based upon confidential treatment granted by the Securities and Exchange Commission for portions of the referenced exhibit.

* Management contract or compensatory plan or arrangement.