Form 10-Q
period 2004-06-30
SCIENTIFIC LEARNING CORP
filed 2004-08-16
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

OR

|_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File number # 000-24547

Scientific Learning Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-3234458
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

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

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding at July 31, 2004 was 16,604,510.

SCIENTIFIC LEARNING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC LEARNING CORPORATION
CONDENSED BALANCE SHEETS
(In thousands)

	June 30, 2004	December 31, 2003

	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$4,438	$3,648
Accounts receivable, net	15,760	5,117
Prepaid expenses and other current assets	922	1,134

Total current assets	21,120	9,899

Property and equipment, net	685	537
Notes receivable from current and former officers	3,114	3,114
Other assets	1,939	2,004

Total assets	$26,858	$15,554

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$661	$481
Accrued liabilities	3,308	3,832
Borrowings under bank line of credit	3,000	—
Deferred revenue	22,826	16,233

Total current liabilities	29,795	20,546

Deferred revenue, long-term	2,267	1,289
Other liabilities	306	285

Total liabilities	32,368	22,120

Stockholders’ deficit:
Common stock	75,326	74,460
Accumulated deficit	(80,836)	(81,026)

Total stockholders’ deficit	(5,510)	(6,566)

Total liabilities and stockholders’ deficit	$26,858	$15,554

See accompanying notes to condensed financial statements.

SCIENTIFIC LEARNING CORPORATION
CONDENSED STATEMENT OF OPERATIONS
(In thousands, except share and per share amounts)
unaudited

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Products	$6,014	$6,217	$11,327	$11,548
Service and support	1,809	1,140	3,637	2,186

Total revenues	7,823	7,357	14,964	13,734

Cost of revenues:
Cost of products	465	674	787	1,128
Cost of service and support	1,201	837	2,420	1,766

Total cost of revenues	1,666	1,511	3,207	2,894

Gross profit	6,157	5,846	11,757	10,840

Operating expenses:
Sales and marketing	3,699	3,367	7,522	6,640
Research and development	820	935	1,705	1,844
General and administrative	1,212	1,284	2,223	2,396

Total operating expenses	5,731	5,586	11,450	10,880

Operating income (loss)	426	260	307	(40)

Other income from related party	28	—	63	—
Interest expense , net	(97)	(316)	(176)	(625)

Net income (loss) before income taxes	$357	$(56)	$194	$(665)
Provision for income taxes	4	—	4	—

Net income (loss)	$353	$(56)	$190	$(665)

Basic net income (loss) per share:	$0.02	$(0.00)	$0.01	$(0.04)

Shares used in computing basic net income (loss)	16,213,427	16,004,911	16,183,542	15,942,365

Diluted net income (loss) per share:	$0.02	$(0.00)	$0.01	$(0.04)

Shares used in computing diluted net income (loss)	17,392,637	16,004,911	17,401,778	15,942,365

See accompanying notes to condensed financial statements.

SCIENTIFIC LEARNING CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
Unaudited

	Six months ended June 30,
	2004	2003
Operating Activities:
Net income (loss)	$190	$(665)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	349	772
Amortization of deferred financing costs	199	608
Stock based compensation	103	144
Changes in operating assets and liabilities:
Accounts receivable	(10,643)	(1,653)
Prepaid expenses and other current assets	13	552
Accounts payable	180	132
Accrued liabilities	(524)	(979)
Deferred revenue	7,571	761
Other liabilities	21	105

Net cash used in operating activities	(2,541)	(223)

Investing Activities:
Purchases of property and equipment, net	(355)	(102)
Other non-current assets	(77)	(76)

Net cash used in investing activities	(432)	(178)

Financing Activities:
Proceeds from issuance of common stock	763	194
Borrowings under bank line of credit	3,000	2,000
Repayments on borrowings under bank line of credit	—	(2,000)

Net cash provided by financing activities	3,763	194

Increase (decrease) in cash and cash equivalents	790	(207)

Cash and cash equivalents at beginning of the period	3,648	4,613

Cash and cash equivalents at end of the period	$4,438	$4,406

Supplemental disclosure:
Interest Paid	$29	$84

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

Interim Financial Information

The interim financial information as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 is unaudited, but includes all normal recurring adjustments that the Company considers necessary for a fair presentation of its financial position at such date and its results of operations and cash flows for those periods.

These condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

Other Assets

Other assets consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Software development costs	$3,089	$3,089
Less accumulated amortization	(2,521)	(2,379)

Software development costs, net	568	710
Other non current assets	1,371	1,294

	$1,939	$2,004

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

Accrued restructuring costs

In October 2003 the Company entered into an agreement with its landlord to terminate the lease for its Oakland headquarters and commence a new lease agreement for a reduced amount of space in the same building. This reduction in space is expected to decrease total lease payments by approximately $6.5 million (net of lease termination fees described below) through 2008. Under these agreements the Company paid an increased security deposit of $550,000 and lease termination fees totaling $1,370,000 through June 30, 2004. The balance of the lease termination fee, $880,000 will be paid in equal monthly installments through December 31, 2004. The term of the new lease agreement expires December 31, 2013.

The following table sets forth the restructuring activity during the quarter ended June 30, 2004 (in thousands):

	Accrued restructuring costs, beginning of the period	Cash paid	Accrued restructuring costs, end of the period

Lease obligations	$1,328	(440)	$888

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

Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes valuation model, the Company’s net income (loss) and basic and diluted per share amounts would have been impacted as indicated below (in thousands, except per share amounts):

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net income (loss), as reported	$353	$(56)	$190	$(665)

Deduct: Total stock-based employee
compensation expense determined under
fair va lue based method for all awards	454	354	775	712

Net income (loss), proforma	$(101)	$(410)	$(585)	$(1,377)

Net income (loss) per share:
Basic and diluted, as reported	$0.02	$(0.00)	$0.01	$(0.04)

Basic, pro forma	$(0.01)	$(0.03)	$(0.04)	$(0.09)

Diluted, pro forma	$(0.01)	$(0.03)	$(0.03)	$(0.09)

The fair value of the options was estimated using the following assumptions: a risk free interest rate of 3%, no dividend yield, a volatility factor of 85% and a weighted average expected life of the options of five years.

The pro forma impact of options on the net income (loss) for the three and six months ended June 30, 2004 and 2003 is not representative of the effects on net income (loss) for future periods, as future years will include the effects of additional periods of stock option grants.

2. Comprehensive Loss

The Company has no items of other comprehensive income (loss), and accordingly the comprehensive income (loss) is equal to the net income (loss) for all periods reported.

3. Guarantees

The Company generally provides a warranty for its software products to its customers and accounts for its warranties under the FASB’s Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (FAS No.5) under which estimated losses are recorded if it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty periods can vary from customer to customer but our standard warranty period is 90 days. In the event there is a failure of the product in breach of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product. The Company did not provide for a warranty accrual as of June 30, 2004. To date, the Company’s product warranty expense has not been significant.

4. Related Party Transaction

On September 2003 the Company entered into an agreement with Neuroscience Solutions Corporation (“NSC”) to provide NSC with exclusive rights in the healthcare field to certain intellectual property, patents and software owned or licensed by the Company, along with transfer of certain healthcare research projects. A co-founder, substantial shareholder, and member of the Board of Directors of the Company is a co-founder, officer, director and substantial shareholder of NSC.

For the three and six months ended June 30, 2003 the Company recognized $28,000 and $63,000, respectively, in other income for service provided to NSC and royalties for product licenses.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Overview

We develop and distribute the Fast ForWord® family of reading intervention software. Our innovative products apply advances in neuroscience and cognitive research to build the fundamental cognitive skills required to read and learn. Extensive outcomes research by independent researchers, our founding scientists, and our company demonstrates that the Fast ForWord products help students attain rapid, lasting gains in the skills critical for reading. To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support. Our primary market is K-12 schools in the United States, to which we sell using a direct sales force. For the three and six months ended June 30, 2004, K-12 schools accounted for 93% and 92% of booked sales, respectively. By the end of June 2004, approximately 2,800 schools had purchased at least $10,000 of our Fast ForWord product licenses and services, and approximately 380,000 individuals had enrolled in one of our products. As of June 30, 2004 we had 139 full-time employees, compared to 126 at June 30, 2003.

Business Highlights

For the three months ended June 30, 2004, our revenue grew 6% compared to the same period in 2003; for the six months ended June 30, 2004, revenue grew 9% compared to the same period in 2003. Our service and support revenue increased substantially during the three and six months ended June 30, 2004, compared to the same periods in 2003. Product revenues, which comprise the bulk of our revenue, declined slightly during the three and six months ended June 30, 2004 compared to the same periods in 2003.

Because we believe that services are critical to effective product implementation, we have had a major initiative to increase the amount of services we sell to customers, and an increased number of customers have renewed their support agreements. We expect service and support revenue to continue to grow more rapidly than product revenue during the remainder of 2004.

The decline in product revenues reflects a shift in sales mix both towards a greater proportion of services and support and toward a greater proportion of software products that have a longer revenue recognition period. We believe that the shift toward services reflects our service initiative, which has resulted in products making up a smaller portion of the typical bundle purchased. The other part of the mix shift reflects the movement of our customers to licenses with Progress Tracker, which are recognized over a longer period than are licenses without Progress Tracker. Progress Tracker, our online monitoring and diagnostic system, connects all levels at a customer to their students’ results, as well as to resources to help them improve their implementations. It also provides us with a detailed view of our customers’ implementations. A high proportion of our customers are now buying licenses with Progress Tracker and we expect that trend to continue into the future.

Booked Sales grew at a much more rapid rate than revenue. For the three months ended June 30, 2004 our total booked sales increased by 65% over the same period in 2003, and for the six months ended June 30, 2004 total booked sales increased 55% over the same period in 2003. (For more explanation on booked sales, see Revenue, below). During the 2004 second quarter, we closed a major contract with the School District of Philadelphia, with a total contract price of $10.4 million. Booked sales for the quarter included $6 million from that transaction. The remainder of the contract’s value represents future years of services and support, and is scheduled to be booked over the next five calendar years.

At June 30, 2004, borrowings under our credit line were $3.0 million compared to $5.0 million at June 30, 2003 and no borrowings at December 31, 2003. The credit line was repaid during July, and at July 31, 2004, we had no outstanding borrowings under the line.

Results of Operations

Revenues

	Three months ended June 30			Six months ended June 30

(dollars in thousands)	2004	Change	2003	2004	Change	2003

Products	$6,014	-3%	$6,217	$11,327	-2%	$11,548
Service and support	$1,809	59%	$1,140	$3,637	66%	$2,187

Total revenues	$7,823	6%	$7,357	$14,964	9%	$13,734

Revenues: The growth in revenues for the three and six months ended June 30, 2004 reflected an increase in services and support revenues compared to the comparable 2003 periods, partially offset by a decline in product revenues. The product revenue decline reflected the product mix shifts described in “Highlights” above as well as slow sales in the fourth quarter of 2003. In addition, many licenses sold in the second quarter had start dates delayed until the beginning of school in the third quarter. Service and support revenues increased primarily due to increased delivery of on-site services. Service and support revenue also grew as a result of the increase in the number of schools on support contracts.

Booked sales and selling activity: Because a significant portion of our software, services and support revenue is recognized in periods after the invoice date, management uses booked sales to evaluate current selling activity. Booked sales is a non-GAAP financial measure that we believe is useful for investors as well as management as a measure of current demand for our products and services. Booked sales equals the total value (net of allowances) of software, services and support invoiced in the period. We record booked sales and deferred revenue when all of the requirements for revenue recognition have been met, other than the requirement that the revenue for software licenses and services has been earned. We use booked sales information for resource allocation, planning, compensation and other management purposes. However, booked sales should not be considered in isolation from revenues, and is not intended to represent a substitute measure of revenues or any other performance measure calculated under GAAP.

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the three and six months ended June 30, 2004 and 2003.

	Three months ended June 30			Six months ended June 30
(dollars in thousands)	2004	Change	2003	2004	Change	2003

Booked sales	$18,154	65%	$11,035	$22,535	55%	$14,495
Less revenue	$7,823	6%	$7,357	$14,964	9%	$13,734

Net increase in deferred revenue	$10,331		$3,678	$7,571		$761
Current and long-term deferred revenue
beginning of the period	$14,762		$12,667	$17,522		$15,584

Current and long-term deferred revenue end of
the period	$25,093	54%	$16,345	$25,093	54%	$16,345

Booked sales in the K-12 sector, which accounted for 93% of booked sales in the second quarter of 2004, grew 75% to $16.8 million, compared to $9.6 million in the same period in 2003, due to several large transactions, including our major sale to the School District of Philadelphia.

Booked sales to non-school customers, primarily private practice clinicians, declined by $100,000, or 7%, for the three months ending June 30, 2004. For the six months ended June 30, 2004 sales in this sector were down $32,000, or 2%. Sales to non-school customers have declined over the past several years.

During the remainder of 2004, we plan to continue to concentrate our sales effort on large multiple-site opportunities in the K-12 market. We believe large sales are an important indicator of mainstream education industry acceptance and an important factor in continuing to increase the productivity of our sales force. During the second quarter of 2004, we closed 29 sales that had a contract value in excess of $100,000 compared to 21 during the same period in 2003. For the six months ended June 30, 2004 we closed 33 sales in excess of $100,000 compared to 24 during the same period in 2003.

Although federal, state and local budget pressures make for an uncertain funding environment for our customers, we believe that we are positioned to achieve continued growth in the K-12 market during the rest of 2004. However, achieving our sales growth objectives will depend on increasing mainstream customer acceptance of our products, which requires us to continue to focus on improving our products’ ease of use, their fit with school requirements, and our connection with classroom teachers and administrators. Our limited sales force numbers require us to achieve increased sales productivity levels, in a K-12 market that is still negatively impacted by tight state and local funding. For a discussion of some of the other important factors that affect our results, see “Factors that May Affect Results of Operations or Stock Price.” In addition, the revenue recognized from our sales can be unpredictable. Our various license and service packages have substantially differing revenue recognition periods, and it is often difficult to predict which license package a customer will purchase, even when the amount and timing of a sale can be reasonably projected. During both the three and six months ended June 30, 2004, 2% of our total sales was software recognized at shipment, compared to 4% and 9% for the same periods in 2003. See “Management’s Discussion and Analysis – Application of Critical Accounting Policies” for a discussion of our revenue recognition policy. In addition, the timing of a single large order or its implementation can significantly impact the level of sales and revenue at any given time.

Gross Profit and Cost of Revenues

	Three months ended June 30,				Six months ended June 30,

	2004		2003		2004		2003

(dollars in thousands)	$ Profit	Margin %	$ Profit	Margin %	$ Profit	Margin %	$ Profit	Margin %
Gross profit on products	$5,549	92%	$5,543	89%	$10,540	93%	$10,420	90%
Gross profit on services and support	$608	34%	$303	27%	$1,217	33%	$420	19%

Total gross profit	$6,157	79%	$5,846	79%	$11,757	79%	$10,840	79%

The overall gross profit margin was unchanged for the three and six months ended June 30, 2004 compared to the same periods in 2003, as improved margins on both products and services and support were offset by revenue mix changes. Margin improvement in services and support was the result of improved operating leverage, as revenue growth provided better fixed cost coverage. Software margins improved due to lower amortization of research and development as well as lower royalty expenses.

In the second quarter of 2004 our mix was 77% product and 23% service and support compared to 85% product and 15% service and support in the same period in 2003. For the six months ended June 30, 2004 our mix was 76% product and 24% service and support compared to 84% product and 16% service and support in the same period in 2003. While in the first quarter of 2004, we incurred higher than planned service costs related to our Gateway Edition products, those higher costs did not continue in the second quarter.

Operating Expenses

	Three months ended June 30,			Six months ended June 30,

(dollars in thousands)	2004	Change	2003	2004	Change	2003

Sales and marketing	$3,699	10%	$3,367	$7,522	13%	$6,640
Research and development	$820	-12%	$935	$1,705	-8%	$1,844
General and administrative	$1,212	-6%	$1,284	$2,223	-7%	$2,396

Total operating expenses	$5,731	3%	$5,586	$11,450	5%	$10,880

Sales and Marketing Expenses: For the three and six months ended June 30, 2004, our sales and marketing expenses increased due to additional staff, use of consultants, temporary staff, and marketing expenses. At June 30, 2004, we had 26 quota-bearing sales personnel selling to public schools. During the remainder of 2004, we expect to increase our investment in sales and marketing as we focus on increasing sales in the K-12 market and adding additional sales people.

Research and Development Expenses: Research and development expenses decreased slightly in the three and six months ended June 30, 2004 compared to the same period in 2003. Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs. Higher 2003 spending was due to expenses associated with a June 2003 product launch. We expect that research and development spending will increase in the second half of 2004 and, for the full year 2004, to be higher than 2003.

General and Administrative Expenses: General and administrative expenses decreased for the three and six months ended June 30, 2004 and we anticipate that they will continue to decrease in 2004 as a percentage of revenues. They are expected to increase slightly on a dollar basis to support growth in sales.

Other Income from Related Party

        In September 2003, we signed an agreement with Neuroscience Solutions Corporation (“NSC”), transferring technology to NSC for use in the health field. The transaction includes a license of the patents we own, a sublicense of the patents we license from others, the license of certain software we developed, and the transfer of assets related to certain research projects. During the second quarter of 2004 we recorded $12,500 in royalties received and $15,000 for services provided to NSC. For the first half of 2004, we have recorded $25,000 in royalties and $37,500 for services provided. Amounts received to date and any future receipts are being reported as other income as we do not consider the sale of these rights to be part of recurring operations.

Interest Expense, net

	Three months ended June 30,			Six months ended June 30,

(dollars in thousands)	2004	Change	2003	2004	Change	2003

Interest income/(expense), net	($97)	-69%	($316)	($176)	-72%	($625)

Interest expense, net decreased for the three and six months ended June 30, 2004 compared to the same period in 2003 primarily because of lower amortization of deferred financing charges related to warrants issued in connection with earlier borrowing and lower borrowing in 2004 compared to 2003. The amortization of deferred financing charges was $99,000 and $199,000 for the three and six months ended June 30, 2004 compared to $304,000 and $608,000 for the same periods in 2003. The amortization of deferred financing charges will be complete in the quarter ending September 30, 2004.

Provision for Income Taxes

In the three months ending June 30, 2004, we recorded a tax provision in the amount of $4,000 relating to federal alternative minimum tax. The tax provision is based upon our estimate of the full year effective rate for the Company. There were no corresponding charges in the 2003 periods, as we had no taxable income.

Liquidity and Capital Resources

Our cash and cash equivalents were $4.4 million at June 30, 2004, compared to $3.6 million at December 31, 2003. We expect that our cash flow from operations and our current cash balances will be the primary source of the funds for our operations and capital expenditures during 2004. Accomplishing this, however, will require us to meet specific sales targets in the K-12 market. We cannot assure you that we will meet our targets with respect to sales, revenues, expenses or operating results. Because of the seasonality of our sales and working capital requirements, we may have negative cash flow in some quarters, particularly the first quarter, and may borrow under our line of credit from time to time. All amounts outstanding under the credit facility were repaid during July 2004, and we do not expect to borrow under the credit facility during the remainder of 2004.

Net cash used in operating activities for the six months ended June 2004, was $2.5 million versus $223,000 during the same period in 2003. Payments for previously expensed restructuring charges were $440,000 and $885,000 for the three and six months ended June 30, 2004 and $467,000 and $1.0 million for the same periods in 2003. Cash generated was lower in 2004 as many of large sales were closed in the final days of the quarter, significantly increasing the accounts receivable balance compared to year end 2003.

Net cash used in investing activities for the six months ended June 30, 2004 was $432,000 compared to $178,000 for the same period in 2003. Spending in this area primarily consists of purchases of computer hardware and software. We expect that our capital spending will be higher in 2004 than in 2003, reflecting the purchase of new business systems software as well as additional computer hardware.

For the six months ended June 30, 2004 we borrowed $3.0 million under our bank line of credit. This compared to no net borrowing during the six month period ending June 30, 2003. As of July 31, 2004 we have approximately $10 million of cash and no borrowings outstanding under the line of credit, reflecting the collection of several large accounts receivable that were outstanding at June 30, 2004.

We have a line of credit with Comerica Bank totaling $7.0 million, which expires on January 14, 2005. The facility was partially secured by a letter of credit provided by WPV, Inc., an affiliate of Warburg, Pincus Ventures, our largest stockholder. The letter of credit was for $4.0 million through May 30, 2004 and $3.0 million from May 31, 2004 to July 30, 2004. The line is subject to limitations based on our accounts receivable balance. Borrowings under the line are subject to various covenants, which may limit our financial and operating flexibility. To date, we are in compliance with all covenants. The WPV line of credit expired on July 30, 2004.

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

The following table summarizes our outstanding borrowings and contractual obligations at June 30, 2004 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

(dollars in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	Thereafter (1.)

Lease termination agreement	888	888	—	—	—
Borrowing under bank line of credit	3,000	3,000	—	—	—
Non-cancelable operating leases	9,636	940	1,880	1,902	4,914
Minimum royalty payments	1,500	150	300	300	750

Total	$15,024	$4,978	$2,180	$2,202	$5,664

(1.)  Non-cancelable operating leases expire December 31, 2013. Minimum royalty payments expire in 2014.

Our purchase order commitments at June 30, 2004 are not material.

Loans to Current and Former Officers

In March 2001 we made full recourse loans to certain of our officers, in amounts totaling $3.1 million. The total receivable including accrued interest at June 30, 2004 was $3.6 million. Accrued interest of $496,000 for the periods ending June 30, 2004 was included in Other Assets on the Balance Sheet. In 2002 some of these officers left our Company. The Notes are full recourse loans secured by shares of our Common Stock owned by the current and former officers. The loans bear interest at 4.94%. Principal and interest are due December 31, 2005.

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

The value of software licenses, services and support invoiced during a particular period is recorded as deferred revenue until recognized. Historically, 20%-30% of software licenses, services and support invoiced in a particular quarter have been recognized as revenue during that period. During the second quarter of 2004, this percentage declined to approximately 10% because more of our customers bought licenses that included our Progress Tracker monitoring and diagnostic system and many licenses purchased in the second quarter had start dates in August or September to coincide with the start of the school year. Going forward, we expect the majority of our software license sales to include Progress Tracker. Revenue from such sales will be recognized over a 12-month period.

We typically provide a significant portion of the implementation services invoiced in the third quarter during that quarter as schools begin their year, while a lesser proportion of services invoiced are usually recognized in the second quarter, when many schools close for the summer. Because we recognize the majority of our software license, service and support revenues over various terms as described above, at quarter end 85%-90% of our account receivable balance was included in deferred revenue.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses due to the inability of customers to make payments. These estimates are based on historical experience. In 2003 and the first half of 2004 our bad debt experience has been less than 1% of revenue. To the extent experience requires it, we may in the future adjust this reserve. For the second quarter of 2004, the reserve calculation was adjusted down, because at the time of estimating the allowance, several large accounts had already paid the balances outstanding at June 30. Cancellations and refunds are allowed in limited circumstances, and such amounts have not been significant.

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

On an ongoing basis, we evaluate the net realizable value of the capitalized software development cost by estimating the future revenue to be generated from the product and compare this estimate to the unamortized cost of the product. At June 30, 2004 future revenues from sale of products for which development costs remain on the balance sheet are anticipated to exceed the $568,000 of unamortized development costs. No software development costs were capitalized in the three or six months ended June 30, 2004 or 2003.

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

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS OR STOCK PRICE

Our results are impacted by a variety of factors, many of which are beyond our control. The following factors, as well as other information discussed in this quarterly report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2003 (under the headings “Business – Factors that May Affect our Results or Stock Price” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and other documents filed with the Securities and Exchange Commission should be carefully considered in evaluating our results and our business.

The extent to which mainstream educational purchasers will broadly accept our products is unproven.

•	Our products are novel to many educators, and have many attributes that are not common to educational software. K-12 educational practices are slow to change, and it can be difficult to convince educators of the value of a substantially different approach.

•	Implementing our products in schools requires a substantial amount of time in a limited school day. Our new protocols have greatly reduced the daily time required to use our program, significantly decreasing one of the most critical challenges in broadly implementing our products. However, implementing the products still requires a substantial time commitment, which can be difficult for schools.

•	We have not yet widely demonstrated implementation models that are scalable, acceptable to educators and profitable, while remaining highly effective in improving student achievement.

•	We need to continue and expand our demonstration to educators that our products significantly improve student achievement. Unless our products are implemented well and used in accordance with one of our protocols, they may not achieve the desired student achievement results.

The availability of government funding for public school reading intervention purchases, and for our products in particular, is uncertain.

•	We believe that the funding for a substantial portion of our K-12 sales comes from federal funding, so continuing to qualify for major sources of federal funding is critical to our sales success. The current federal budget deficit may impact the availability of federal education funding.

•	The general availability of funding for public schools fluctuates from time to time. State and local school funding can be significantly impacted by fluctuations in tax revenues due to changing economic conditions. Since 2002, the education technology industry has generally experienced soft sales, frequently attributed to tight funding. We expect that future levels of state and local school spending will be significantly affected by the economic conditions and outlook.

Our business experiences seasonal fluctuations and a long sales cycle.

•	Public school calendars and budget cycles have caused, and we expect them to continue to cause, substantial quarterly fluctuations in sales and revenues. Like other companies in the instructional market, our sales to K-12 schools are typically particularly slow in the first quarter.

•	Demand for our products through private clinicians tends to be lower during the school year than in the summer, because our products’ intensive nature can be more conducive to use during school vacation.

•	In K-12 schools, the cost of some of our license packages requires multiple levels of approval in a political environment, which results in a time-consuming sales cycle that is difficult to predict. When a district decides to finance its license purchases, the time required to obtain these approvals can be extended even further.

We may experience difficulties in launching new products efficiently, on schedule and without significant technical issues.

•	We are developing additional products in our Fast ForWord to Reading series as part of our strategy to reach mainstream reading intervention customers. Unexpected challenges could make these development projects longer or more expensive.

•	New technology products usually contain bugs that were not discovered in the testing process and tend to be more challenging to implement when they are first introduced, especially in the diverse and challenging K-12 technology environment. During the second quarter of 2003, we launched the new Gateway Edition of our major products. Although our customers received the added features and benefits of the Gateway Edition enthusiastically, we encountered technical issues with the new release that required significant time from our sales and service teams. This led to additional service and support costs, and slowed the purchasing decisions for a number of transactions, resulting in lower than expected fourth quarter sales and higher than planned service costs in the first quarter of 2004.

•	Introduction of new products can slow sales as customers take additional time to evaluate the new offering or wait until the new offering has been available for some period before purchasing.

The factors discussed above could materially and adversely affect our business, results of operations, financial condition and the trading price of our stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the rate of interest we will pay on our new revolving credit facility with Comerica Bank. Interest rates on loans extended under that facility are at the bank’s prime rate plus 0.5%. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at June 30, 2004 would not have a material affect on our results of operations.

Item 4. Controls and Procedures

Based on the evaluation, required under Rule 13a-15(b) of the Exchange Act, conducted by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004.

During the quarter ended June 30, 2004, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On June 7, 2004, the Company held its annual meeting of stockholders. At the meeting, the following matters were voted upon.

Proposal 1 — Election of Directors. Each of the three nominees was elected, as follows:

Nominee	Vote for Nominee	Vote Withheld from Nominee
Robert C. Bowen	15,353,009	86,827
Joseph B. Martin	15,356,613	83,223
Edward Vermont Blanchard, Jr.	15,421,707	18,129

The other directors whose term of office as a director continued after the meeting are: Ajit Dalvi, Carleton A. Holstrom, Michael M. Merzenich, and Rodman W. Moorhead III and Paula A. Tallal.

Proposal 2. Approval of the Company’s 1999 Equity Incentive Plan and Milestone Equity Incentive Plan, as amended to increase the number of shares authorized for issuance under the Plans by 850,000 shares. The proposal was passed, as follows:

Votes For	11,649,639
Votes Against	112,586
Abstentions	7,002
Broker Non-Votes	3,670,609

Proposal 3. Approval of the aggregate number of shares reserved under all of the Company’s equity incentive and purchase plans in order to comply with California securities laws. The proposal was passed, as follows:

Votes For	11,644,468
Votes Against	117,757
Abstentions	7,002
Broker Non-Votes	3,670,609

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description of Document

3.1(1)	Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

31.1	Certification of Chief Executive Officer (Section 302)

31.2	Certification of Chief Financial Officer (Section 302)

32.1	Certification of Chief Executive Officer (Section 906)

32.2	Certification of Chief Financial Officer (Section 906)

(1)	Incorporated by reference to Exhibit 3.3 previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-77133).

(2)	Incorporated by reference to Exhibit 3.4 previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).

(b)	Reports on Form 8-K.

i.	On April 27, 2004, the Company filed a Report on Form 8-K furnishing its press release announcing its financial results for the quarter ended March 31, 2004 and the transcript of its conference call discussing those earnings.

ii.	On June 15, 2004, the Company filed a Report on Form 8-K disclosing actions that could be viewed as waivers of its Code of Conduct with respect to previously-disclosed historical transactions involving ongoing conduct, as required by Nasdaq interpretations.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2004

SCIENTIFIC LEARNING CORPORATION (Registrant) /s/ Jane A. Freeman —————————————— Jane A. Freeman Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description of Document

3.1(1)	Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

31.1	Certification of Chief Executive Officer (Section 302)

31.2	Certification of Chief Financial Officer (Section 302)

32.1	Certification of Chief Executive Officer (Section 906)

32.2	Certification of Chief Financial Officer (Section 906)

(1)	Incorporated by reference to Exhibit 3.3 previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-77133).

(2)	Incorporated by reference to Exhibit 3.4 previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).