Form 10-K/A
period 2003-12-31
SCIENTIFIC LEARNING CORP
filed 2005-02-15
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

☑ Annual Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2003 or

☐ Transition Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

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
Yes: ☑ No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes: ☐ No: ☑

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K, filed on March 30, 2004 (the “Original Form 10-K”) to reflect the restatement of our balance sheets as of December 31, 2003 and 2002, our statements of operations, stockholders’ (deficit) equity and cash flows for the years ended December 31, 2003, 2002 and 2001, and selected financial data for the year ended December 31, 2000. This restatement principally relates to a correction in our method of revenue recognition for most of our K-12 school contracts. This correction has resulted in changes to our previously reported revenues and deferred revenues in all periods included in this Report from 2000 through 2003. This correction is described in Item 8, Financial Statements and Supplementary Data, in particular in Note 2 to the Financial Statements.

We have amended and restated in its entirety each item of the Original Form 10-K that has been changed to reflect the restatement. These include Part I, Item 1 – Business, Part II, Item 6 – Selected Financial Data, Item 7 – Management’s Discussion and Analysis, Item 8 — Financial Statements and Supplementary Data, and Item 9A – Controls and Procedures.

We have included in this Report the full text of all other Items as filed in the Original Form 10-K, without changes. In order to preserve the nature and character of the disclosure set forth in those other items as originally filed, we have not modified or updated the disclosures in this Report except as stated in the paragraph above.

Except as stated above, this Report speaks only as of the date of the Original Form 10-K. Except as specified above, this filing does not reflect any events occurring after March 30, 2004.

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

Simultaneous Development: The Fast ForWord products simultaneously develop both major and supporting cognitive skills for enduring learning improvements. While each exercise focuses on a specific set of reading or language tasks, it is also designed to develop underlying cognitive skills such as memory, attention, processing and sequencing.

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

PRODUCTS IN THE FAST FORWORD FAMILY

During 2003, our Fast ForWord family of products accounted for 82% of revenue. These software products function with a wide variety of hardware and software configurations and are designed to work with the computer technology widely available in schools and homes.

In 2003 we introduced the Fast ForWord Gateway Edition of our major products. The Gateway Edition was designed to:

•	Make our products easier to implement and use through alternative protocol options, simplified administrative procedures, and a unified interface;

•	Improve student results by adding easier introductory levels for some exercises and providing individualized intervention recommendations based on a student’s actual performance;

•	Better connect Fast ForWord use to classroom activities through a teacher interface that aligns the Fast ForWord products to state learning standards and selected core reading programs; and

•	Provide additional progress tracking capabilities, including reports that enable sub-group tracking, to help educators respond to increased accountability demands.

Customers who purchased earlier editions and wish to move to the Fast ForWord Gateway Edition may do so for an additional charge.

Fast ForWord Language software includes seven exercises focused on developing oral language comprehension and listening skills including phonological awareness (the understanding that words are composed of sounds and the ability to identify and manipulate the sounds of language), listening accuracy and comprehension, working memory, and familiarity with language structures, along with building the requisite underlying MAPs skills.

Fast ForWord Middle and High School software is designed for adolescents and teenagers who lack reading proficiency. The exercises are similar to those in Fast ForWord Language but deliver content in an age-appropriate sports-themed user interface.

Fast ForWord Language to Reading software includes five exercises that help students make the link between spoken language and written language focusing on word analysis, listening comprehension, working memory, grammar, syntax, and vocabulary, while continuing to further develop the underlying MAPs skills.

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

LICENSE TERMS

We license our products in a variety of configurations to meet the customer’s needs. Schools typically purchase site or workstation licenses, which are available either for a perpetual term or on a subscription or limited term basis. The license package typically contains at least two of our major products and varying quantities of our other products. An annual support fee is included in the package license price. Most customers also purchase implementation services, which aid in the successful use of the products. Our license list prices range from $10,000 to $65,000 per site, depending on the number of products, the number of workstations, the duration of the license and the volume purchased.

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

FAST FORWORD TO LEARNING SERVICES AND SUPPORT

One of our key strategic goals is to reach beyond early adopters and sell to a broader group of mainstream reading intervention customers. We believe that selling more services is critical to achieving that goal, because mainstream customers tend to require more implementation support than do early adopters. In 2003 and 2002, services and support accounted for 18% of revenue. At the end of 2003, our service and support organization included 23 employees, supplemented by 37 contractors who provide on-site customer training and technical services.

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

Results from the original research studies combining the work of our scientific founders were published in the journal Science in early 1996. These results were revalidated by a national field trial of Fast ForWord Language later in 1996, which demonstrated gains of one to two years on standardized tests of skills critical to reading, after just four to eight weeks of training. A second national field trial in 1997, among students in 19 public schools in nine districts across five states, demonstrated significant gains in language and reading skills as measured on standardized tests, yielding average improvement of more than 1 1/2 years in four to eight weeks – gains that were significantly greater than those made by students in the control group.

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

We also have 17 US trademark registrations, including registrations for marks including “Fast ForWord,” our most important trademark. During 2002, we were involved in litigation regarding another party’s use of a mark that was similar to our Fast ForWord mark which was resolved amicably.

The licensed patents and applications are owned by the Regents of the University of California and Rutgers, the State University of New Jersey, and relate to the basic speech and sound modification and adaptive technology developed at those institutions. In 2003, approximately 74% of our product booked sales were derived from selling products that use the licensed inventions. If we were to lose our rights under this license, it would materially harm our business. This license requires payment of royalties based upon cumulative net sales of our products, subject to certain minimum royalty amounts. In 2002 and each year thereafter, the minimum royalty payment is $150,000. In 2003, 2002 and 2001, we had approximately $898,000, $723,000 and $635,000, respectively in royalty and milestone expense under the license. The final milestone payment under the license was paid in 2001.

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

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS OR STOCK PRICE

The following factors as well as other information contained in this report should be considered in making any investment decision related to our common stock. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected and the trading price of our common stock could decline.

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

To continue to grow, we need to increase the acceptance of our products among mainstream educational purchasers. At the end of 2003, approximately 2,200 schools had purchased at least $10,000 of our Fast ForWord product licenses and services and over 325,000 individuals had enrolled in one of our products. We believe that to date most educators who have used Fast ForWord products are “early adopters.” We believe that our success in moving our products beyond early adopters to the mainstream market will depend largely on the following critical factors:

•	Our ability to convince key education decision-makers to use Fast ForWord products even though our methods differ from the way schools have traditionally addressed reading problems. K-12 educational practices are slow to change, and it can be difficult to convince educators of the value of a substantially different approach.

•	Our ability to convince schools and teachers to incorporate our products into their curriculum. Our new protocols have significantly reduced the daily time required to use our program, significantly decreasing one of the most critical challenges in broadly using our products. However, using the products still requires a substantial time commitment from students and educators, which can be difficult for schools.

•	Our ability to effectively implement our products in schools and better connect to classroom teachers in a scaleable and efficient model.

•	Our ability to continue to demonstrate that our products achieve significant gains in student achievement. Unless our products are implemented well and using in accordance with one of our protocols, they may not achieve the desired student achievement results.

•	The availability of government funding for public school reading intervention purchases and for our products in particular. The general availability of funding for public schools fluctuates from time to time, and state and local funding is presently negatively affected by reduced levels of tax revenues due to the economic slowdown. During 2002 and 2003, the education technology industry generally experienced soft sales, typically attributed to tight funding. State and local education funding is expected to continue to be tight during 2004. However, if the economy continues to grow stronger, more funding may be available in 2005.

•	The extent to which our products qualify for federal education funding. Future federal education funding could be adversely affected by the federal budget deficit.

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

The restatement of our financial statements has had a material adverse impact on us, including increased costs, the increased possibility of legal or administrative proceedings, the commencement of delisting proceedings and a default under our credit agreement.

In December 2004, as a result of a reconsideration of our revenue recognition practices, management of the Company and our Audit Committee concluded that we should correct our revenue recognition practices for most of the Company’s K-12 school contracts. As a result, we have restated our financial statements for the period from 2000 through June 30, 2004, as described in more detail in Note 2 to the Condensed Financial Statements.

As a result of these events, we have become subject to the following risks:

•	We have incurred substantial unanticipated costs for accounting and legal fees.

•	It is not uncommon for lawsuits claiming to be class actions to be brought against companies that restate their historical financial statements and their directors and officers. If such actions were to be brought, it is likely that we would incur substantial defense costs regardless of their outcome. Likewise, such actions might cause a diversion of our management’s time and attention. Likewise, if such actions were brought and we did not prevail, we could be required to pay substantial damages or settlement costs.

•	It is also not uncommon for the Securities and Exchange Commission to investigate companies that restate their historical financial statements. If any such investigation were commenced, it would likely divert more of our management’s time and attention and cause us to incur substantial costs. Such investigations could also lead to fines or injunctions or orders with respect to future activities.

•	The need to reconsider our accounting treatment and the restatement of our financial statements caused us to be late in filing our required report on Form 10-Q for the quarter ended September 30, 2004. In November 2004, we received notice from Nasdaq that we are subject to delisting because this delay in our filing has caused us to be out of compliance with the continued listing requirements of the Nasdaq National Market. In January 2005, we received the determination of Nasdaq Hearing Panel in this matter, which permits the Company’s securities to remain listed on the Nasdaq National Market so long as the Company has filed its Form 10-Q for the quarter ended September 30, 2004, as well as any amendments required by the restatement, no later than February 15, 2005. The determination also requires that the Company remain in compliance with all requirements for continued listing and give Nasdaq prompt notice of any significant events during this time, and provides that the Hearing Panel reserves the right to reconsider the terms of the exception granted to the Company and to review any compliance document filed by the Company. In addition, under Nasdaq rules, it is still possible that upon reconsideration the Company could be delisted as a result of the delay in our filings.

•	The need to restate our historical financial statements constitutes an event of default under our credit agreement, which permits our lender to decline to advance additional funds under the credit facility. There is no borrowing currently outstanding under the line, and we do not foresee that we will need to draw down under the line during its term. However, if we did wish to borrow under the line, it might be unavailable to us.

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

We started operations in February 1996 and until this year incurred significant operating losses. In the second quarter of 2003, we recorded our first operating and net profits. 2003 was our first profitable year. At December 31, 2003, we had an accumulated deficit of approximately $83 million from inception. We first generated positive cash flow from operating activities in 2002 and our cash flow from operations was again positive in 2003. During 2004, our objectives include increasing our profit margin and generating positive cash flow from operations. However, accomplishing these objectives will require achieving higher sales goals in a soft K-12 market, which depends on many factors, some of which are outside of our control. To meet our sales targets, we will need to make substantial expenditures. We cannot assure you that we will meet our targets with respect to sales, revenues or operating results.

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

(b) Not applicable

(c) Not applicable

ITEM 6. Selected Financial Data

In thousands, except per share amounts

Scientific Learning Corporation
Selected Financial Data (3)

	Year ended December 31,
	2003	2002	2001	2000	1999
	Restated	Restated	Restated	Restated
Statement of Operations Data:

Revenues:
Products	$24,491	$17,879	$11,702	$10,983	$7,353
Services and support	5,425	3,958	3,023	3,079	2,899

Total revenues	29,916	21,837	14,725	14,062	10,252
Cost of revenues (2):
Products	2,127	2,109	1,857	1,800	629
Services and support	3,872	1,502	2,402	1,877	2,059

Total cost of revenues	5,999	3,611	4,259	3,677	2,688

Gross profit	23,917	18,226	10,466	10,385	7,564

Operating expenses:

Sale and marketing	12,961	14,554	19,701	20,981	13,568
Research and development	3,500	2,985	3,390	5,680	4,505
General and administrative	4,529	4,776	6,348	5,746	4,454
Restructuring, lease and asset impairment write downs	(7)	3,365	2,608	492	—

Total operating expenses	20,983	25,680	32,047	32,899	22,527

Operating income (loss)	2,934	(7,454)	(21,581)	(22,514)	(14,963)

Interest income (expense), net	(1,209)	(1,332)	(1,053)	1,077	892
Other income from related party	448	—	—	—	—
Other income (expense), net	—	91	21	2	(16)

Net income (loss) before income tax provision	2,173	(8,695)	(22,613)	(21,435)	(14,087)
Income tax provision	43	—	—	—	—

Net income (loss)	$2,130	$(8,695)	$(22,613)	$(21,435)	$(14,087)

Basic net income (loss) per share	$0.13	$(0.56)	$(1.92)	$(1.92)	$(2.24)

Shares used in computing basic net income (loss) per share	16,007	15,641	11,777	11,148	6,279

Diluted net income (loss) per share:	$0.13	$(0.56)	$(1.92)	$(1.92)	$(2.24)

Shares used in computing diluted net income (loss) per share	16,908	15,641	11,777	11,148	6,279

Balance Sheet Data:

Cash and cash equivalents	$3,648	$4,613	$4,610	$818	$15,662
Investments in government securities	—	—	1,169	7,667	13,903
Working capital (deficiency)	(11,331)	(10,879)	(1,010)	6,609	27,397
Total assets	15,597	18,531	23,228	18,953	36,324
Long-term debt, including current portion	—	5,000	10,000	—	—
Stockholders’ (deficit) equity (1)	(8,544)	(11,363)	(3,247)	10,281	29,740

(1)	We have paid no cash dividends since our inception

(2)	Revenues and cost of revenues for 2002 and prior years have been reclassified to conform to the presentation adopted in 2003.

(3)	For more detailed information about the restatement of this financial information, refer to Note 2 to the Financial Statements with respect to years 2001 through 2003 and to page 20 following for the year 2000.

SCIENTIFIC LEARNING CORPORATION
EFFECT OF RESTATEMENT ON STATEMENT OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 2000
(In thousands, except share and per share amounts)
Unaudited

	Year		Year
	ended		ended
	December 31, 2000		December 31, 2000
	As reported	Adjustments	Restated

Revenues:

Products	$11,693	$(710)	$10,983
Service and support	3,568	(489)	3,079

Total revenues	15,261		14,062

Cost of revenues:

Cost of products	1,687	113	1,800
Cost of service and support	1,870	7	1,877

Total cost of revenues	3,557		3,677

Gross profit	11,704		10,385

Operating expenses:

Sales and marketing	20,981		20,981
Research and development	5,680		5,680
General and administrative	5,746		5,746
Restructuring	492		492

Total operating expenses	32,899		32,899

Operating loss	(21,195)		(22,514)

Interest income, net	1,077		1,077
Other income, net	2		2

Net loss	(20,116)		(21,435)

Basic and diluted net loss per share:	$(1.80)		$(1.92)

Shares used in computing basic and diluted net loss per share	11,148		11,148

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not historical facts but rather are based on current expectations about our business and industry, as well as our beliefs and assumptions. Words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” and variations and negatives of these words and similar expressions are used to identify forward-looking statements. All forward-looking statements, including but not limited to those identified with asterisks (*) in this report are not guarantees of future performance or events, and are subject to risks, uncertainties and other factors, many of which are beyond our control and some of which we may not even be presently aware. As a result, our future results and other future events or trends may differ materially from those anticipated in our forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, the risks and uncertainties discussed in this Management’s Discussion, in particular but not limited to those factors discussed under the caption “Factors That May Affect our Results or Stock Price.” We also refer you to the risk factors that are or may be discussed from time to time in our public announcements and filings with the SEC, including our future Forms 8-K, 10-Q and 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

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

Restatement

We have restated our previously reported balance sheets as of December 31, 2003, 2002, 2001 and 2000, and our statements of operations, stockholders’ (deficit) equity and cash flows for the years ended December 31, 2003, 2002, 2001 and 2000. This restatement reflects a correction in the Company’s accounting for the recognition of revenue from certain customer contracts that included the Company’s Internet reporting tools. The restatement is described in more detail in Note 2 to Financial Statements below.

The correction relates to all periods included in this Report from fiscal 2000 through 2003. The main impact of the correction of the error in recognizing revenue is to defer to later periods a portion of the revenue that had been previously recognized. The primary impact on the balance sheets at December 31, 2003 and 2002 is to increase deferred revenue. In the statement of operations, the principal impact of the change in the twelve months ending December 31, 2003 was an increase in revenue and a small decrease in cost of goods as revenue deferred from sales made in periods before 2003 more than offset revenue deferred from sales in 2003. For the twelve months ending December 31, 2002, the impact was an increase in both revenue and cost of goods. For the twelve months ending December 31, 2001, the impact was a decrease in revenue and an increase in cost of goods.

Business Highlights

In 2003 our revenue grew 37% over 2002 to reach $29.9 million, due to continued growth in the K-12 school market, partially offset by a continued decline in sales to private practice professionals.

Because a significant portion of our licensed software, services and support revenue is recognized in periods after the invoice date, our 2003 revenue growth rate was due in part to strong 2002 booked sales, which represented a 35% increase over 2001. (For more explanation of booked sales, see Revenue below.) We do not expect 2004 revenue growth to continue at this rate*, because 2003 sales growth was slower.

Our 2003 total booked sales increased by 8% over 2002, and K-12 booked sales increased 12%. Our results, while stronger than industry results in the K-12 market, were below our expectations. We encountered technical difficulties with the new Gateway Edition of Fast ForWord, which we introduced in June 2003. This resulted in lower than expected sales in the fourth quarter. We released a major update of our software in early 2004 and believe that the negative impact of Gateway technical issues on sales force focus is now behind us.*

One of our major goals is to increase the number of large sales, which we believe to be an important indicator of mainstream education industry acceptance and an important factor in continuing to increase the productivity of our sales force.* In 2003, we closed 59 transactions in excess of $100,000 compared to 48 in 2002. Our goal is to continue to increase this number in 2004.*

We reported our first net profit in 2003 of $2.1 million, 7% of revenue compared to an $8.7 million loss in 2002. Achieving a profit was one of our major financial goals for the year. In 2004, our goals include increasing both our net income and our profit margin.* To achieve these goals, we must increase our sales, achieve the necessary product mix, and improve sales force productivity.

During the year, we paid off our outstanding debt of $5.0 million. Net cash from operating and investing activities was $3.6 million. This was the second year we generated cash from operations. Because our generation and use of cash is seasonal, we borrowed money for working capital purposes in the first quarter of 2004 and may again do so from time to time.

Results of Operations

Revenue

	Year ended December 31,
(dollars in thousands)	2003	Change	2002	Change	2001

	Restated		Restated		Restated
Products	$24,491	37%	$17,879	53%	$11,702
Service and support	5,425	37%	3,958	31%	3,023

Total revenues	$29,916	37%	$21,837	48%	$14,725

2003 revenue compared to 2002: The growth in product revenues in 2003 was largely attributable to an 8% growth in 2003 booked sales and the continued impact of sales made in previous periods. Our product license sales are initially recorded as deferred revenue and recognized to revenue over the term of the licenses. Because the license term frequently crosses over two fiscal years, our strong 2002 license sales positively affected product revenue in both 2003 and 2002. In addition, sales of our products with no Internet connection feature increased in 2003 compared to 2002, which had a positive impact on revenue because these sales were recognized into revenue over a shorter period than are products licensed with an Internet connection feature. Service and support revenues increased, primarily due to increased sales of on-site services. The sale and delivery of on-site services to schools was a major focus for us in 2003 to enhance school implementations. Service and support revenue also increased as a result of the increase in the number of schools on support contracts.

2002 revenue compared to 2001: The increase in product revenue in 2002 resulted from a 35% increase in booked sales and strong sales in previous years. Service and support revenue increased 31% in 2002 compared to 2001. In 2002, we changed our service business to offer training and implementation services at a lower price than in 2001. Revenue grew more rapidly than sales primarily due to sales growth in previous periods. For 2002 and 2001 support revenues have been reclassified to be comparable with 2003, when we began including support revenues with service revenues.

Booked sales and selling activity: Because a significant portion of our software, services and support revenue is recognized in periods after the invoice date, management uses booked sales to evaluate current selling activity.

Booked sales is a non GAAP financial measure that we believe is useful for investors as well as management as a measure of current demand for our products and services. Booked sales equals the total value (net of allowances) of software, services and support invoiced in the period. We record booked sales and deferred revenue when all of the requirements for revenue recognition have been met, other than the requirement that the revenue for software licenses and services has been earned. We use booked sales information for resource allocation, planning, compensation and other management purposes. We believe that revenues is the GAAP measurement closest to booked sales, however, booked sales should not be considered in isolation from, and is not intended to represent, a substitute measure of revenues or any other performance measure calculated under GAAP.

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the years ended December 31, 2003, 2002 and 2001.

	Year ended December 31,
(dollars in thousands)	2003	Change	2002	Change	2001

Booked sales	$30,704	8%	$28,353	35%	$21,038
Less revenue	29,916	37%	21,837	48%	14,725

Net increase in deferred revenue	788		6,516		6,313
Current and long-term deferred revenue beginning of the period	18,712		12,196		5,883

Current and long-term deferred revenue end of the period	$19,500	4%	$18,712	53%	$12,196

Booked sales in the K-12 sector, which accounted for 91% of sales in 2003, grew 12% to $27.9 million, compared to $24.9 million in 2002. The increases were achieved in a difficult K-12 market with tight state funding. We sold 862 site license packages over $10,000 compared to 828 in the same period in 2002. The average sale per school for customers purchasing site license packages increased slightly due to the introduction of our new Gateway Edition and sales of increased training and implementation services, partially offset by purchases of more limited use licenses. In 2003 we began reporting private school booked sales in the K-12 sector rather than in the private sector where they had been reported in previous years. We have retroactively revised 2002 and 2001 booked sales numbers to be comparable.

In 2003 we continued to focus our sales force on multi-site sales. The number of sales over $100,000 increased to 59 in 2003 from 48 in 2002 and 24 in 2001. In 2003, we had our first $2 million sale, our largest sale to date. Sales in the fourth quarter were negatively impacted by technical issues in our new Gateway Edition, which diverted the focus of our sales and service organizations and delayed some customer purchases. We recorded a revenue reserve of $337,000 to reflect Gateway technical issues.

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

Booked sales to the private sector declined by 18% in 2003 to $2.8 million compared to $3.4 million in 2002 and declined 26% in 2002 from $4.6 million in 2001. We attribute the decline in both 2003 and 2002 to the continued focus on the K-12 market. Although funding uncertainty continues, we believe that we are positioned to achieve steady growth in the K-12 market during 2004.* We expect that the sales of services will continue to grow as a percent of total sales. Sales to the private sector are expected to decline modestly, as we continue to focus on the K-12 market.*

Unpredictability: Although federal, state and local budget pressures make for an uncertain funding environment for our customers, we believe that we are positioned to achieve continued growth in the K-12 market during the rest of 2004.* However, achieving our sales growth objectives will depend on increasing mainstream customer acceptance of our products, which requires us to continue to focus on improving our products’ ease of use, their fit with school requirements, and our connection with classroom teachers and administrators.* A key part of our growth strategy is to increase our sales force productivity.* This may be challenging in a K-12 market that is still negatively impacted by tight state and local funding. For a discussion of some of the other important factors that affect our results, see “Factors that May Affect Results of Operations or Stock Price.” In addition, the revenue recognized from our sales can be unpredictable. Our various license and service packages have substantially differing revenue recognition periods, and it is often difficult to predict which license package a customer will purchase, even when the amount and timing of a sale can be reasonably projected. See “Management’s Discussion and Analysis – Application of Critical Accounting Policies” for a discussion of our revenue recognition policy. In addition, the timing of a single large order or its implementation can significantly impact the level of sales and revenue at any given time.

Gross Profit and Cost of Revenues

	Year ended December 31,
(dollars in thousands)	2003	2002	2001

	Restated	Restated	Restated
Gross profit on products	$22,364	$15,770	$9,845
Gross profit margin on products	91%	88%	84%
Gross profit on service and support	1,553	2,456	621
Gross profit margin on services and support	29%	62%	21%

Total gross profit	$23,917	$18,226	$10,466
Total gross profit margin	80%	83%	71%

The overall gross profit margin fell in 2003 compared to 2002, largely due to a decline in our service and support margins and an increase in the proportion of revenues from service and support. In the first quarter of 2003, we reorganized our service and support business to increase the number of people available to provide service and support to our customers. In addition, products tend to be more challenging to implement when they are first introduced. We also incurred additional service costs in the second half of 2003 associated with our new Gateway Edition. Service and support costs consist primarily of the cost of personnel, materials and travel.

In 2003, the gross margin on products increased due to slightly lower materials costs and amortization of capitalized software cost. Product costs consist of manufacturing, packaging and fulfillment costs, amortization of capitalized software and royalties.

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

In 2004, we expect gross profit margins to improve for service and support and for products.* Improving our service margins will depend on higher utilization of staff.* We expect that lower amortization of capitalized software cost, a lower average royalty rate, and a higher proportion of product sales on which we do not pay royalties will contribute to improved product margins.* However, overall gross margin is not expected to improve significantly because we expect a higher proportion of services and support in our revenue mix.*

Operating Expenses

	Year ended December 31,
(dollars in thousands)	2003	Change	2002	Change	2001

	Restated		Restated		Restated
Sales and marketing	$12,961	-11%	$14,554	-26%	$19,701
Research and development	3,500	17%	2,985	-12%	3,390
General and administrative	4,529	-5%	4,776	-25%	6,348
Restructuring, lease and asset impairment write-down	(7)	n/a	3,365	29%	2,608

Total operating expenses	$20,983	-18%	$25,680	-20%	$32,047

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

We expect research and development expenses to increase in 2004 as we continue to invest in improving our current product suite and introducing new products.* Two new products in our Fast ForWord to Reading series are scheduled for launch in 2004.*

General and Administrative Expenses: General and administrative expenses decreased in 2003 compared to 2002, primarily due to lower personnel and rent expenses, as well as an adjustment to our allowance for doubtful accounts to reflect an improvement in our bad debt experience. These were partially offset by an increase in legal expenses and consulting expenses. General and administrative expenses principally consist of salaries and compensation paid to our executives, accounting staff and other support personnel, as well as travel expenses for these employees, and outside legal and accounting fees. General and administrative expenses decreased in 2002 compared to 2001, primarily because of decreases in personnel and legal costs.

Restructuring, Lease and Asset Impairment Write Downs: In October 2003 we entered into a lease termination agreement with our landlord to terminate the lease on our Oakland headquarters and entered into a new lease agreement for a reduced amount of space in the same building. The reduction in space is expected to reduce future lease payments by $6.5 million (net of lease termination fees described below) through 2008.* Under the lease termination agreement we paid an increased security deposit of $550,000 and lease termination fees totaling $490,000 in 2003. The balance of the lease termination fees of $1.8 million will be paid over the next 12 months. A net credit adjustment of $7,000 was charged to restructuring expense. The adjustment represented an addition to the restructuring reserve of $350,000 for lease and asset impairment charges, offset by a reduction in deferred rent of $357,000 to account for the reduction in space under the new lease agreement.

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

The following table sets forth the restructuring activity for the years ended December 31, 2003, 2002 and 2001.

	Lease	Asset	Severance
	obligation	write-downs	benefits	Total

Charged to restructuring expense in 2001	$1,791	$361	$456	$2,608
Cash paid in 2001	(333)	—	(374)	(707)
Asset write-downs	—	(361)	—	(361)

Accrued restructuring costs, December 31, 2001	1,458	—	82	1,540
Restructuring Charges in 2002	2,306		1,059	3,365
Cash paid in 2002	(759)		(632)	(1,391)

Accrued restructuring costs, December 31, 2002	3,005		509	3,514
Restructuring Charges in 2003	154	196		350
Cash paid in 2003	(1,386)		(509)	(1,895)
Asset write-downs	—	(196)		(196)

Accrued restructuring costs, December 31, 2003	$1,773	$—	$—	$1,773

Other Income from Related Party

During 2003 we recorded $448,000 as other income from a transaction that included the sale and licensing of certain intellectual property, patents and software to Neuroscience Solutions Corporation (NSC). One of our co-founders, substantial shareholders, and board members is also a co-founder, officer, director and substantial shareholder of NSC. See “Transaction with Neuroscience Solutions” below. Amounts received to date and any future receipts are being reported as other income as we do not consider the sale of these rights to be part of recurring operations. There was no comparable transaction for the same period of 2002 or 2001.

Interest Expense, net

	December 31,
(dollars in thousands)	2003	Change	2002	Change	2001

Interest expense, net	(1,209)	-9%	(1,332)	26%	(1,053)

Interest expense, net decreased in 2003, compared to 2002, and increased in 2002 compared to 2001. The decrease in 2003 was attributable to lower borrowing in 2003 compared to 2002, and the increase in 2002 was due to increased borrowing in 2002 compared to 2001. In 2004 we expect interest expense, net to be significantly lower because only $232,000 of deferred financing cost remains to be amortized to interest expense during the year.* Deferred financing cost amortized in 2003 was $1.2 million. In 2003, interest expense, net included $159,000 in interest income primarily from loans to current and former officers.

Provision for Income Taxes

In 2003, we recorded a $43,000 provision for income taxes, our first such provision, as we have incurred a net loss for tax purposes since inception. At December 31, 2003, we had net operating loss carryforwards for federal income tax purposes of approximately $72 million. Unutilized net operating loss carryforwards will expire in years 2011 through 2023. Utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations.* Previous or future equity transactions may result in such an ownership change.* The annual limitation may result in the expiration of net operating losses before they become available to reduce future tax liabilities.* At December 31, 2003, we had approximately $30.4 million of deferred tax assets, comprised primarily of net operating loss carryforwards. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.* Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

Liquidity and Capital Resources

Our cash and cash equivalents were $3.6 million at December 31, 2003, compared to $4.6 million at December 31, 2002 and 2001. During 2002 and 2003 we generated cash flow from operations, which was used to pay down bank borrowing from 2001. At December 31, 2001 we had $10 million outstanding on our bank line of credit; at December 31, 2003 there were no borrowings outstanding under the line. We expect that our cash flow from operations and our current cash balances will be the primary source of the funds for our operations and capital expenditures during 2004. During 2004, we plan to continue to generate positive cash flow from operations and to generate a profit.* However, accomplishing these objectives will require us to achieve specific sales targets in the K-12 market.* We cannot assure you that we will meet our targets with respect to sales, revenues or operating results.

Net cash provided by operating activities in 2003 was $4.6 million, compared to $3.7 million in 2002. Net cash increased in both 2003 and 2002 primarily because booked sales increased at a faster rate than spending and our collection experience was good. Accounts receivable at year end was $5.1 million in 2003 compared to $4.7 million in 2002 and $5.8 million in 2001. The net cash used in operating activities in 2001 was $12.5 million, primarily from our net loss of $22.6 million, partially offset by an increase in deferred revenue and an increase in the restructuring reserve.

Net cash used in investing activities in 2003 was $959,000, consisting primarily of an increase in non-current assets for the additional deposit of $550,000 under our new lease. In 2002, net cash of $849,000 was provided by investing activities, primarily from the sale of the $1.2 million balance of our portfolio of government securities. In 2001, net cash was provided by the sale of $6.5 million in government securities, partially offset by loans to officers of $3.1 million and investments in property and equipment of $1.4 million and capitalized software development of $1.2 million. Our level of capital expenditures was quite low in both 2003 and 2002, approximately $256,000 and $124,000, respectively. In 2004, we expect that our capital spending will be modestly higher than in 2003 as we continue to upgrade computer equipment and purchase new software to improve operations.*

Financing activities used $4.6 million in cash in both 2003 and 2002, primarily to pay down $5 million, net, on our line of credit in both years, partially offset by cash raised from the sale of stock upon option exercises and through our employee stock purchase plan. In 2001 financing activities provided $15.4 million from net borrowings of $10 million and $5.4 million from the issuance of common stock.

Because our sales tend to be seasonal, we may have negative cash flow in particular quarters, particularly the first quarter, when sales tend to be substantially lower than in other quarters. We borrowed money for working capital purposes in the first quarter of 2004 and may borrow again from to time.*

We have a line of credit with Comerica Bank totaling $5.0 million, which expires on July 14, 2005. The facility initially totaled $7.0 million and was partially secured by a letter of credit provided by WPV, Inc., an affiliate of Warburg, Pincus Ventures, our largest stockholder. The letter of credit was for $4.0 million through May 30, 2004 and $3.0 million from May 31, 2004 to July 30, 2004. The WPV letter of credit expired on July 30, 2004. The line is subject to limitations based on our accounts receivable balance. Borrowings under the line are subject to various covenants, which may limit our financial and operating flexibility. The need to restate our historical financial statements constitutes an event of default under our agreement with Comerica. This event of default entitles

Comerica to decline to advance additional funds under the line. There is no borrowing currently outstanding under the line, and we do not foresee that we will need to draw down under the line during its term.* Therefore, we do not believe that this default will have a material impact on us.*

In January 2004 we terminated the $10.0 million revolving loan agreement with Fleet National Bank, which was also guaranteed by WPV, Inc. The guarantee was due to expire in March 2004.

After 2004, we expect that cash flow from operations will continue to be our primary source of funds for the next several years.* Again, this will require us to achieve certain levels of sales. If the Company is unable to achieve sufficient levels of cash flow from operations, the Company may seek other sources of debt or equity financing, or may be required to reduce expenses. Reducing the Company’s expenses could adversely affect its operations by reducing the resources available for sales, marketing, research or development efforts. We cannot assure you that we will be able to secure additional debt or equity financing on acceptable terms.

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

(dollars in thousands)	Total	Less than 1 year	2 - 3 years	4 - 5 years	Thereafter [1].

Lease termination agreement	$1,760	$1,760	$—	$—	$—
Non-cancelable operating leases	10,107	940	1,880	1,880	5,407
Minimum royalty payments	1,650	150	300	300	900

Total	$13,517	$2,850	$2,180	$2,180	$6,307

1.	Non-cancelable operating leases expires December 31, 2013. Minimum royalty payments expire in 2014.

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

The terms of the transaction were determined through arms’ length negotiations between NSC and us, in which Dr. Merzenich did not participate. We received an initial payment of $500,000 and will be entitled to a 2% to 4% royalty on future products of NSC that use the licensed technology. We were also issued 1,772,727 shares of Series A Preferred Stock in NSC. Because NSC is a start-up venture, the shares of which are not actively traded, in our financial statements we have assigned a value of zero to the NSC shares we received.

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

Revenue Recognition

We derive revenue from the sale of licenses to our software and from service and support fees. Software license revenue is recognized in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 (SOP 97-2). SOP 97-2 provides specific industry guidance and four basic criteria, which must be met to recognize revenue. These are: 1) persuasive evidence of an arrangement; 2) delivery of the product; 3) a fixed or determinable fee; and 4) the probability that the fee will be collected.
Sales to our school customers typically include multiple elements (e.g. Fast ForWord software licenses, Progress Tracker, our Internet-based participant tracking service, support, training, implementation management, and other services). The Company allocates revenue to each element of a transaction based upon its fair value as determined in reliance on “vendor specific objective evidence” (“VSOE”). VSOE of fair value for each element of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is also measured by the renewal price.

The value of software licenses, services and support invoiced during a particular period is recorded as deferred revenue until recognized. Deferred revenue is recognized as revenue as discussed below.

Revenue from the licensing of software is recognized as follows: 1) for licenses purchased with Progress Tracker, because the Company has not established VSOE for Progress Tracker, revenue is recognized ratably over the contractual life of the longest undelivered element, typically support and the period of Progress Tracker access, 2) for individual participant licenses, revenue is recognized over the average duration of the product’s use, typically 6 weeks; 3) for perpetual licenses that are not purchased with Internet-based services, revenue is recognized at the later of product shipment or the contract start date, provided that the other criteria stated above are met, and 4) for term licenses revenue is recognized ratably over the license term.

Service and support revenue is derived from a combination of on-site and remote training, implementation, technical and professional services and customer support. Revenue from services sold with license arrangements that include Progress Tracker is recognized ratably over the contractual term of the longest undelivered element purchased, typically support. Revenue from services sold with license arrangements that do not include Progress Tracker, sold alone, or sold only with support is recognized as delivered. Revenue from support is recognized over the contractual support period.

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

On an ongoing basis, we evaluate the net realizable value of the capitalized software development cost by estimating the future revenue to be generated from the product and compare this estimate to the unamortized cost of the product. At December 31, 2003 future revenues from sale of products for which development costs remain on the balance sheet are anticipated to exceed the $743,000 of unamortized development costs.

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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

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

As discussed in Note 2 to the accompanying financial statements, the Company has restated its financial statements for the three years ended December 31, 2003.

/s/ERNST & YOUNG LLP

Walnut Creek, California
February 6, 2004 except as to the effects of the restatement as described in Note 2, as to which the date is February 11, 2005

Scientific Learning Corporation
Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2003	2002
	Restated	Restated
Assets
Current assets:
Cash and cash equivalents	$3,648	$4,613
Accounts receivable, net of allowance for doubtful accounts $139 and $270 at December 31, 2003 and 2002, respectively	5,117	4,867
Prepaid expenses and other current assets	1,144	1,340

Total current assets	9,909	10,820

Property and equipment, net	537	1,198
Notes receivable from current and former officers	3,114	3,114
Other assets	2,037	3,399

Total assets	$15,597	$18,531

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$481	$287
Accrued liabilities	3,875	5,411
Deferred revenue	16,884	16,001

Total current liabilities	21,240	21,699

Borrowings under bank line of credit	—	5,000
Deferred revenue, long-term	2,616	2,711
Other liabilities	285	484

Total liabilities	24,141	29,894

Commitments

Stockholders’ deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized, 16,150,551 and 15,879,083 shares issued and outstanding at December 31, 2003 and 2002, respectively	74,460	73,771
Accumulated deficit	(83,004)	(85,134)

Stockholders’ deficit:	(8,544)	(11,363)

Total liabilities and stockholders’ deficit	$15,597	$18,531

See accompanying notes.

Scientific Learning Corporation
Statement of Operations
(In thousands, except share and per share amounts)

	Year ended December 31,
	2003	2002	2001
	Restated	Restated	Restated
Revenues:
Products	$24,491	$17,879	$11,702
Service and support	5,425	3,958	3,023

Total revenues	29,916	21,837	14,725

Cost of revenues:
Cost of products	2,127	2,109	1,857
Cost of service and support	3,872	1,502	2,402

Total cost of revenues	5,999	3,611	4,259

Gross profit	23,917	18,226	10,466

Operating expenses:
Sales and marketing	12,961	14,554	19,701
Research and development	3,500	2,985	3,390
General and administrative	4,529	4,776	6,348
Restructuring charges	(7)	3,365	2,608

Total operating expenses	20,983	25,680	32,047

Operating income (loss)	2,934	(7,454)	(21,581)

Other income from related party	448	—	—
Interest expense, net	(1,209)	(1,332)	(1,053)
Other income (expense), net	—	91	21

Net income (loss) before income tax provision	2,173	(8,695)	(22,613)

Income tax provision	43	—	—

Net income (loss)	$2,130	$(8,695)	$(22,613)

Basic net income (loss) per share:	$0.13	$(0.56)	$(1.92)

Shares used in computing basic net income (loss)	16,006,565	15,641,849	11,777,415

Diluted net income (loss) per share:	$0.13	$(0.56)	$(1.92)

Shares used in computing diluted net income (loss)	16,908,361	15,641,849	11,777,415

Certain 2001 and 2002 items have been reclassified to conform to the presentation adopted in 2003.
See accompanying notes.

Scientific Learning Corporation

Statements of Stockholders’(Deficit) Equity
(In thousands, except share amounts)
Restated

	Common Stock		Deferred	Accumulated	Total Stockholders’
	Shares	Amount	Compensation	Deficit	(Deficit) Equity
Balances at December 31, 2000	11,336,380	$64,179	$(72)	$(53,826)	$10,281
Issuance of common stock under stock option plan	7,395	29	—	—	29
Issuance of common stock under employee stock purchase plan	131,844	373	—	—	373
Issuance of common stock in a private placement, net of offering costs	4,000,000	4,964	—	—	4,964
Issuance of common stock warrants in connection with guarantee of line of credit	—	3,647	—	—	3,647
Amortization of deferred compensation	—	—	72	—	72
Net loss and comprehensive loss	—	—	—	(22,613)	(22,613)

Balance December 31, 2001	15,475,619	73,192	—	(76,439)	(3,247)
Issuance of common stock under stock option plan	274,471	318	—	—	318
Issuance of common stock under employee stock purchase plan	116,861	119	—	—	119
Compensation charge relating to granting of common stock options	—	122	—	—	122
Stock issue in exchange for services	12,132	20	—	—	20
Net loss and comprehensive loss	—	—	—	(8,695)	(8,695)

Balance December 31, 2002	15,879,083	73,771	—	(85,134)	(11,363)
Issuance of common stock under stock option plan	207,438	264	—	—	264
Issuance of common stock under employee stock purchase plan	52,912	180	—	—	180
Compensation charge relating to granting of common stock options	—	198	—	—	198
Stock issue in exchange for services	11,118	47	—	—	47
Net income and comprehensive income	—	—	—	2,130	2,130

Balance December 31, 2003	16,150,551	$74,460	$—	$(83,004)	$(8,544)

See accompanying notes

Scientific Learning Corporation
Statement of Cash Flows
(In thousands)

	Year ended December 31,
	2003	2002	2001
	Restated	Restated	Restated
Operating Activities:

Net income (loss)	$2,130	$(8,695)	$(22,613)

Adjustments to reconcile net income (loss) to cash provided by operating activities:

Depreciation	721	1,082	1,262
Amortization of software development costs	617	718	553
Amortization of deferred financing costs	1,215	1,216	984
Stock based compensation	245	142	72
Asset impairment write downs	—	50	360
Changes in operating assets and liabilities:
Accounts receivable	(250)	887	(1,029)
Prepaid expenses and other current assets	428	(52)	121
Accounts payable	194	(157)	(704)
Accrued liabilities	(1,339)	1,814	2,071
Deferred revenues	788	6,515	6,313
Other liabilities	(199)	197	123

Net cash provided by (used in) operating activities	4,550	3,717	(12,487)

Investing Activities:
Sale of government securities	—	1,169	6,498
Purchases of property and equipment, net	(256)	(124)	(1,445)
Notes receivable from current and former officers	—	—	(3,114)
Increase in capitalized software development costs	—	(116)	(1,153)
(Increase) decrease in other non-current assets	(703)	(80)	126

Net cash (used in) provided by investing activities	(959)	849	912

Financing Activities:
Proceeds from issuance of common stock, net	444	437	5,367
Borrowings under bank line of credit	2,000	4,000	14,000
Repayments of borrowings under bank line of credit	(7,000)	(9,000)	(4,000)

Net cash (used in) provided by financing activities	(4,556)	(4,563)	15,367

(Decrease) increase in cash and cash equivalents	(965)	3	3,792

Cash and cash equivalents at beginning of year	4,613	4,610	818

Cash and cash equivalents at end of year	$3,648	$4,613	$4,610

Supplemental disclosure
Interest paid	$134	$294	$432

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock warrants in connection with guarantee of line of credit	$—	$—	$3,647

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

Revenue Recognition

We derive revenue from the sale of licenses to our software and from service and support fees. Software license revenue is recognized in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 (SOP 97-2). SOP 97-2 provides specific industry guidance and four basic criteria, which must be met to recognize revenue. These are: 1) persuasive evidence of an arrangement; 2) delivery of the product; 3) a fixed or determinable fee; and 4) the probability that the fee will be collected.
Sales to our school customers typically include multiple elements (e.g. Fast ForWord software licenses, Progress Tracker, our Internet-based participant tracking service, support, training, implementation management, and other services). The Company allocates revenue to each element of a transaction based upon its fair value as determined in reliance on “vendor specific objective evidence” (“VSOE”). VSOE of fair value for each element of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is also measured by the renewal price.

The value of software licenses, services and support invoiced during a particular period is recorded as deferred revenue until recognized. Deferred revenue is recognized as revenue as discussed below.

Revenue from the licensing of software is recognized as follows: 1) for licenses purchased with Progress Tracker, because the Company has not established VSOE for Progress Tracker, revenue is recognized ratably over the contractual life of the longest undelivered element, typically support and the period of Progress Tracker access, 2) for individual participant licenses, revenue is recognized over the average duration of the product’s use, typically 6 weeks; 3) for perpetual licenses that are not purchased with Internet-based services, revenue is recognized at the later of product shipment or the contract start date, provided that the other criteria stated above are met, and 4) for term licenses revenue is recognized ratably over the license term.

Service and support revenue is derived from a combination of on-site and remote training, implementation, technical and professional services and customer support. Revenue from services sold with license arrangements that include Progress Tracker is recognized ratably over the term of the longest undelivered element purchased, typically support. Revenue from services sold with license arrangements that do not include Progress Tracker, sold alone, or sold only with support is recognized as delivered. Revenue from support is recognized over the contractual support period.

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

Software Development Costs

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards (“FAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. In 2003, costs incurred subsequent to the establishment of technological feasibility were not significant, and were charged to research and development expense. The Company capitalized $116,000 of software development costs for the year ended December 31, 2002. Software costs are amortized to cost of revenues over the estimated useful life of the software, which is three years: amortization was $617,000, $718,000 and $553,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Long-Lived Assets

The Company regularly reviews the carrying value of long-lived assets. We continually make estimates regarding the probability of repayment, future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

Accounting for Stock-Based Compensation

The Company accounts for stock issued to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under APB 25, compensation expense of fixed stock options is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the option. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

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

Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black Scholes valuation model, the Company’s pro forma net income (loss) and basic and diluted net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
	Restated	Restated	Restated
Net income (loss), as reported	$2,130	$(8,695)	$(22,613)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,465)	(2,472)	(3,066)

Net income (loss) per share	$665	$(11,167)	$(25,679)

Basic, as reported	$0.13	$(0.56)	$(1.92)

Diluted, as reported	$0.13	$(0.56)	$(1.92)

Basic, pro forma	$0.04	$(0.71)	$(2.18)

Diluted, pro forma	$0.04	$(0.71)	$(2.18)

The pro forma impact of options on the net income (loss) for the years ended December 31, 2003, 2002 and 2001, is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

Notes to Financial Statements – (continued)

Advertising

Advertising costs are expensed as incurred. Advertising expense was $1,000, $4,000 and $61,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

The following table sets forth the computation of net income (loss) per share (in thousands, except share and per share data):

	Year Ended December 31,
	2003	2002	2001
	Restated	Restated	Restated
Net income (loss)	$2,130	$(8,695)	$(22,613)

Weighted average shares used in calculation of basic net income (loss) per share	16,006,565	15,641,849	11,777,415
Effect of dilutive securities:
Employee stock options	901,796	—	—

Weighted-average diluted common share	16,908,361	15,641,849	11,777,415

Net income (loss) per common share- basic :	$0.13	$(0.56)	$(1.92)

Net income (loss) per common share- diluted:	$0.13	$(0.56)	$(1.92)

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

Notes to Financial Statements — (continued)

Reclassifications

Certain revenue and cost of revenue items from prior years have been reclassified to conform to the current presentation.

2. Restatement

The Company has restated its previously reported balance sheets as of December 31, 2003 and 2002 and its statements of operations, stockholders’ (deficit) equity and cash flows for the years ended December 31, 2003, 2002 and 2001. This restatement reflects a correction in the Company’s method of accounting for the recognition of revenue from most of its K-12 school contracts.

The restatement of revenue resulted from a re-evaluation of our treatment of multiple-element sales from fiscal 2000 onwards.

Perpetual licenses sold requiring Internet access to function:

The Company had historically recognized revenues from services and shrink wrapped product as delivered. Upon review, as the perpetual licenses required Internet access and since VSOE did not exist for the Internet access service, all of the revenue under these arrangements should have been recognized ratably over the longest contractual term stated in the arrangements, in accordance with paragraphs 12 and 58(a) of SOP 97-2.

Perpetual licenses sold after July 2003 bundled with services and the Company’s Internet reporting application (Progress Tracker):

The Company had historically recognized revenue associated with the perpetual software license ratably over a one year period irrespective of whether or not the Progress Tracker arrangement was for a one year period or longer. Services and shrink wrapped product revenues were recorded as delivered. As there was no VSOE for Progress Tracker, all revenue, including services and shrink wrapped product should have been recognized ratably over the longest contractual period stated in the arrangement (generally the Progress Tracker period that ranges between 1 and 5 years).

Term-based licenses sold with other elements:

Term-based licenses and associated maintenance had been appropriately recorded over the contractual terms. However, the Company had historically recognized the revenue associated with the services and shrink-wrapped product included in these arrangements as these services and products were delivered. Since the Company did not have VSOE for the PCS element in these term arrangements (as it is never sold separately), the revenue for the services and shrink wrapped product should have also been recognized ratably over the contractual license terms in accordance with paragraph 12 of SOP 97-2 because VSOE did not exist to allow the allocation of revenue to the various elements included in the arrangement.

As a result of the restatement of the timing of revenue recognition for these matters the Company has also restated the timing of certain direct costs of products including royalties and the timing of capitalized software amortization commission expense and income tax provisions.

The following tables summarize the changes to the balance sheets at December 31, 2003 and 2002 and the statements of operations for the years ended December 31, 2003, 2002 and 2001.

Scientific Learning Corporation
Balance Sheet
(In thousands, except share and per share amounts)

	December 31,		December 31,
	2003		2003
	As reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$3,648		$3,648
Accounts receivable, net of allowance for doubtful accounts of $139 at December 31, 2003	5,117		5,117
Prepaid expenses and other current assets	1,134	10	1,144

Total current assets	9,899		9,909

Property and equipment, net	537		537
Notes receivable from current and former officers	3,114		3,114
Other assets	2,004	33	2,037

Total assets	$15,554		$15,597

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$481		$481
Accrued liabilities	3,832	43	3,875
Deferred revenue	16,233	651	16,884

Total current liabilities	20,546		21,240
Borrowings under bank line of credit	—
Deferred revenue, long-term	1,289	1,327	2,616
Other liabilities	285		285

Total liabilities	22,120		24,141

Commitments

Stockholders’ deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—		—
Common stock, $0.001 par value; 40,000,000 shares authorized, 16,150,551 shares issued and outstanding at December 31, 2003	74,460		74,460
Accumulated deficit	(81,026)	(1,978)	(83,004)

Stockholders’ deficit:	(6,566)		(8,544)

Total liabilities and stockholders’ deficit	$15,554		$15,597

Scientific Learning Corporation
Balance Sheet
(In thousands, except share and per share amounts)

	December 31,		December 31,
	2002		2002
	As reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$4,613		$4,613
Accounts receivable, net of allowance for doubtful accounts of $270 at December 31, 2002	4,867		4,867
Prepaid expenses and other current assets	1,340		1,340

Total current assets	10,820		10,820

Property and equipment, net	1,198		1,198
Notes receivable from officers	3,114		3,114
Other assets	3,511	(112)	3,399

Total assets	$18,643		$18,531

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$287		$287
Accrued liabilities	5,411		5,411
Deferred revenue	13,433	2,568	16,001

Total current liabilities	19,131		21,699

Borrowings under line of credit	5,000		5,000
Deferred revenue, long-term	2,151	560	2,711
Other liabilities	484		484

Total liabilities	26,766		29,894

Commitments

Stockholders’ deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—		—
Common stock, $0.001 par value; 40,000,000 shares authorized, 15,879,083 shares issued and outstanding at December 31, 2002	73,771		73,771
Accumulated deficit	(81,894)	(3,240)	(85,134)

Stockholders’ deficit:	(8,123)		(11,363)

Total liabilities and stockholders’ deficit	$18,643		$18,531

\

SCIENTIFIC LEARNING CORPORATION
STATEMENT OF OPERATIONS
(In thousands, except share and per share amounts)

	Year ended		Year ended
	December 31, 2003		December 31, 2003
	As reported	Adjustments	Restated
Revenues:

Products	$23,225	$1,266	$24,491
Service and support	5,471	(46)	5,425

Total revenues	28,696		29,916

Cost of revenues:

Cost of products	2,217	(90)	2,127
Cost of service and support	3,867	5	3,872

Total cost of revenues	6,084		5,999

Gross profit	22,612		23,917

Operating expenses:

Sales and marketing	12,961		12,961
Research and development	3,500		3,500
General and administrative	4,529		4,529
Restructuring	(7)		(7)

Total operating expenses	20,983		20,983

Operating income	1,629		2,934

Other income from related party	448		448
Interest expense, net	(1,209)		(1,209)

Net income before income tax provision	868		2,173
Income tax provision		43	43

Net income	$868		$2,130

Basic net income per share:	$0.05		$0.13

Shares used in computing basic net income	16,006,565		16,006,565

Diluted net income per share:	$0.05		$0.13

Shares used in computing diluted net income	16,908,361		16,908,361

SCIENTIFIC LEARNING CORPORATION
STATEMENT OF OPERATIONS
(In thousands, except share and per share amounts)

	Year ended		Year ended
	December 31, 2002		December 31, 2002
	As reported	Adjustments	Restated
Revenues:

Products	$16,917	$962	$17,879
Service and support	3,369	589	3,958

Total revenues	20,286		21,837

Cost of revenues:

Cost of products	1,979	130	2,109
Cost of service and support	1,499	3	1,502

Total cost of revenues	3,478		3,611

Gross profit	16,808		18,226

Operating expenses:

Sales and marketing	14,554		14,554
Research and development	2,985		2,985
General and administrative	4,776		4,776
Restructuring	3,365		3,365

Total operating expenses	25,680		25,680

Operating loss	(8,872)		(7,454)

Interest expense, net	(1,332)		(1,332)
Other income, net	91		91

Net loss	$(10,113)		$(8,695)

Basic and diluted net loss per share:	$(0.65)		$(0.56)

Shares used in computing basic and diluted net loss per share	15,641,849		15,641,849

SCIENTIFIC LEARNING CORPORATION
STATEMENT OF OPERATIONS
(In thousands, except share and per share amounts)

	Year ended		Year ended
	December 31, 2001		December 31, 2001
	As reported	Adjustments	Restated
Revenues:

Products	$14,109	$(2,407)	$11,702
Service and support	3,780	(757)	3,023

Total revenues	17,889		14,725

Cost of revenues:

Cost of products	1,690	167	1,857
Cost of service and support	2,395	7	2,402

Total cost of revenues	4,085		4,259

Gross profit	13,804		10,466

Operating expenses:

Sales and marketing	19,701		19,701
Research and development	3,390		3,390
General and administrative	6,348		6,348
Restructuring	2,608		2,608

Total operating expenses	32,047		32,047

Operating income	(18,243)		(21,581)

Interest expense, net	(1,053)		(1,053)
Other income, net	21		21

Net loss	$(19,275)		$(22,613)

Basic and diluted net loss per share:	$(1.64)		$(1.92)

Shares used in computing basic and diluted net loss per share	11,777,415		11,777,415

Notes to Financial Statements  -  (continued)

3. Restructuring, Lease and Asset Impairment Write Downs

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

The following table sets forth the restructuring activity during the year ended December 31, 2003 (dollar in thousands).

	Accrued restructuring				Accrued restructuring
	costs, December 31,	Restructuring	Asset		costs, December 31,
	2002	charges	write-down	Cash paid	2003

Lease obligation	$3,005	$154	$—	$(1,386)	$1,773
Asset write-down	—	196	(196)	—	—
Severance benefits	509	—	—	(509)	—

Total	$3,514	$350	$(196)	$(1,895)	$1,773

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

The following table sets forth the restructuring activity during the year ended December 31, 2002 (in thousands).

	Accrued restructuring costs,			Accrued restructuring costs,
	December 31, 2001	Restructuring Charges	Cash paid	December 31, 2002

Lease obligation	$1,458	$2,306	$(759)	$3,005
Severance benefits	82	1,059	(632)	509

Total	$1,540	$3,365	$(1,391)	$3,514

Notes to Financial Statements  –  (continued)

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2003	2002
	Restated
Prepaid expenses	$791	$1,070
Deferred financing	232	—
Product inventory	109	223
Other receivables	12	47

	$1,144	$1,340

5. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2003	2002

Computer equipment	$3,978	$4,233
Office furniture and equipment	1,403	1,439
Leasehold improvements	432	577

	5,813	6,249
Less accumulated depreciation	(5,276)	(5,051)

	$537	$1,198

6. Notes Receivable from Current and Former Officers

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

Notes to Financial Statements – (continued)

7. Other Assets

Other Assets consist of the following (in thousands):

	December 31,
	2003	2002

	Restated	Restated
Software development cost	$3,089	$3,089
Less accumulated amortization	(2,346)	(1,728)

Software development costs, net	743	1,361
Deferred financing cost, net	—	1,447
Other non current assets	1,294	591

	$2,037	$3,399

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2003	2002

	Restated
Accrued restructuring costs	$1,773	$3,514
Accrued vacation	831	684
Accrued commissions and bonus	930	911
Other accrued liabilities	341	302

	$3,875	$5,411

9. Bank Line of Credit

In 2001, the Company entered into a revolving loan agreement with a bank for an unsecured revolving credit facility in the amount of $15 million expiring June 30, 2004. In October 2003, the credit facility was reduced to $10 million, because the Company did not believe that it needed the full amount of the facility during its remaining term. Borrowings under the loan agreement bear interest at the election of the Company at the rate of LIBOR plus one percent or the bank’s “Base Rate.” WPV, Inc., an affiliate of Warburg, Pincus Ventures, a significant stockholder of the Company, has provided an unlimited guarantee for the facility. The guarantee would have expired in March 2004. As of December 31, 2003, no borrowings were outstanding under the line of credit.

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

Notes to Financial Statements  – (continued)

10. Income Tax

The Company recorded a tax provision of $43,000 relating to the U.S. federal alternative minimum tax for the year ended December 31,2003. The Company has made no provisions for U.S. federal, U.S. state or foreign income taxes for the years ended December 31, 2002 and 2001 as the Company has incurred tax losses in all periods prior to 2003 and for all jurisdictions.

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows, (in thousands):

	2003	2002

	Restated	Restated
Deferred tax assets:

Net operating loss carryforwards	26,272	26,112
Restructuring reserve	710	506
Capitalized software and development costs	698	670
Deferred revenue	1,008	2,111
Research credit carryforwards	811	715
Other	941	683

Total deferred tax assets	30,440	30,797
Valuation allowance	(30,440)	(30,797)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased from December 31, 2002 to December 31, 2003 in the amount of $358,000.

As of December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $72,415,000, which expire in the years 2011 through 2023 and federal research tax credits of approximately $489,000, which expire in the years 2011 through 2023. The Company also had net operating loss carryforwards for state income tax purposes of approximately $27,508,000 expiring in the years 2004 through 2013 and state research tax credits of approximately $322,000 which carry forward indefinitely.

Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitation provided by the Internal Revenue Code and a similar state provision. Such an annual limitation could result in the expiration of the net operating loss carryfowards before utilization.

11. Stockholders’ Deficit

Common Stock

At December 31, 2003, the Company had reserved shares of common stock for future issuance as follows:

Stock Options outstanding	3,045,027
Stock Options available for future grants	652,197
Employee stock purchase plan	304,143
Common stock warrants	1,382,222

5,383,589

Notes to Financial Statements – (continued)

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

Notes to Financial Statements – (continued)

A summary of the Company’s stock option activity under the plans is as follows:

	Outstanding Options
		Weighted-
		Average
		Exercise
	Number of	Price Per
	Shares	Share

Outstanding at December 31, 2000	1,618,274	$11.34
Granted	438,826	3.62
Exercised	(7,395)	3.91
Canceled	(396,539)	10.73

Outstanding at December 31, 2001	1,653,166	9.47
Granted	2,239,290	1.36
Exercised	(274,471)	1.15
Canceled	(628,681)	9.35
Outstanding at December 31, 2002	2,989,304	4.20
Granted	501,834	3.08
Exercised	(207,445)	1.27
Canceled	(238,666)	9.85

Outstanding at December 31, 2003	3,045,027	$3.76

Vested and exercisable	1,417,970

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2003:

				Vested and
	Outstanding			Exercisable
		Weighted-	Weighted-		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
	Number of	Price Per	Contractual	Number of	Price Per
Price Range	Shares	Share	Life (Years)	Shares	Share

$0.2600 - $1.3900	1,517,564	$1.37	8.36	424,313	$1.34
$1.4000 - $6.1250	1,164,304	$3.35	7.89	640,643	$3.68
$6.2500 - $39.8750	363,149	$15.11	5.74	353,014	$15.23

	3,045,027			1,417,970

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

12. Commitments

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

The agreement also provides for additional royalties and milestone payments based upon revenues from products using the licensed technology. Royalty and milestone expenses were $898,000, $723,000 and $635,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and are included in cost of revenues. All milestone payments required under the license have now been paid. Annual minimum guaranteed royalty payments are $150,000.

If the Company loses or is unable to maintain the license agreement during the term of the underlying patents, it would materially harm its business. The university may terminate the license agreement if the Company fails to perform or violates its terms without curing the violation within 60 days of receiving written notice of the violation.

13. Guarantees

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

14. Employee Retirement and Benefit Plan

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The Company does not presently match contributions by plan participants.

15. Related Party Transaction

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

The rights were acquired by NSC for a combination of cash, stock and future royalties. NSC paid $500,000 cash, of which $448,000 was recognized at December 31, 2003. The balance will be recognized over the next nine months as services are provided to NSC. Amounts received to date and any future receipts are being reported as other income as the Company does not consider the sale of these rights to be part of its recurring operations. Under the agreement, the Company will receive net royalties between 2% to 4% on products sold by NSC that use the Company’s patents or software. We did not record a value for the 1.8 million shares of NSC received in the transaction, because NSC is a private start-up venture, the shares of which have no determinable value.

Notes to Financial Statements – (continued)

16. Subsequent Events

On January 30, 2004 the Company entered into a revolving line of credit agreement with Comerica Bank. The line totals $7.0 million through July 22, 2004; after that date, the maximum that can be borrowed under the agreement is $5.0 million. The line expires on January 14, 2005. Borrowing under the line of credit bears interest at prime plus 0.5%, currently 4.5%. The facility is partially secured by a letter of credit provided by WPV, Inc., an affiliate of Warburg, Pincus Ventures, a significant stockholder of the Company. The letter of credit is for $4.0 million through May 30, 2004 and $3.0 million from May 31, 2004 to July 30, 2004. The non-guaranteed portion of the line is subject to limitations based on the Company’s accounts receivable balance. To further secure the line the Company granted Comerica a security interest in all of our assets other than our intellectual property, and agreed not to restrict our ability to grant a security interest in our intellectual property.

On January 15, 2004, the Company terminated its $10.0 million revolving loan agreement with Fleet National Bank. This line of credit was also guaranteed by WPV, Inc. The guarantee was due to expire in March 2004.

17. Subsequent Event (unaudited)

We have a line of credit with Comerica Bank totaling $5.0 million, which expires on July 14, 2005. The line is subject to limitations based on our accounts receivable balance. Borrowings under the line are subject to various covenants, which may limit or financial and operating flexibility. The need to restate our historical financial statements constitutes an event of default under our agreement with Comerica. This event of default entitles Comerica to decline to advance additional funds under the line.

18. Interim Financial Information (unaudited)

Quarterly financial data (in thousands, except per share amounts)

	2003
	Quarter ended		Quarter ended		Quarter ended		Quarter ended		Total
	March 31		June 30		Sept 30		Dec 31		2003
	Previously		Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
Total revenues	6,377	6,583	7,357	8,074	8,017	8,293	6,945	6,966	28,696	29,916

Gross profit	4,994	5,158	5,846	6,630	6,372	6,724	5,400	5,405	22,612	23,917

Net income (loss)	(610)	(454)	(56)	745	1,289	1,678	245	162	868	2,130

Net income (loss) per share:
Basic	(0.04)	(0.03)	0.00	0.05	0.08	0.10	0.02	0.01	0.05	0.13

Diluted	(0.04)	(0.03)	0.00	0.04	0.08	0.10	0.01	0.01	0.05	0.13

	2002
	Quarter ended		Quarter ended		Quarter ended		Quarter ended		Total
	March 31		June 30		Sept 30		Dec 31		2002
	Previously		Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
Total revenues	3,184	4,046	4,449	4,520	6,396	6,755	6,257	6,516	20,286	21,837

Gross profit	2,511	3,235	3,583	3,644	5,374	5,742	5,340	5,605	16,808	18,226

Net loss	(3,862)	(3,204)	(2,926)	(2,917)	(450)	(40)	(2,875)	(2,534)	(10,113)	(8,695)

Net loss per share:
Basic	(0.25)	(0.21)	(0.19)	(0.19)	(0.03)	(0.00)	(0.18)	(0.16)	(0.65)	(0.56)

Diluted	(0.25)	(0.21)	(0.19)	(0.19)	(0.03)	(0.00)	(0.18)	(0.16)	(0.65)	(0.56)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K/A, is recorded, processed, summarized and reported within the required time periods. These procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the Original Form 10-K, as required under Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003.

In December 2004, the management of the Company and the Audit Committee of the Company’s Board of Directors concluded that the Company should correct its revenue recognition method for most of the Company’s K-12 school contracts. As a result, the Company is restating its historical financial statements for the period from 2000 through June 30, 2004. This restatement is described in more detail in Note 2 to the Financial Statements.

This correction in the Company’s revenue recognition treatment reflects a correction in the Company’s application of AICPA Statement of Position 97-2, “Software Revenue Recognition” (as amended by Statement of Position 98-9) to these historical transactions. Controls over the application of accounting policies are within the scope of internal controls. Therefore, management has concluded that there was a material weakness in the Company’s internal controls, as defined by the Public Company Accounting Oversight Board.

In connection with the filing of this Form 10-K/A Report, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003. Solely because of the revenue recognition issue discussed above, the Company’s Chief Executive Officer and Chief Financial Officer have now concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2003.

The Company has reflected the revised revenue recognition treatment in this Form 10-K/A and Forms 10-Q/A for the first and second quarters of 2004. We are in the process of evaluating what changes should be made in our internal controls over financial reporting with respect to revenue recognition. Except for these changes, for the year ended December 31, 2003, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As a result, there can be no assurance that a control system will succeed in preventing all possible instances of error and fraud. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the conclusions of our Chief Executive Officer and the Chief Financial Officer are made at the “reasonable assurance” level.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item concerning the independent auditor’s fees and services is set forth under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report:

(1) Financial Statements

Independent Registered Public Accounting Firm’s Report
Restated Balance Sheet – December 31, 2003 and 2002
Restated Statement of Operations – Years Ended December 31, 2003, 2002 and 2001
Restated Statements of Stockholders’ (Deficit) Equity – Years Ended December 31, 2003, 2002 and 2001
Restated Statement of Cash Flows – Years Ended December 31, 2003, 2002 and 2001
Notes to the Financial Statements

(2) Financial Statement Schedules

As required under Item 8, Financial Statements and Supplementary Data, the financial statement schedule of the Company is provided in this separate section. The financial statement schedule included in this section is as follows:

Schedule II – Valuation and Qualifying Accounts
(in thousands)

Valuation and Qualifying Accounts which are deducted in the Balance Sheet from the assets to which they apply:

Allowance for Doubtful Accounts Years ended December 31

		Charges to
	Opening	Operating	Charges to		Closing
	Balance	Expenses	Allowance[1]	Deductions	Balance
2003:	$270	$0	$89	$(220)	$139
2002:	$248	$19	$309	$(306)	$270
2001:	$241	$130	$239	$(362)	$248

[1]	The Company invoiced certain customers whose accounts were deemed potentially uncollectible. As such, the accounts were entirely reserved for and no amounts were recognized as revenue.

(3)	Exhibits

Exhibit No.	Description of Document
3.3(1)	Restated Certificate of Incorporation.

3.4 (20)	Amended and Restated Bylaws.

4.1(1)	Reference is made to Exhibits 3.3 and 3.4.

4.2(2)	Amended and Restated Registration Rights Agreement, dated as of December 31, 1998.

4.3(1)	Specimen Stock Certificate.

4.4(3)	Amendment No. 1 by and among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., effective as of March 9, 2001 to Amended and Restated Registration Rights Agreement entered into as of December 30, 1998

4.5(9)	Amendment No. 2 By and Among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., Effective as of November 30, 2001 to Amended and Restated Registration Rights Agreement Entered Into as of December 30, 1998

10.1(1)*	Form of Indemnity Agreement with each of our directors and executive officers.

10.2(14)*	1999 Equity Incentive Plan, as amended.

10.3(14)*	Forms of Stock Option Grant Notice, Stock Option Agreement and Stock Award Agreement under the Incentive Plan.

10.4(14)*	1999 Non-Employee Directors’ Stock Option Plan, as amended.

10.5(14)*	Forms of Nonstatutory Stock Option Agreements under the Non-Employee Directors’ Stock Option Plan

10.6(14)*	1999 Employee Stock Purchase Plan, as amended.

10.8(14)*	Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan.

10.9 (21)	Loan and Security Agreement dated as of January 15, 2004 by and between Scientific Learning Corporation and Comerica Bank

10.10 (21)	Reimbursement and Security Agreement dated as of January 15, 2004 by and between Scientific Learning Corporation and WPV, Inc.

10.11 (21)	Intercreditor Agreement dated as of January 15, 2004 by and between Comerica Bank and WPV, Inc

10.13(1)†	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California.

10.14 (22)	Amendment No. 3 to Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California, amending the agreement filed as Exhibit 10.13.

10.15(1)	Securities Purchase Agreement, dated September 24, 1996, with Warburg, Pincus Ventures, L.P.

10.16 (23)	Lease, dated as of October 1, 2003, with Rotunda Partners II

10.17 (24)	Lease Termination Agreement, dated as of October 1, 2003, with Rotunda Partners II

10.18(4)	Revolving Loan Agreement dated as of March 9, 2001 by and between Scientific Learning Corporation and Fleet National Bank

10.19(5)	Agreement to Issue Warrant and Grant of Security Interest dated as of March 9, 2001 by and between Scientific Learning Corporation and WPV, Inc.

10.20(6)	Warrant to Purchase 1,375,000 Shares of Common Stock of Scientific Learning Corporation

10.21(7)*	Loan agreements, promissory notes and pledge agreements with each of Sheryle Bolton, Frank Mattson, Steve Miller, and James Mills

10.22(8)	Stock Purchase Agreement dated November 9, 2001 between Scientific Learning Corporation and Warburg Pincus Ventures, L.P.

10.23(10)*	Letter Agreement dated March 12, 2002 between the Company and Sheryle Bolton.

10.24(10)	First Amendment Agreement, dated March 26, 2002, between the Company and Fleet National Bank amending the agreement filed as Exhibit 10.18.

10.25(10)*	2002 Management Incentive Plan.

10.26(11)*	Employment Agreement dated as of May 31, 2002 by and between Scientific Learning Corporation and Robert C. Bowen

10.27(12)*	2002 CEO Option Plan

10.29(13)*	Milestone Equity Incentive Plan

10.30(13)*	2003 Management Incentive Plan

Exhibit No.	Description of Document
10.31 (15)	Second Amendment Agreement dated as of September 24, 2003, by and between Scientific Learning Corporation and Fleet National Bank, amending the agreement filed as Exhibit 10.18, which was previously amended by the First Amendment Agreement filed as Exhibit 10.24.

10.32(16)	Technology Transfer Agreement dated as of September 30, 2003 by and between the Company and Neuroscience Solutions Corporation (“NSC”).

10.33(17)	SLC License Agreement dated as of September 30, 2003 by and between the Company and NSC.

10.34(18)	NSC License Agreement dated as of September 30, 2003 by and between NSC and the Company.

10.35(19)	Services Agreement dated as of September 30, 2003 by and between the Company and NSC.

23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer (Section 302)

31.2	Certification of Chief Financial Officer (Section 302)

32.1	Certification of Chief Executive Officer (Section 906)

32.2	Certification of Chief Financial Officer (Section 906)

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-77133).

(2)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 1999 (SEC File No. 000-24547).

(3)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(4)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(5)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(6)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(7)	Incorporated by reference to Exhibit 10.20 previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 000-24547).

(8)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-24547).

(9)	Incorporated by reference to Exhibit 4.4 previously filed with the Company’s Form 8-K on December 7, 2001 (SEC File No. 000-24547).

(10)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2001 (SEC File No. 000-24547).

(11)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).

(12)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).

(13)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2002 (SEC File No. 000-24547).

(14)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2003 (SEC File No. 000-24547).

(15)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on October 3, 2003 (SEC File No. 000-24547).

(16)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).

(17)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).

(18)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).

(19)	Incorporated by reference to Exhibit 99.4 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).

(20)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).

(21)	Incorporated by reference to Exhibits previously filed with the Company’s Form 8-K on February 5, 2004 (SEC File No. 000-24547).

(22)	Incorporated by reference to Exhibit 10.36 previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).

(23)	Incorporated by reference to Exhibit 10.37 previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).

(24)	Incorporated by reference to Exhibit 10.38 previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).

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

On October 30, 2003, the Company filed a Report on Form 8-K furnishing its press release announcing its financial results for the quarter ended September 30, 2003 and the transcript of its conference call discussing those earnings.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC LEARNING CORPORATION

By	/s/ Robert C. Bowen	February 10, 2005

Robert C. Bowen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Robert C. Bowen Robert C. Bowen	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2005

/s/ Jane A. Freeman Jane A. Freeman	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	February 10, 2005

/s/ Dr. Michael M. Merzenich Dr. Michael M. Merzenich	Director	February 10, 2005

/s/ Dr. Paula A. Tallal Dr. Paula A. Tallal	Director	February 10, 2005

/s/ Carleton A. Holstrom Carleton A. Holstrom	Director	February 10, 2005

/s/ Rodman W. Moorhead, III Rodman W. Moorhead, III	Director	February 10, 2005

/s/ Ajit Dalvi Ajit Dalvi	Director	February 9, 2005

/s/ Dr. Joseph Martin Dr. Joseph Martin	Director	February 10, 2005

/s/ Edward Vermont Blanchard, Jr. Edward Vermont Blanchard, Jr.	Director	February 7, 2005

David W. Smith	Director

Index to Exhibits
Exhibit No.	Description of Document
3.3(1)	Restated Certificate of Incorporation.

3.4 (20)	Amended and Restated Bylaws.

4.1(1)	Reference is made to Exhibits 3.3 and 3.4.

4.2(2)	Amended and Restated Registration Rights Agreement, dated as of December 31, 1998.

4.3(1)	Specimen Stock Certificate.

4.4(3)	Amendment No. 1 by and among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., effective as of March 9, 2001 to Amended and Restated Registration Rights Agreement entered into as of December 30, 1998

4.5(9)	Amendment No. 2 By and Among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., Effective as of November 30, 2001 to Amended and Restated Registration Rights Agreement Entered Into as of December 30, 1998

10.1(1)*	Form of Indemnity Agreement with each of our directors and executive officers.

10.2(14)*	1999 Equity Incentive Plan, as amended.

10.3(14)*	Forms of Stock Option Grant Notice, Stock Option Agreement and Stock Award Agreement under the Incentive Plan.

10.4(14)*	1999 Non-Employee Directors’ Stock Option Plan, as amended.

10.5(14)*	Forms of Nonstatutory Stock Option Agreements under the Non-Employee Directors’ Stock Option Plan

10.6(14)*	1999 Employee Stock Purchase Plan, as amended.

10.8(14)*	Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan.

10.9 (21)	Loan and Security Agreement dated as of January 15, 2004 by and between Scientific Learning Corporation and Comerica Bank

10.10 (21)	Reimbursement and Security Agreement dated as of January 15, 2004 by and between Scientific Learning Corporation and WPV, Inc.

10.11 (21)	Intercreditor Agreement dated as of January 15, 2004 by and between Comerica Bank and WPV, Inc

10.13(1)†	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California.

10.14 (22)	Amendment No. 3 to Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California, amending the agreement filed as Exhibit 10.13.

10.15(1)	Securities Purchase Agreement, dated September 24, 1996, with Warburg, Pincus Ventures, L.P.

10.16 (23)	Lease, dated as of October 1, 2003, with Rotunda Partners II

10.17 (24)	Lease Termination Agreement, dated as of October 1, 2003, with Rotunda Partners II

10.18(4)	Revolving Loan Agreement dated as of March 9, 2001 by and between Scientific Learning Corporation and Fleet National Bank

10.19(5)	Agreement to Issue Warrant and Grant of Security Interest dated as of March 9, 2001 by and between Scientific Learning Corporation and WPV, Inc.

10.20(6)	Warrant to Purchase 1,375,000 Shares of Common Stock of Scientific Learning Corporation

10.21(7)*	Loan agreements, promissory notes and pledge agreements with each of Sheryle Bolton, Frank Mattson, Steve Miller, and James Mills

10.22(8)	Stock Purchase Agreement dated November 9, 2001 between Scientific Learning Corporation and Warburg Pincus Ventures, L.P.

10.23(10)*	Letter Agreement dated March 12, 2002 between the Company and Sheryle Bolton.

10.24(10)	First Amendment Agreement, dated March 26, 2002, between the Company and Fleet National Bank amending the agreement filed as Exhibit 10.18.

10.25(10)*	2002 Management Incentive Plan.

10.26(11)*	Employment Agreement dated as of May 31, 2002 by and between Scientific Learning Corporation and Robert C. Bowen

10.27(12)*	2002 CEO Option Plan

10.29(13)*	Milestone Equity Incentive Plan

10.30(13)*	2003 Management Incentive Plan

10.31 (15)	Second Amendment Agreement dated as of September 24, 2003, by and between Scientific Learning Corporation and Fleet National Bank, amending the agreement filed as Exhibit 10.18, which was previously amended by the First Amendment Agreement filed as Exhibit 10.24.

10.32(16)	Technology Transfer Agreement dated as of September 30, 2003 by and between the Company and Neuroscience Solutions Corporation (“NSC”).

10.33(17)	SLC License Agreement dated as of September 30, 2003 by and between the Company and NSC.

10.34(18)	NSC License Agreement dated as of September 30, 2003 by and between NSC and the Company.

10.35(19)	Services Agreement dated as of September 30, 2003 by and between the Company and NSC.

23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer (Section 302)

31.2	Certification of Chief Financial Officer (Section 302)

32.1	Certification of Chief Executive Officer (Section 906)

32.2	Certification of Chief Financial Officer (Section 906)

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-77133).

(2)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 1999 (SEC File No. 000-24547).

(3)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(4)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(5)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(6)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(7)	Incorporated by reference to Exhibit 10.20 previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 000-24547).

(8)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-24547).

(9)	Incorporated by reference to Exhibit 4.4 previously filed with the Company’s Form 8-K on December 7, 2001 (SEC File No. 000-24547).

(10)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2001 (SEC File No. 000-24547).

(11)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).

(12)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).

(13)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2002 (SEC File No. 000-24547).

(14)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2003 (SEC File No. 000-24547).

(15)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on October 3, 2003 (SEC File No. 000-24547).

(16)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).

(17)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).

(18)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).

(19)	Incorporated by reference to Exhibit 99.4 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).

(20)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).

(21)	Incorporated by reference to Exhibits previously filed with the Company’s Form 8-K on February 5, 2004 (SEC File No. 000-24547).

(22)	Incorporated by reference to Exhibit 10.36 previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).

(23)	Incorporated by reference to Exhibit 10.37 previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).

(24)	Incorporated by reference to Exhibit 10.38 previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).

†	Certain portions of this exhibit have been omitted based upon confidential treatment granted by the Securities and Exchange Commission for portions of the referenced exhibit.
*Management contract or compensatory plan or arrangement.