Form 10-Q/A
period 2004-03-31
SCIENTIFIC LEARNING CORP
filed 2005-02-15
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding at April 30, 2004 was 16,159,747.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 14, 2004 (the “Original Form 10-Q”) to reflect the restatement of our balance sheets as of December 31, 2003 and March 31, 2004 and our statements of operations and cash flow for the three months ended March 31, 2003 and 2004. The restatement of these financial statements principally relates to a correction in our method of revenue recognition for most of our K-12 school contracts. This correction relates to our previously reported revenue and deferred revenue all periods included in this report. This correction is more fully described in Note 3 to the Condensed Financial Statements.

We have amended and restated in its entirety each item of the Original Form 10-Q that has been changed to reflect the restatement. These include Part I, Item 1 – Condensed Financial Statements, Item 2 – Management’s Discussion and Analysis, and Item 4 — Controls and Procedures.

Except as stated above, this Report speaks only as of the date of the Original Form 10-Q. Except as specified above, this filing does not reflect any events occurring after May 14, 2004.

The unaudited financial statements contained in this Form 10-Q have been prepared on the basis of all information of which we are presently aware. We believe that the unaudited financial statements fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

SCIENTIFIC LEARNING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SCIENTIFIC LEARNING CORPORATION

CONDENSED BALANCE SHEETS
(In thousands)
Unaudited

	March 31,	December 31,
	2004	2003
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$3,089	$3,648
Accounts receivable, net	4,494	5,117
Prepaid expenses and other current assets	1,207	1,144

Total current assets	8,790	9,909

Property and equipment, net	572	537
Notes receivable from current and former officers	3,114	3,114
Other assets	1,985	2,037

Total assets	$14,461	$15,597

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$456	$481
Accrued liabilities	2,973	3,875
Borrowings under bank line of credit	2,600
Deferred revenue	14,128	16,884

Total current liabilities	20,157	21,240

Deferred revenue, long-term	2,726	2,616
Other liabilities	295	285

Total liabilities	23,178	24,141

Stockholders’ deficit:
Common stock	74,577	74,460
Accumulated deficit	(83,294)	(83,004)

Total stockholders’ deficit	(8,717)	(8,544)

Total liabilities and stockholders’ deficit	$14,461	$15,597

See accompanying notes to condensed financial statements

SCIENTIFIC LEARNING CORPORATION

CONDENSED STATEMENT OF OPERATIONS
(In thousands, except share and per share amounts)
Unaudited

	Three months ended March 31,
	2004	2003
	(Restated)	(Restated)
Revenues:

Products	$5,261	$5,573
Service and support	1,775	1,010

Total revenues	7,036	6,583

Cost of revenues:

Cost of products	339	496
Cost of service and support	1,220	929

Total cost of revenues	1,559	1,425

Gross profit	5,477	5,158

Operating expenses:

Sales and marketing	3,827	3,281
Research and development	885	909
General and administrative	1,011	1,112

Total operating expenses	5,723	5,302

Operating loss	(246)	(144)

Other income from related party	35
Interest expense, net	(79)	(310)

Net loss	$(290)	$(454)

Basic and diluted net loss per share:	$(0.02)	$(0.03)

Shares used in computing basic and diluted net loss	16,153,843	15,879,655

See accompanying notes to condensed financial statements

SCIENTIFIC LEARNING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
Unaudited

	Three months ended March 31,
	2004	2003
	(Restated)	(Restated)
Operating Activities:
Net loss	$(290)	$(454)
Adjustments to reconcile net income loss to cash used in operating activities:
Depreciation and amortization	198	349
Amortization of deferred financing costs	99	304
Stock based compensation	96	7
Changes in operating assets and liabilities:
Accounts receivable	623	1,511
Prepaid expenses and other current assets	(162)	57
Accounts payable	(25)	217
Accrued liabilities	(902)	(1,200)
Deferred revenue	(2,646)	(3,114)
Other liabilities	10	64

Net cash used in operating activities	(2,999)	(2,259)

Investing Activities:
Purchases of property and equipment, net	(143)	(23)
Other non-current assets	(38)	(38)

Net cash used in investing activities	(181)	(61)

Financing Activities:
Proceeds from issuance of common stock	21	—
Borrowings under bank line of credit	2,600	1,300

Net cash provided by financing activities	2,621	1,300

Decrease in cash and cash equivalents	(559)	(1,020)

Cash and cash equivalents at beginning of the period	3,648	4,613

Cash and cash equivalents at end of the period	$3,089	$3,593

Supplemental disclosure:
Interest Paid	$1	$42

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

These condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

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

Revenue from the licensing of software is recognized as follows: 1) for licenses purchased with Progress Tracker, because the Company has not established VSOE for Progress Tracker, revenue is recognized ratably over the contractual life of the longest undelivered element, typically support and the period of Progress Tracker access, 2) for individual participant licenses, revenue is recognized over the average duration of the product’s use, typically 6 weeks; 3) for perpetual licenses that are not purchased with Internet-based services, revenue is recognized at the

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

later of product shipment or the contract start date, provided that the other criteria stated above are met, and 4) for term licenses revenue is recognized ratably over the license term.

Service and support revenue is derived from a combination of on-site and remote training, implementation, technical and professional services and customer support. Revenue from services sold with license arrangements that include Progress Tracker is recognized ratably over the contractual term of the longest undelivered element purchased, typically support. Revenue from services sold with license arrangements that do not include Progress Tracker, sold alone, or sold only with support is recognized as delivered.. Revenue from support is recognized over the contractual support period.

Other Assets

Other assets consist of the following (in thousands):

	March 31,	December 31,
	2004	2003
	(Restated)	(Restated)
Software development costs	$3,089	$3,089
Less accumulated amortization	(2,435)	(2,346)

Software development costs, net	654	743
Other non current assets	1,331	1,294

	$1,985	$2,037

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

The following table sets forth the restructuring activity during the quarter ended March 31, 2004 (in thousands):

	Accrued		Accrued
	restructuring		restructuring
	costs, beginning of		costs, end of the
	the period	Cash paid	period
Lease obligations	$1,773	(445)	$1,328

Net Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Basic net loss per share has been computed using the weighted-average number of shares outstanding during the period and excludes any dilutive effects of stock options, warrants, and convertible securities. Potentially dilutive securities have been excluded from the computation of diluted net loss per share, as their inclusion would be anti-dilutive.

Notes to Condensed Financial Statements

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

Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes valuation model, the Company’s pro forma net loss and basic and diluted net loss per share would have been as follows:

(in thousands, except per share amounts):

	March 31,
	2004	2003
	(Restated)	(Restated)
Net loss, as reported	$(290)	$(454)
Add: Stock-based employee compensation expense included in the determination of net loss, as reported	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(321)	(358)

Net loss, proforma	$(611)	$(812)

Basic and diluted net loss per share, as reported	$(0.02)	$(0.03)

Basic and diluted net loss per share, pro forma	$(0.04)	$(0.05)

The fair value of the options was estimated using the following assumptions: a risk free interest rate of 3%, no dividend yield, a volatility factor of 85% and a weighted average expected life of the options of five years.

The pro forma impact of options on the net income for the three months ended March 31, 2004 and 2003 is not representative of the effects on net income for future periods, as future years will include the effects of additional periods of stock option grants.

2. Comprehensive Income

The Company has no items of other comprehensive income, and accordingly the comprehensive income is equal to the net income for all periods reported.

Notes to Condensed Financial Statements

3. Restatement

The Company’s previously reported balance sheets at December 31, 2003 and March 31, 2004 and the statements of operations and cash flow for the quarter ended March 31, 2004 and 2003 have been restated to correct the Company’s method of accounting for the recognition of revenue from most of its K-12 school contracts.

The restatement of revenue resulted from a re-evaluation of our treatment of multiple-element sales from fiscal 2000 onwards.

Perpetual licenses sold requiring Internet access to function:

The Company had historically recognized revenues from services and shrink wrapped product as delivered. Upon review, as the perpetual licenses required Internet access and since VSOE did not exist for the Internet access service, all of the revenue under these arrangements should have been recognized ratably over the longest contractual term stated in the arrangement, in accordance with paragraphs 12 and 58(a) of SOP 97-2.

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

As a result of the restatement of the timing of revenue recognition for these matters the Company has also restated the timing of certain direct costs of products including royalties and the timing of capitalized software amortization commission expense, and income tax provisions.

The following tables summarize the changes to the balance sheets at December 31, 2003 and March 31, 2004 and the statements of operations for the three months ended March 31, 2004 and 2003.

Scientific Learning Corporation
Balance Sheet
(In thousands, except share and per share amounts)
Unaudited

	December 31,		December 31,
	2003		2003
	As reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$3,648		$3,648
Accounts receivable, net of allowance for doubtful accounts $139 at December 31, 2003	5,117		5,117
Prepaid expenses and other current assets	1,134	10	1,144

Total current assets	9,899		9,909

Property and equipment, net	537		537
Notes receivable from current and former officers	3,114		3,114
Other assets	2,004	33	2,037

Total assets	$15,554		$15,597

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$481		$481
Accrued liabilities	3,832	43	3,875
Deferred revenue	16,233	651	16,884

Total current liabilities	20,546		21,240
Borrowings under bank line of credit	—
Deferred revenue, long-term	1,289	1,327	2,616
Other liabilities	285		285

Total liabilities	22,120		24,141

Commitments

Stockholders’ deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—		—
Common stock, $0.001 par value; 40,000,000 shares authorized, 16,150,551 shares issued and outstanding at December 31, 2003	74,460		74,460
Accumulated deficit	(81,026)	(1,978)	(83,004)

Stockholders’ deficit:	(6,566)		(8,544)

Total liabilities and stockholders’ deficit	$15,554		$15,597

Scientific Learning Corporation
Balance Sheet
(In thousands, except share and per share amounts)
Unaudited

	March 31		March 31
	2004		2004
	As reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$3,089		$3,089
Accounts receivable, net of allowance for doubtful accounts	4,494		4,494
Prepaid expenses and other current assets	1,191	16	1,207

Total current assets	8,774		8,790

Property and equipment, net	572		572
Notes receivable from officers	3,114		3,114
Other assets	1,971	14	1,985

Total assets	$14,431		$14,461

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$456		$456
Accrued liabilities	2,930	43	2,973
Borrowings under line of credit	2,600		2,600
Deferred revenue	13,353	775	14,128

Total current liabilities	19,339		20,157

Deferred revenue, long-term	1,409	1,317	2,726
Other liabilities	295		295

Total liabilities	21,043		23,178

Commitments

Stockholders’ deficit:
Common stock	74,577		74,577
Accumulated deficit	(81,189)	(2,105)	(83,294)

Stockholders’ deficit:	(6,612)		(8,717)

Total liabilities and stockholders’ deficit	$14,431		$14,461

STATEMENT OF OPERATIONS
(In thousands, except share and per share amounts)
Unaudited

	Three months		Three months
	ended		ended
	March 31, 2003		March 31, 2003
	As reported	Adjustments	Restated
Revenues:

Products	$5,331	$242	$5,573
Service and support	1,046	(36)	1,010

Total revenues	6,377		6,583

Cost of revenues:

Cost of products	454	42	496
Cost of service and support	929		929

Total cost of revenues	1,383		1,425

Gross profit	4,994		5,158

Operating expenses:

Sales and marketing	3,273	8	3,281
Research and development	909		909
General and administrative	1,112		1,112

Total operating expenses	5,294		5,302

Operating loss	(300)		(144)

Interest expense, net	(310)		(310)

Net loss	(610)		(454)

Basic and diluted net loss per share:	$(0.04)		$(0.03)

Shares used in computing basic and diluted net loss per share	15,879,655		15,879,655

SCIENTIFIC LEARNING CORPORATION
STATEMENT OF OPERATIONS
(In thousands, except share and per share amounts)
Unaudited

	Three months		Three months
	ended		ended
	March 31, 2004		March 31, 2004
	As reported	Adjustments	Restated
Revenues:

Products	$5,313	$(52)	$5,261
Service and support	1,828	(53)	1,775

Total revenues	7,141		7,036

Cost of revenues:
Cost of products	322	17	339
Cost of service and support	1,219	1	1,220

Total cost of revenues	1,541		1,559

Gross profit	5,600		5,477

Operating expenses:

Sales and marketing	3,823	4	3,827
Research and development	885		885
General and administrative	1,011		1,011

Total operating expenses	5,719		5,723

Operating loss	(119)		(246)

Other income from related party	35		35
Interest expense, net	(79)		(79)

Net loss	(163)		(290)

Basic and diluted net loss per share:	$(0.01)		$(0.02)

Shares used in computing basic and diluted net loss per share	16,153,843		16,153,843

Notes to Condensed Financial Statements

4. Guarantees

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

5. Related Party Transaction

On September 2003 the Company entered into an agreement with Neuroscience Solutions Corporation (“NSC”) to provide NSC with exclusive rights in the healthcare field to certain intellectual property owned or licensed by the Company, along with transfer of certain healthcare research projects. A co-founder, substantial shareholder, and member of the Board of Directors of the Company is a co-founder, officer, director and substantial shareholder of NSC.

For the three months ended March 31, 2004 the Company recognized $35,000 in other income for service provided to NSC and royalties for product licenses.

6. Subsequent Events

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

Overview

We develop and distribute the Fast ForWord® family of reading intervention software. Our innovative products apply advances in neuroscience and cognitive research to build the fundamental cognitive skills required to read and learn. Extensive outcomes research by independent researchers, our founding scientists, and our company demonstrates that the Fast ForWord products help students attain rapid, lasting gains in the skills critical for reading. To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support. Our primary market is K-12 schools in the United States, to which we sell using a direct sales force. For the three months ended March 31, 2004, K-12 schools accounted for 91% of our booked sales. By the end of March 2004, approximately 2,300 schools had purchased at least $10,000 of our Fast ForWord product licenses and services, and over 350,000 individuals had enrolled in one of our products. As of March 31, 2004, we had 132 full-time employees, compared to 126 at March 31, 2003.

Restatement

The Company’s previously reported balance sheet as of December 31, 2003 and March 31, 2004 and the statements of operations and cash flow for the interim period ended March 31, 2004 and 2003, have been restated to correct its accounting for the recognition of revenue from certain customer contracts. This restatement is described in more detail in Note 3 to Condensed Financial Statements above.

The correction relates to periods from fiscal 2000 through June 30, 2004. The main impact of the correction of the error in recognizing revenue is to defer to later periods a portion of the revenue that had been previously recognized. The primary impact on the balance sheets is to increase deferred revenue. In the statement of operations, the principal impact of the change in the three months ending March 31, 2004 was to decrease revenue and marginally increase cost of goods and sales commissions. For the three months ending March 31, 2003 the main impact was to increase revenue, cost of goods and sales commissions.

Business Highlights

For the three months ended March 31, 2004, our revenue increased 7% compared to the same period in 2003. This reflected a substantial increase in service and support revenues in both periods, partially offset by a decline in product revenues, which constitute the bulk of our revenues.

For the three months ended March 31, 2004 our total booked sales increased by 27% over the same period in 2003, and K-12 booked sales increased 28%. (For more explanation on booked sales, see Revenue, below). First quarter 2004 booked sales were ahead of expectations. Historically, the first quarter has been our smallest sales quarter of the year.

For the three months ended March 31, 2004, gross margins decreased compared to the same period in 2003. Both product and service and support margins increased in the three months ending March 31, 2004. Overall, however, the revenue mix shift to lower-margin services more than offset these favorable margin improvements.

Operating expenses were higher in the three months ended March 31, 2004 compared to the same periods in 2003 mainly due to sales and marketing staff additions and consultants.

For the three months ending March 31, 2004 we had a smaller net loss than the same period in the prior year due primarily to lower interest expense

At March 31, 2004 we had $2.6 million outstanding against our credit line. On December 31, 2003, we had no outstanding borrowings under the credit line.

Results of Operations

Revenues

	Three months ended March 31
	2004		2003
(dollars in thousands)	(Restated)	Charge	(Restated)

Products	$5,261	-6%	$5,573
Service and support	1,775	76%	1,010

Total revenues	$7,036	7%	$6,583

Revenues: Product revenues, which comprise the bulk of our revenue, declined during the three months ended March 31, 2004, compared to the same period of 2003. The decline in product revenue primarily reflected three factors. First, our product mix has shifted, so that a greater proportion of revenue in the 2004 quarter is from products with longer revenue recognition period. In particular, a higher proportion of licenses included the Progress Tracker online data system. Second, as we described at year end, sales were slower than expected in the fourth quarter of 2003. Because we recognize most revenue in periods following the quarter of the sale, we expect that the sales miss in the 2003 fourth quarter will affect revenue throughout 2004.* Finally, an increase in larger transactions and promotions has resulted in greater volume discounts. In general, we do not discount service or support prices, which has resulted in a smaller proportion of revenue being allocated to products.

Our service and support revenues increased substantially during the three months ended March 31, 2004 compared to the same period in 2003. We attribute this to our emphasis on growing the level of on-site services we provide to customers, which we believe is important to customer success. The increase also reflected growth in the number of schools on support contracts.

Booked sales and selling activity: Because a significant portion of our software, services and support revenue is recognized in periods after the invoice date, management uses booked sales to evaluate current selling activity. Booked sales is a non-GAAP financial measure that we believe is useful for investors as well as management as a measure of current demand for our products and services. Booked sales equals the total value (net of allowances) of software, services and support invoiced in the period. We record booked sales and deferred revenue when all of the requirements for revenue recognition have been met, other than the requirement that the revenue for software licenses and services has been earned. We use booked sales information for resource allocation, planning, compensation and other management purposes. We believe that revenue is the GAAP measure most comparable to booked sales. However, booked sales should not be considered in isolation from, and is not intended to represent a substitute measure of revenues or any other performance measure calculated under GAAP.

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the quarters ended March 31, 2004 and 2003.

	Quarter ended March 31,
	2004	Change	2003

Booked sales	$4,390	27%	$3,469
Less revenue	7,036	7%	6,583

Net increase/(decrease) in deferred revenue	(2,646)		(3,114)
Current and long-term deferred revenue beginning of the period	19,500		18,712

Current and long-term deferred revenue end of the period	$16,854	8%	$15,598

Booked sales in the K-12 sector, which accounted for 91% of booked sales in the first quarter of 2004, grew 29% to $4.0 million, compared to $3.1 million in the same period in 2003, primarily reflecting growth in service and support sales.

Booked sales to non-school customers, primarily private practice clinicians, improved by 19% to $385,000 in the first quarter of 2004, compared to $324,000 in 2003. Our focus continues to be on K-12 sales; sales to non-school customers have declined over the past several years.

We believe large sales are an important indicator of mainstream education industry acceptance and an important factor in continuing to increase the productivity of our sales force.* During the first quarter of 2004, we closed four transactions which had a contract value in excess of $100,000 compared to three during the same period in 2003.

We believe that our new update to the Gateway Edition has resolved most of the technical issues we experienced in the second half of 2003.* Although federal, state and local budget pressures make for an uncertain funding environment for our customers, we believe that we are positioned to achieve continued growth in the K-12 market during 2004.* We expect that the sales of services will continue to grow as a percent of total sales on a year-over-year basis.

Unpredictability: To achieve our sales growth objectives will depend on increasing mainstream customer acceptance of our products, which requires us to continue to focus on improving our products’ ease of use, their fit with school requirements, and our connection with classroom teachers and administrators.* A key part of our growth strategy is to increase our sales force productivity.* This may be challenging in a K-12 market that is still negatively impacted by tight state and local funding.* For a discussion of some of the other important factors that affect our results, see “Factors that May Affect Results of Operations or Stock Price.” In addition, the revenue recognized from our sales can be unpredictable. Our various license and service packages have substantially differing revenue recognition periods, and it is often difficult to predict which license package a customer will purchase, even when the amount and timing of a sale can be reasonably projected. See “Management’s Discussion and Analysis – Application of Critical Accounting Policies” for a discussion of our revenue recognition policy. In addition, the timing of a single large order or its implementation can significantly impact the level of sales and revenue at any given time. Booked sales tend to be seasonal in nature and the first quarter booked sales typically are the lowest of the year.*

Gross Profit and Cost of Revenues

	Quarter Ended March 31,
	2004		2003
(dollars in thousands)	$ Profit	Margin %	$ Profit	Margin %
	(Restated)		(Restated)
Gross profit on products	$4,922	94%	$5,077	91%
Gross profit on services and support	$555	31%	$81	8%

Total gross profit	$5,477	78%	$5,158	78%

The overall gross profit margin was unchanged for the three months ended March 31, 2004 compared to the same period in 2003, as improved margins in both products and services and support were offset by the revenue mix shift to lower-margin services and support. In the first quarter of 2004 our mix was 75% product and 25% service and support compared to 85% product and 15% service and support in the same period in 2003. Margin improvement in services and support was the result of improved operating leverage, as revenue growth provided better fixed cost coverage. Partially offsetting this, we incurred higher than planned costs in the first quarter of 2004 for a field trial of our updated version of Gateway Edition and to support customers with technical issues.

Operating Expenses

	Quarter ended March 31,
	2004		2003
(dollars in thousands)	(Restated)	Change	(Restated)

Sales and marketing	$3,827	17%	$3,281
Research and development	885	-3%	909
General and administrative	1,011	-9%	1,112

Total operating expenses	$5,723	8%	$5,302

Sales and Marketing Expenses: For the first quarter of 2004, our sales and marketing expenses increased due to growth in staff, consulting expense, temporary staff, and marketing expenses. At March 31, 2004, we had 27 quota-bearing sales personnel selling to public schools.

Research and Development Expenses: Research and development expenses decreased slightly in the quarter ended March 31, 2004 compared to the same period in 2003. Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs.

General and Administrative Expenses: General and administrative expenses decreased in this quarter compared to the same quarter in 2003.

Other Income from Related Party

In September 2003, we signed an agreement with Neuroscience Solutions Corporation (“NSC”), transferring technology to NSC for use in the health field. The transaction includes a license of the patents we own, a sublicense of the patents we license from others, the license of certain software we developed, and the transfer of assets related to certain research projects. During the first quarter of 2004 we recorded $35,000 in royalties and services provided to NSC. Amounts received to date and any future receipts are being reported as other income as we do not consider the sale of these rights to be part of recurring operations.

Interest Expense, net

	Quarter Ended March 31,
(dollars in thousands)	2004	Change	2003

Interest income/(expense), net	($79)	-75%	($310)

Interest expense, net decreased for the three months ended March 31, 2004 compared to the same period in 2003 primarily because of lower amortization of deferred financing and lower borrowing in 2004 compared to 2003. The amortization of deferred financing charges was $99,000 in the first quarter of 2004 compared to $304,000 in the same period of 2003.

Provision for Income Taxes

For the three months ended March 31, 2004 and March 31, 2003, we recorded no provision for income taxes as we incurred a net loss for tax purposes.

Liquidity and Capital Resources

Our cash and cash equivalents were $3.1 million at March 31, 2004, compared to $3.6 million at December 31, 2003. We expect that our cash flow from operations and our current cash balances will be the primary source of liquidity and will be sufficient to provide the necessary funds for our operations and capital expenditures during 2004.* Accomplishing this, however, will require us to meet specific sales targets in the K-12 market.* We cannot assure you that we will meet our targets with respect to sales, revenues, expenses or operating results.

Historically, our first quarter is our lowest sales quarter, reflecting school purchasing cycles and a trend in our industry. Therefore, we may have negative cash flow in some quarters, particularly the first quarter, and may borrow under our line of credit from time to time.* We drew $2.6 million on our credit facility in the first quarter of 2004.

Net cash used by operating activities in the first quarter of 2004 was $3.0 million, including payment of previously expensed restructuring charges of $445,000. For the same period in 2003, cash used by operating activities was $2.3 million, including $548,000 of previously expensed restructuring charges.

Net cash used in investing activities for the three months ended March 31, 2004 was $181,000, consisting primarily of an increase in purchases of computer hardware and software. Our level of capital expenditures was low in the comparable period in 2003, approximately $61,000. In 2004, we expect that our capital spending will be modestly higher than in 2003 as we continue to upgrade computer equipment and purchase new software.*

For the three months ended March 31, 2004 we funded operating and investing activities by borrowing $2.6 million on our bank line of credit. This compared to $1.3 million in bank borrowing for the same period in 2003.

We have a line of credit with Comerica Bank totaling $7.0 million through July 22, 2004; after that date, the maximum that can be borrowed under the agreement is $5.0 million for the remainder of the term. The line expires on January 14, 2005. The facility is partially secured by a letter of credit provided by WPV, Inc., an affiliate of Warburg, Pincus Ventures, our largest stockholder. The letter of credit is for $4.0 million through May 30, 2004 and $3.0 million from May 31, 2004 to July 30, 2004. The non–guaranteed portion of the line is subject to limitations based on our accounts receivable balance. Borrowings under the line are subject to various covenants, which may limit our financial and operating flexibility. The need to restate our historical financial statements constitutes an event of default under our agreement with Comerica. This event of default entitles Comerica to decline to advance additional funds under the line. There is no borrowing currently outstanding under the line, and we do not foresee that we will need to draw down under the line during its term.* Therefore, we do not believe that this default will have a material impact on us.*

After 2004, we expect that cash flow from operations will continue to be our primary source of funds for the next several years.* Again, this will require us to meet certain sales and expense levels. If the Company is unable to achieve sufficient cash flow from operations, the Company may seek other sources of debt or equity financing, or may be required to reduce expenses. Reducing the Company’s expenses could adversely affect operations by reducing the resources available for sales, marketing, research or product development.* We cannot assure you that we will be able to secure additional debt or equity financing on acceptable terms.

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

(dollars in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	Thereafter 1.

Lease termination agreement	1,320	1,320	—	—	—
Borrowing under bank line of credit	2,600	2,600	—	—	—
Non-cancelable operating leases	9,871	940	1,880	1,891	5,160
Minimum royalty payments	1,500	150	300	300	750

Total	$15,291	$5,010	$2,180	$2,191	$5,910

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

Sales to our school customers typically include multiple elements (e.g. Fast ForWord software license, Progress Tracker, our Internet-based participant tracking service, support, training, implementation management, and other services). The Company allocates revenue to each element of a transaction based upon its fair value as determined in reliance on “vendor specific objective evidence” (“VSOE”). VSOE of fair value for each element of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is also measured by the renewal price.

The value of software licenses, services and support invoiced during a particular period is recorded as deferred revenue until recognized. Deferred revenue is recognized as revenue as discussed below.

Revenue from the licensing of software is recognized as follows: 1) for licenses purchased with Progress Tracker, because the Company has not established VSOE for Progress Tracker, revenue is recognized ratably over the contractual life of the longest undelivered element, typically support and Progress Tracker access, 2) for individual participant licenses, revenue is recognized over the average duration of the product’s use, typically 6 weeks; and 3) for perpetual licenses that are not purchased with Internet-based services, revenue is recognized at the later of product shipment or the contract start date, provided that the other criteria stated above are met.

Service and support revenue is derived from a combination of on-site and remote training, implementation, technical and professional services and customer support. Revenue from services sold with license arrangements that include Progress Tracker is recognized ratably over the contractual term of the longest undelivered element purchased, typically support. Revenue from services sold with license arrangements that do not include Progress Tracker; sold alone, or sold only with support is recognized as delivered. Revenue from support is recognized over the contractual support period

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses due to the inability of customers to make payments. These estimates are based on historical experience. In 2001 and early 2002 our experience was that bad debt expense was about 2% of revenue. In the later half of 2002 and 2003 our bad debt experience improved significantly to less than 1% of revenue and in 2003 we adjusted our bad debt allowance to reflect the improvement in our experience. To the extent experience requires it, we may in the future again adjust this reserve.* Cancellations and refunds are allowed in limited circumstances, and such amounts have not been significant.

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

On an ongoing basis, we evaluate the net realizable value of the capitalized software development cost by estimating the future revenue to be generated from the product and compare this estimate to the unamortized cost of the product. At March 31, 2004 future revenues from sale of products for which development costs remain on the balance sheet are anticipated to exceed the $654,000 of unamortized development costs.*

Impairment of Long-Lived Assets

We regularly review the carrying value of capitalized software development costs and property and equipment. We continually make estimates regarding the probability of future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS OR STOCK PRICE

Our results are impacted by a variety of factors, many of which are beyond our control. The following factors, as well as other information discussed in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2003 (under the headings “Business — Factors that May Affect our Results or Stock Price” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and other documents filed with the Securities and Exchange Commission should be carefully considered in evaluating our results and our business.

The extent to which mainstream educational purchasers will broadly accept our products is unproven.

•	Our products are novel to many educators, and have many attributes that are not common to educational software. K-12 educational practices are slow to change, and it can be difficult to convince educators of the value of a substantially different approach.

•	Using our products in schools requires educators to devote a substantial amount of time to Fast ForWord use out of a limited school day. Our new protocols have significantly reduced the daily time required to use our program, significantly decreasing one of the most critical challenges to broad use of our products. However, the product use protocol still requires a substantial time commitment from students and educators, which can be difficult for schools.

•	We have not yet widely demonstrated implementation models that are scalable, acceptable to educators and profitable, while remaining highly effective in improving student achievement.

•	We need to continue and expand our demonstration to educators that our products significantly improve student achievement. Unless our products are implemented well and used in accordance with one of our protocols, they may not achieve the desired student achievement results.

The availability of government funding for public school reading intervention purchases, and for our products in particular, is uncertain.

•	We believe that the funding for a substantial portion of our K-12 sales comes from federal funding, so continuing to qualify for major sources of federal funding is critical to our sales success. The current federal budget deficit may impact the availability of federal education funding.

•	The general availability of funding for public schools fluctuates from time to time, and state and local funding has been negatively affected by reduced levels of tax revenues due to the economic slowdown. During 2002 and 2003, the education technology industry generally experienced soft sales, typically attributed to tight funding. State and local education funding is expected to continue to be tight during 2004. However, if the economy continues to grow stronger, more funding may be available in 2005.

Our business experiences seasonal fluctuations and a long sales cycle.

•	Public school calendars and budget cycles have caused, and we expect them to continue to cause, substantial quarterly fluctuations in sales and revenues. Like other companies in the instructional market, our sales to K-12 schools are typically particularly slow in the first quarter.

•	Demand for our products through private clinicians tends to be lower during the school year than in the summer, because our products’ intensive nature can be more conducive to use during school vacation.

•	In K-12 schools, the cost of some of our license packages requires multiple levels of approval in a political environment, which results in a time-consuming sales cycle that is difficult to predict. When a district decides to finance its license purchases, the time required to obtain these approvals can be extended even further.

We may experience difficulties in launching new products efficiently, on schedule and without significant technical issues.

•	We are developing additional products in our Fast ForWord to Reading series as part of our strategy to reach mainstream reading intervention customers. Unexpected challenges could make these development projects longer or more expensive.

•	New technology products usually contain bugs that were not discovered in the testing process and tend to be more challenging to implement when they are first introduced, especially in the diverse and challenging K-12 technology environment. During the second quarter of 2003, we launched the new Gateway Edition of our major products. Although our customers received the added features and benefits of the Gateway Edition enthusiastically, we encountered technical issues with the new release that required significant time from our sales and service teams. This led to additional service and support costs, and slowed the purchasing decisions for a number of transactions, resulting in lower than expected fourth quarter sales and higher than planned service costs in the first quarter of 2004.

•	Introduction of new products can slow sales as customers take additional time to evaluate the new offering or wait until the new offering has been available for some period before purchasing.

The restatement of our financial statements has had a material adverse impact on us, including increased costs, the increased possibility of legal or administrative proceedings, the commencement of delisting proceedings and a default under our credit agreement.

In December 2004, as a result of a reconsideration of our revenue recognition practices, the Company’s management and Audit Committee concluded that we should correct our revenue recognition practices for most of the Company’s K-12 school contracts. As a result, we have restated our financial statements for the period from 2000 through June 30, 2004, as described in more detail in Note 3 to the Condensed Financial Statements.

•	As a result of these events, we have become subject to the following risks: We have incurred substantial unanticipated costs for accounting and legal fees.

•	It is not uncommon for lawsuits claiming to be class actions to be brought against companies that restate their historical financial statements and their directors and officers. If such actions were to be brought, it is likely that we would incur substantial defense costs regardless of their outcome. Likewise, such actions might cause a diversion of our management’s time and attention. Likewise, if such actions were brought and we did not prevail, we could be required to pay substantial damages or settlement costs.

•	It is also not uncommon for the Securities and Exchange Commission to investigate companies that restate their historical financial statements. If any such investigation were commenced, it would likely divert more of our management’s time and attention and cause us to incur substantial costs. Such investigations could also lead to fines or injunctions or orders with respect to future activities.

•	The need to reconsider our accounting treatment and the restatement of our financial statements caused us to be late in filing our required report on Form 10-Q for the quarter ended September 30, 2004. In November 2004, we received notice from Nasdaq that we are subject to delisting because this delay in our filing has caused us to be out of compliance with the continued listing requirements of the Nasdaq National Market. In January 2005, we received the determination of Nasdaq Hearing Panel in this matter, which permits the Company’s securities to remain listed on the Nasdaq National Market so long as the Company has filed its Form 10-Q for the quarter ended September 30, 2004, as well as any amendments required by the restatement, no later than February 15, 2005. The determination also requires that the Company remain in compliance with all requirements for continued listing and give Nasdaq prompt notice of any significant events during this time, and provides that the Hearing Panel reserves the right to reconsider the terms of the exception granted to the Company and to review any compliance document filed by the Company. In addition, under Nasdaq rules, it is still possible that upon reconsideration the Company could be delisted as a result of the delay in our filings.

•	The need to restate our historical financial statements constitutes an event of default under our credit agreement, which permits our lender to decline to advance additional funds under the credit facility. There is no borrowing currently outstanding under the line, and we do not foresee that we will need to draw down under the line during its term. However, if we did wish to borrow under the line, it might be unavailable to us.

The factors discussed above could materially and adversely affect our business, results of operations, financial condition and the trading price of our stock.

Item 4. Controls and Procedures

In connection with the Original Form 10-Q, as required under Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004.

In December 2004, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that the Company should change its revenue recognition method for most of the Company’s K-12 school contracts. As a result, the Company is restating its historical financial statements for the period from 2000 through June 30, 2004. This restatement is described in more detail in Note 3 to the Condensed Financial Statements.

This change in the Company’s revenue recognition treatment reflects a correction in the Company’s application of AICPA Statement of Position 97-2 to these historical transactions. Controls over the application of accounting policies are within the scope of internal controls. Therefore, management has concluded that there was a material weakness in the Company’s internal controls, as defined by the Public Company Accounting Oversight Board.

In connection with the filing of this Form 10-Q/A Report, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004. Solely because of the revenue recognition issue discussed above, the Company’s Chief Executive Officer and Chief Financial Officer have now concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2004.

The Company has reflected the revised revenue recognition treatment in this Form 10-Q/A, Form 10-K/A for 2003 and Form 10-Q/A for the second quarter of 2004. We are in the process of evaluating what changes should be made in our internal controls over financial reporting with respect to revenue recognition. Except for these changes, for the quarter ended March 31, 2004, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Only Exhibits filed with this Form 10Q/A are listed. There are no changes to the Exhibit list from the Exhibit list filed with the Original Form 10-Q.

Exhibit No.	Description of Document
31.1	Certification of Chief Executive Officer (Section 302)
31.2	Certification of Chief Financial Officer (Section 302)
32.1	Certification of Chief Executive Officer (Section 906)
32.2	Certification of Chief Financial Officer (Section 906)

(b)	Reports on Form 8-K.

i.	On February 5, 2004, the Company filed a Report on Form 8-K announcing the closing under its new credit agreement with Comerica Bank.

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

Dated: February 10, 2005

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