Form 10-Q/A
period 2004-06-30
SCIENTIFIC LEARNING CORP
filed 2005-02-15
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___

Commission File number # 000-24547

Scientific Learning Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-323445 (I.R.S. Employer Identification No.)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 16, 2004 (the “Original Form 10-Q”) to reflect the restatement of our balance sheets as of December 31, 2003 and June 30, 2004 and our statements of operations and cash flow for the interim periods ended June 30, 2003 and 2004. The restatement of these financial statements principally relates to a correction in our method of revenue recognition for most of our K-12 school contracts. This correction has resulted in changes to our previously reported revenues in all periods reported in this Form 10-Q/A through June 30, 2004 and to deferred revenues as of December 31, 2003. This correction is more fully described in Note 3 to the Condensed Financial Statements.

We have amended and restated in its entirety each item of the Original Form 10-Q that has been changed to reflect the restatement. These include Part I, Item 1 – Condensed Financial Statements, Item 2 – Management’s Discussion and Analysis, and Item 4 — Controls and Procedures.

Except as stated above, this Report speaks only as of the date of the Original Form 10-Q. Except as specified above, this filing does not reflect any events occurring after August 16, 2004.

The unaudited financial statements contained in this Form 10-Q have been prepared on the basis of all information of which we are presently aware. We believe that the unaudited financial statements fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

SCIENTIFIC LEARNING CORPORATION

INDEX TO FORM 10-Q
FOR THE QUARTER ENDED June 30, 2004

		PAGE
PART 1. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements:
	Condensed Balance Sheets as of June 30, 2004 and December 31, 2003.	4
	Condensed Statement of Operations for the Three and Six Months Ended June 30, 2004 and 2003.	5
	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003.	6
	Notes to Condensed Financial Statements.	7
Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations.	18
Item 4.	Controls and Procedures.	27
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K.	28
	Signature.	29

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SCIENTIFIC LEARNING CORPORATION

CONDENSED BALANCE SHEETS
(In thousands)
Unaudited

	June 30,	December 31,
	2004	2003
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$4,438	$3,648
Accounts receivable, net	15,760	5,117
Prepaid expenses and other current assets	955	1,144

Total current assets	21,153	9,909

Property and equipment, net	685	537
Notes receivable from current and former officers	3,114	3,114
Other assets	1,940	2,037

Total assets	$26,892	$15,597

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$661	$481
Accrued liabilities	3,406	3,875
Borrowings under bank line of credit	3,000	—
Deferred revenue	15,548	16,884

Total current liabilities	22,615	21,240

Deferred revenue, long-term	11,990	2,616
Other liabilities	306	285

Total liabilities	34,911	24,141

Stockholders’ deficit:
Common stock	75,326	74,460
Accumulated deficit	(83,345)	(83,004)

Total stockholders’ deficit	(8,019)	(8,544)

Total liabilities and stockholders’ deficit	$26,892	$15,597

See accompanying notes to condensed financial statements.

SCIENTIFIC LEARNING CORPORATION

CONDENSED STATEMENT OF OPERATIONS
(In thousands, except share and per share amounts)
Unaudited

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Products	$5,617	$6,882	$10,878	$12,455
Service and support	1,880	1,192	3,656	2,202

Total revenues	7,497	8,074	14,534	14,657

Cost of revenues:
Cost of products	492	605	831	1,101
Cost of service and support	1,202	839	2,422	1,768

Total cost of revenues	1,694	1,444	3,253	2,869

Gross profit	5,803	6,630	11,281	11,788

Operating expenses:
Sales and marketing	3,754	3,344	7,581	6,626
Research and development	820	935	1,705	1,844
General and administrative	1,212	1,284	2,223	2,396

Total operating expenses	5,786	5,563	11,509	10,866

Operating income (loss)	17	1,067	(228)	922

Other income from related party	28	—	63	—
Interest expense , net	(97)	(316)	(176)	(625)

Net income (loss) before income taxes	$(52)	$751	$(341)	$297
Provision for income taxes		6		6

Net income (loss)	$(52)	$745	$(341)	$291

Basic net income (loss) per share:	$(0.00)	$0.05	$(0.02)	$0.02

Shares used in computing basic net income (loss)	16,213,427	16,004,911	16,183,542	15,942,365

Diluted net income per share:		$0.04		$0.02

Shares used in computing diluted net income		16,851,181		16,639,960

See accompanying notes to condensed financial statements.

\

SCIENTIFIC LEARNING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
Unaudited

	Six months ended June 30,
	2004	2003
	(Restated)	(Restated)
Operating Activities:
Net income (loss)	$(341)	$291
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	381	707
Amortization of deferred financing costs	199	608
Stock based compensation	103	144
Changes in operating assets and liabilities:
Accounts receivable	(10,643)	(1,653)
Prepaid expenses and other current assets	(10)	552
Accounts payable	180	132
Accrued liabilities	(469)	(988)
Deferred revenue	8,038	(121)
Other liabilities	21	105

Net cash used in operating activities	(2,541)	(223)

Investing Activities:
Purchases of property and equipment, net	(355)	(102)
Other non-current assets	(77)	(76)

Net cash used in investing activities	(432)	(178)

Financing Activities:
Proceeds from issuance of common stock	763	194
Borrowings under bank line of credit	3,000	2,000
Repayments on borrowings under bank line of credit	—	(2,000)

Net cash provided by financing activities	3,763	194

Increase (decrease) in cash and cash equivalents	790	(207)

Cash and cash equivalents at beginning of the period	3,648	4,613

Cash and cash equivalents at end of the period	$4,438	$4,406

Supplemental disclosure:
Interest Paid	$29	$84

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

Other Assets

Other assets consist of the following (in thousands):

	2004	2003
Software development costs	$3,089	$3,089
Less accumulated amortization	(2,520)	(2,346)

Software development costs, net	569	743
Other non current assets	1,371	1,294

	$1,940	$2,037

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

The following table sets forth the restructuring activity during the quarter ended June 30, 2004
(in thousands):

	Accrued restructuring		Accrued
	costs, beginning of		restructuring costs,
	the period	Cash paid	end of the period
Lease obligations	$1,328	(440)	$888

Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net income per share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, includes potential common shares from options and warrants calculated using the treasury stock method.

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

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

Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes valuation model, the Company’s pro forma net income (loss) and basic and diluted net income (loss) per share would have been as follows:

(in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	Restated	Restated	Restated	Restated
Net income (loss), as reported	$(52)	$745	$(341)	$291
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	454	354	775	712

Net income (loss), proforma	$(506)	$391	$(1,116)	$(421)

Net income (loss) per share:
Basic, as reported	$—	$0.05	$(0.02)	$0.02

Diluted, as reported	$—	$0.04	$(0.02)	$0.02

Basic, pro forma	$(0.03)	$0.02	$(0.07)	$(0.03)

Diluted, pro forma		$0.02

The fair value of the options was estimated using the following assumptions: a risk free interest rate of 3%, no dividend yield, a volatility factor of 85% and a weighted average expected life of the options of five years.

The pro forma impact of options on the net income for the three and six months ended June 30, 2004 and 2003 is not representative of the effects on net income for future periods, as future years will include the effects of additional periods of stock option grants.

2. Comprehensive Income

The Company has no items of other comprehensive income, and accordingly the comprehensive income is equal to the net income for all periods reported.

Notes to Condensed Financial Statements

3. Restatement

The Company’s previously reported balance sheets at December 31, 2003 and June 30, 2004 and the statements of operations and cash flow for the three and six months ended June 30, 2004 and 2003 have been restated to correct the Company’s method of accounting for the recognition of revenue from most of its K-12 school contracts.

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

As a result of the restatement of the timing of revenue recognition for these matters the Company has also restated the timing of certain direct costs of products including royalties and the timing of capitalized software amortization, commission expense and income tax provisions.

The following tables summarize the changes to the balance sheets at December 31, 2003 and June 30, 2004 and the statements of operations for the three and six months ended June 30, 2004 and 2003.

SCIENTIFIC LEARNING CORPORATION
BALANCE SHEET

(In thousands, except share and per share amounts)

	December 31,		December 31,
	2003		2003
	As reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$3,648		$3,648
Accounts receivable, net of allowance for doubtful accounts	5,117		5,117
$139 at December 31, 2003
Prepaid expenses and other current assets	1,134	10	1,144

Total current assets	9,899		9,909

Property and equipment, net	537		537
Notes receivable from current and former officers	3,114		3,114
Other assets	2,004	33	2,037

Total assets	$15,554		$15,597

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$481		$481
Accrued liabilities	3,832	43	3,875
Deferred revenue	16,233	651	16,884

Total current liabilities	20,546		21,240

Borrowings under bank line of credit	—
Deferred revenue, long-term	1,289	1,327	2,616
Other liabilities	285		285

Total liabilities	22,120		24,141

Commitments

Stockholders’ deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—		—
Common stock, $0.001 par value; 40,000,000 shares authorized, 16,150,551 shares issued and outstanding at December 31, 2003	74,460		74,460
Accumulated deficit	(81,026)	(1,978)	(83,004)

Stockholders’ deficit:	(6,566)		(8,544)

Total liabilities and stockholders’ deficit	$15,554		$15,597

SCIENTIFIC LEARNING CORPORATION
BALANCE SHEET
(In thousands, except share and per share amounts)
Unaudited

	June 30,		June 30,
	2004		2004
	As Reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$4,438		$4,438
Accounts receivable, net of allowance for doubtful accounts	15,760		15,760
Prepaid expenses and other current assets	922	33	955

Total current assets	21,120		21,153

Property and equipment, net	685		685
Notes receivable from officers	3,114		3,114
Other assets	1,939	1	1,940

Total assets	$26,858		$26,892

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$661		$661
Accrued liabilities	3,308	98	3,406
Borrowings under line of credit	3,000		3,000
Deferred revenue	22,826	(7,278)	15,548

Total current liabilities	29,795		22,615

Deferred revenue, long-term	2,267	9,723	11,990
Other liabilities	306		306

Total liabilities	32,368		34,911

Commitments

Stockholders’ deficit:
Common stock	75,326		75,326
Accumulated deficit	(80,836)	(2,509)	(83,345)

Stockholders’ deficit:	(5,510)		(8,019)

Total liabilities and stockholders’ deficit	$26,858		$26,892

SCIENTIFIC LEARNING CORPORATION
STATEMENT OF OPERATIONS
(In thousands, except share and per share amounts)
Unaudited

	Three months		Three months
	ended		ended
	June 30, 2003		June 30, 2003
	As reported	Adjustments	Restated
Revenues:

Products	$6,217	665	$6,882
Service and support	1,140	52	1,192

Total revenues	7,357		8,074

Cost of revenues:

Cost of products	674	(69)	605
Cost of service and support	837	2	839

Total cost of revenues	1,511		1,444

Gross profit	5,846		6,630

Operating expenses:

Sales and marketing	3,367	(23)	3,344
Research and development	935		935
General and administrative	1,284		1,284

Total operating expenses	5,586		5,563

Operating income	260		1,067

Interest expense, net	(316)		(316)

Net income (loss) before income tax provision	(56)		751
Income tax provision	—	6	6

Net income (loss)	(56)		745

Basic net income (loss) per share:	$(0.00)		$0.05

Shares used in computing basic net income (loss) per share	16,004,911		16,004,911

Diluted net income per share:			$0.04

Shares used in computing diluted net income (loss) per share			16,851,181

SCIENTIFIC LEARNING CORPORATION
STATEMENT OF OPERATIONS
(In thousands, except share and per share amounts)
Unaudited

	Six months		Six months
	ended		ended
	June 30, 2003		June 30, 2003
	As reported	Adjustments	Restated
Revenues:

Products	$11,548	907	$12,455
Service and support	2,186	16	2,202

Total revenues	13,734		14,657

Cost of revenues:

Cost of products	1,128	(27)	1,101
Cost of service and support	1,766	2	1,768

Total cost of revenues	2,894		2,869

Gross profit	10,840		11,788

Operating expenses:

Sales and marketing	6,640	(14)	6,626
Research and development	1,844		1,844
General and administrative	2,396		2,396
Restructuring charges	—		—

Total operating expenses	10,880		10,866

Operating income (loss)	(40)		922

Interest expense , net	(625)		(625)

Net income (loss) before income tax provision	(665)		297

Income tax provision	—	6	6

Net income (loss)	$(665)		$291

Basic net income (loss) per share:	$(0.04)		$0.02

Shares used in computing basic net income (loss) per share	15,942,365		15,942,365

Diluted net income per share:			$0.02

Shares used in computing diluted net income			16,369,960

SCIENTIFIC LEARNING CORPORATION
STATEMENT OF OPERATIONS
(In thousands, except share and per share amounts)
Unaudited

	Three months		Three months
	ended		ended
	June 30, 2004		June 30, 2004
	As reported	Adjustments	Restated
Revenues:

Products	$6,014	(397)	$5,617
Service and support	1,809	71	1,880

Total revenues	7,823		7,497

Cost of revenues:

Cost of products	465	27	492
Cost of service and support	1,201	1	1,202

Total cost of revenues	1,666		1,694

Gross profit	6,157		5,803

Operating expenses:

Sales and marketing	3,699	55	3,754
Research and development	820		820
General and administrative	1,212		1,212

Total operating expenses	5,731		5,786

Operating income	426		17

Other income from related party	28		28
Interest expense, net	(97)		(97)

Net income before income tax provision	357		(52)

Income tax provision	4	(4)	—

Net income (loss)	$353		$(52)

Basic net income (loss) per share:	$0.02		$(0.00)

Shares used in computing basic net income per share	16,213,427		16,213,427

Diluted net income per share:	$0.02

Shares used in computing diluted net income	17,392,637

SCIENTIFIC LEARNING CORPORATION
STATEMENT OF OPERATIONS
(In thousands, except share and per share amounts)
Unaudited

	Six months		Six months
	ended		ended
	June 30, 2004		June 30, 2004
	As reported	Adjustments	Restated
Revenues:

Products	$11,327	(449)	$10,878
Service and support	3,637	19	3,656

Total revenues	14,964		14,534

Cost of revenues:

Cost of products	787	44	831
Cost of service and support	2,420	2	2,422

Total cost of revenues	3,207		3,253

Gross profit	11,757		11,281

Operating expenses:

Sales and marketing	7,522	59	7,581
Research and development	1,705		1,705
General and administrative	2,223		2,223

Total operating expenses	11,450		11,509

Operating income (loss)	307		(228)

Other income from related party	63		63
Interest expense , net	(176)		(176)

Net income (loss) before income tax provision	194		(341)

Income tax provision	4	(4)	—

Net income (loss)	$190		$(341)

Basic net income per share:	$0.01		$(0.02)

Shares used in computing basic net income per share	16,183,542		16,183,542

Diluted net income per share:	$0.01

Shares used in computing diluted net income	17,401,778

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

For the three and six months ended June 30, 2004 the Company recognized $28,000 and $63,000, respectively, in other income for service provided to NSC and royalties for product licenses.

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

Restatement

The Company’s previously reported balance sheets as of December 31, 2003 and June 30, 2004 and the statements of operations and cash flow for the interim periods ended June 30, 2004 and 2003, have been restated to correct its accounting for the recognition of revenue from certain customer contracts. This restatement is described in more detail in Note 3 to Condensed Financial Statements above.

The correction relates to periods from fiscal 2000 through June 30, 2004. The main impact of the correction of the error in recognizing revenue is to defer to later periods a portion of the revenue that had been previously recognized. The primary impact on the balance sheets is to increase deferred revenue. In the statement of operations, the principal impact of the change in the three and six months ending June 30, 2004 was to decrease revenue and modestly increase cost of goods and sales commissions. For the three and six months ending June 30, 2003 the impact of the adjustment was an increase to revenue and modest decreases in cost of goods and sales commissions. In all cases, the income tax provision was adjusted to reflect the restated results.

Business Highlights

For the three months ended June 30, 2004, our revenue declined 7% compared to the same period in 2003; for the six months ended June 30, 2004, revenue declined 1% compared to the same period in 2003. This reflected a substantial increase in service and support revenues in both periods, more than offset by a decline in product revenues, which constitute the bulk of our revenues.

For the three months ended June 30, 2004 our total booked sales increased by 64% over the same period in 2003, and for the six months ended June 30, 2004 total booked sales increased 55% over the same period in 2003. (For more explanation on booked sales, see Revenue, below). During the 2004 second quarter, we closed a major contract with the School District of Philadelphia, with a total contract price of $10.4 million, of which $6.0 million was recorded as booked sales. The remainder of the contract’s value represents future years of services and support, and is scheduled to be booked over the next four calendar years.*

For both the three and six months ended June 30, 2004, gross margins decreased, reflecting our revenue mix shift towards lower-margin service and support, partially offset by improvement in both product and service and support margins compared to 2003 periods.

Operating expenses were higher in the three and six months ended June 30, 2004 compared to the same periods in 2003 mainly due to staff additions and consultants.

We recorded a loss for the three and six months ended June 30, 2004 compared to a profit for the comparable periods in 2003 due to lower gross profit and higher spending.

At June 30, 2004 we had $3 million outstanding against our credit line. The $3.0 million credit line outstanding at June 30, 2004 was repaid during July 2004. On December 31, 2003, we had no outstanding borrowings under the credit line.

Results of Operations

Revenues

	Three months ended June 30			Six months ended June 30
(dollars in thousands)	2004	Change	2003	2004	Change	2003
	Restated		Restated	Restated		Restated
Products	$5,617	-18%	$6,882	$10,878	-13%	$12,455
Service and support	$1,880	58%	$1,192	$3,656	66%	$2,202
Total revenues	$7,497	-7%	$8,074	$14,534	-1%	$14,657

Revenues:

Product revenues, which comprise the bulk of our revenue, declined during the three and six months ended June 30, 2004 compared to the same periods in 2003. The decline in product revenue primarily reflected three factors. First, our product mix has shifted, so that a greater proportion of revenue in the 2004 quarter is from products with longer revenue recognition period. In particular, a higher proportion of licenses included Progress Tracker, our online monitoring and diagnostic system. We expect that trend to continue into the future.* Second, as we described at year end, sales were slower than expected in the fourth quarter of 2003. Because we recognize most revenue in periods following the quarter of the sale, we expect that the sales miss in the 2003 fourth quarter will affect revenue throughout 2004*. Finally, an increase in larger transactions and promotions has resulted in greater volume discounts. In general, we do not discount service or support prices, which has resulted in a smaller proportion of revenue being allocated to products.

Our service and support revenue increased substantially during the three and six months ended June 30, 2004, compared to the same periods in 2003. Because we believe that services are important to effective product use, we have had a major initiative to increase the amount of services we sell to customers. Support revenue is growing due to an increased number of customers on support contracts.

Booked sales and selling activity: Because a significant portion of our software, services and support revenue is recognized in periods after the invoice date, management uses booked sales to evaluate current selling activity. Booked sales is a non-GAAP financial measure that we believe is useful for investors as well as management as a measure of current demand for our products and services. Booked sales equals the total value (net of allowances) of software, services and support invoiced in the period. We record booked sales and deferred revenue when all of the requirements for revenue recognition have been met, other than the requirement that the revenue for software licenses and services has been earned. We use booked sales information for resource allocation, planning, compensation and other management purposes. We believe that revenue is the most comparable GAAP measure to booked sales. However, booked sales should not be considered in isolation from revenues, and is not intended to represent a substitute measure of revenues or any other performance measure calculated under GAAP.

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the three and six months ended June 30, 2004 and 2003.

	Three months ended June 30			Six months ended June 30
(dollars in thousands)	2004	Change	2003	2004	Change	2003
Booked sales	$18,181	64%	$11,067	$22,572	55%	$14,536
Less revenue	$7,497	-7%	$8,074	$14,534	-1%	$14,657
Net increase in deferred revenue	$10,684		$2,993	$8,038		$(121)
Current and long-term deferred revenue beginning of the period	$16,854		$15,598	$19,500		$18,712
Current and long-term deferred revenue end of the period	$27,538	48%	$18,591	$27,538	48%	$18,591

Booked sales in the K-12 sector, which accounted for 92% of booked sales in the second quarter of 2004, grew 70% to $16.7 million, compared to $9.8 million in the same period in 2003, due to several large transactions, including our major sale to the School District of Philadelphia. Because the Philadelphia contract included five years of support, revenue from that contract will be recognized over five years.*

Booked sales to non-school customers, primarily private practice clinicians, increased by $166,000, or 13%, for the three months ending June 30, 2004. For the six months ended June 30, 2004, sales in this sector were up $228,000, or 14%. Sales to non-school customers have declined over the past several years.

We believe large sales are an important indicator of mainstream education industry acceptance and an important factor in continuing to increase the productivity of our sales force.* During the second quarter of 2004, we closed 29 sales that had a contract value in excess of $100,000 compared to 21 during the same period in 2003. For the six months ended June 30, 2004 we closed 33 sales in excess of $100,000 compared to 24 during the same period in 2003.

Although federal, state and local budget pressures make for an uncertain funding environment for our customers, we believe that we are positioned to achieve continued growth in the K-12 market.* However, achieving our sales growth objectives will depend on increasing mainstream customer acceptance of our products, which requires us to continue to focus on improving our products’ ease of use, their fit with school requirements, and our connection with classroom teachers and administrators.* A key part of our growth strategy is to increase our sales force productivity.* This may be challenging in a K-12 market that is still negatively impacted by tight state and local funding. For a discussion of some of the other important factors that affect our results, see “Factors that May Affect Results of Operations or Stock Price.” In addition, the revenue recognized from our sales can be unpredictable. Our various license and service packages have substantially differing revenue recognition periods, and it is often difficult to predict which license package a customer will purchase, even when the amount and timing of a sale can be reasonably projected. See “Management’s Discussion and Analysis – Application of Critical Accounting Policies” for a discussion of our revenue recognition policy. In addition, the timing of a single large order or its implementation can significantly impact the level of sales and revenue at any given time.

Gross Profit and Cost of Revenues

	Three months ended June 30,				Six months ended June 30,
	2004		2003		2004		2003
(dollars in thousands)	$ Profit	Margin %	$ Profit	Margin %	$ Profit	Margin %	$ Profit	Margin %
	Restated		Restated		Restated		Restated
Gross profit on products	$5,125	91%	$6,277	91%	$10,047	92%	$11,354	91%
Gross profit on services and support	$678	36%	$353	30%	$1,234	34%	$434	20%

Total gross profit	$5,803	77%	$6,630	82%	$11,281	78%	$11,788	80%

The overall gross profit margin decreased for the three and six months ended June 30, 2004 compared to the same periods in 2003, as stable to improving margins in each revenue sub-category were more than offset by our revenue mix shift to lower-margin services. In both the three and six months periods ended June 30, 2004, our revenue mix was 75% product and 25% service and support compared to 85% product and 15% service and support in the same periods in 2003. Margin improvement in services and support was the result of improved operating leverage, as revenue growth provided better fixed cost coverage. Product margins improved due to lower amortization of capitalized product development as well as lower royalty expenses.

Operating Expenses

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2004	Change	2003	2004	Change	2003
	Restated		Restated	Restated		Restated
Sales and marketing	$3,754	12%	$3,344	$7,581	14%	$6,626
Research and development	$820	-12%	$935	$1,705	-8%	$1,844
General and administrative	$1,212	-6%	$1,284	$2,223	-7%	$2,396
Total operating expenses	$5,786	4%	$5,563	$11,509	6%	$10,866

Sales and Marketing Expenses: For the three and six months ended June 30, 2004, our sales and marketing expenses increased due to increased staff, consultant expense, temporary staff, and marketing expenses. At June 30, 2004, we had 26 quota-bearing sales personnel selling to public schools.

Research and Development Expenses: Research and development expenses decreased in the three and six months ended June 30, 2004 compared to the same period in 2003. Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs. Higher 2003 spending was due to expenses associated with a June 2003 product launch.

General and Administrative Expenses: General and administrative expenses decreased modestly for the three and six months ended June 30, 2004. The most significant factor was a decline in 2004 legal expenses compared to 2003.

Other Income from Related Party

In September 2003, we signed an agreement with Neuroscience Solutions Corporation (“NSC”), transferring technology to NSC for use in the health field. During the second quarter of 2004 we recorded $27,500 in royalties received and services provided to NSC. For the first two quarters of 2004, we have recorded $62,500 in royalties and services provided. As the original transaction occurred in September 2003, nothing was recorded for the three and six months ended June 30, 2003. Amounts received to date and any future receipts are being reported as other income as we do not consider the sale of these rights to be part of recurring operations.

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

Provision for Income Taxes

In the three and six months ending June 30, 2004, we recorded no tax provision as we had no taxable income. For the three and six months ended June 30, 2003 we recorded $6,000 in income tax provision.

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

Historically, our first quarter is our lowest sales quarter, reflecting school purchasing cycles and a trend in our industry.* Therefore, we may have negative cash flow in some quarters, particularly the first quarter, and may borrow under our line of credit from time to time.*

Net cash used in operating activities for the six months ended June 2004 was $2.5 million versus $223,000 during the same period in 2003. Payments for previously expensed restructuring charges were $440,000 and $885,000 for the three and six months ended June 30, 2004 and $467,000 and $1.0 million for the same periods in 2003. Cash generated was lower in 2004 as many of large sales were closed in the final days of the quarter, significantly increasing the accounts receivable balance compared to year end 2003.

Net cash used in investing activities for the six months ended June 30, 2004 was $432,000 compared to $178,000 for the same period in 2003. Spending in this area primarily consists of purchases of computer hardware and software. We expect that our capital spending will be higher in 2004 than in 2003, reflecting the purchase of new business systems software as well as additional computer hardware.*

For the six months ended June 30, 2004 we borrowed $3.0 million under our bank line of credit. This compared to no net borrowing during the six month period ending June 30, 2003. As of July 31, 2004 we had approximately $10 million of cash and no borrowings outstanding under the line of credit, reflecting the collection of several large accounts receivable that were outstanding at June 30, 2004.

We have a line of credit with Comerica Bank totaling $7.0 million, which expires on July 14, 2005. The facility was partially secured by a letter of credit provided by WPV, Inc., an affiliate of Warburg, Pincus Ventures, our largest stockholder. The letter of credit was for $4.0 million through May 30, 2004 and $3.0 million from May 31, 2004 to July 30, 2004. The WPV letter of credit expired on July 30, 2004. The line is subject to limitations based on our accounts receivable balance. Borrowings under the line are subject to various covenants, which may limit our financial and operating flexibility. The need to restate our historical financial statements constitutes an event of default under our agreement with Comerica. This event of default entitles Comerica to decline to advance additional funds under the line. There is no borrowing currently outstanding under the line, and we do not foresee that we will need to draw down under the line during its term.* Therefore, we do not believe that this default will have a material impact on us.*

After 2004, we expect that cash flow from operations will continue to be our primary source of funds for the next several years.* Again, this will require us to meet certain sales and expense levels. If the Company is unable to achieve sufficient cash flow from operations, the Company may seek other sources of debt or equity financing, or may be required to reduce expenses.* Reducing the Company’s expenses could adversely affect operations by reducing the resources available for sales, marketing, research or product development. We cannot assure you that we will be able to secure additional debt or equity financing on acceptable terms.

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

		Less than 1
(dollars in thousands)	Total	year	1 - 3 years	4 - 5 years	Thereafter 1.
Lease termination agreement	888	888	—	—	—
Borrowing under bank line of credit	3,000	3,000	—	—	—
Non-cancelable operating leases	9,636	940	1,880	1,902	4,914
Minimum royalty payments	1,500	150	300	300	750

Total	$15,024	$4,978	$2,180	$2,202	$5,664

1. Non-cancelable operating leases expire December 31, 2013. Minimum royalty payments expire in 2014.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses due to the inability of customers to make payments. These estimates are based on historical experience. In 2003 and the first half of 2004 our bad debt experience has been less than 1% of revenue. To the extent experience requires it, we may in the future adjust this reserve.* For the second quarter of 2004, the reserve calculation was adjusted down, because at the time of estimating the allowance, several large accounts had already paid the balances outstanding at June 30. Cancellations and refunds are allowed in limited circumstances, and such amounts have not been significant.

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

On an ongoing basis, we evaluate the net realizable value of the capitalized software development cost by estimating the future revenue to be generated from the product and compare this estimate to the unamortized cost of the product. At June 30, 2004 future revenues from sale of products for which development costs remain on the balance sheet are anticipated to exceed the $569,000 of unamortized development costs.* No software development costs were capitalized in the three or six months ended June 30, 2004 or 2003.

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

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS OR STOCK PRICE

Our results are impacted by a variety of factors, many of which are beyond our control. The following factors, as well as other information discussed in this quarterly report on Form 10-Q/A, in our Annual Report on Form 10-K/A for the year ended December 31, 2003 (under the headings “Business – Factors that May Affect our Results or Stock Price” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and other documents filed with the Securities and Exchange Commission should be carefully considered in evaluating our results and our business.

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

In December 2004, as a result of a reconsideration of our revenue recognition practices, the Company’s management and our Audit Committee concluded that we should correct our revenue recognition practices for most of the Company’s K-12 school contracts. As a result, we have restated our financial statements for the period from 2000 through June 30, 2004, as described in more detail in Note 3 to the Condensed Financial Statements.

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

This change in the Company’s revenue recognition treatment reflects a correction in the Company’s application of AICPA Statement of Position 97-2, to these historical transactions. Our restatement of our historical financial statements results from a correction in the application of an accounting policy.

Controls over the application of accounting policies are within the scope of internal controls. Therefore, management has concluded that there was a material weakness in the Company’s internal controls, as defined by the Public Company Accounting Oversight Board.

In connection with the filing of this Form 10-Q/A Report, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004. Solely because of the revenue recognition issue discussed above, the Company’s Chief Executive Officer and Chief Financial Officer have now concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2004.

The Company has reflected the revised revenue recognition treatment in this Form 10-Q/A and Forms 10-K/A for 2003 and 10-Q/A for the first quarter of 2004. We are in the process of evaluating what changes should be made in our internal controls over financial reporting with respect to revenue recognition. Except for these changes, for the quarter ended June 30, 2004, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description of Document
3.1 (1)	Restated Certificate of Incorporation.
3.2 (2)	Amended and Restated Bylaws.
31.1	Certification of Chief Executive Officer (Section 302)
31.2	Certification of Chief Financial Officer (Section 302)
32.1	Certification of Chief Executive Officer (Section 906)
32.2	Certification of Chief Financial Officer (Section 906)

(1)	Incorporated by reference to Exhibit 3.3 previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-77133).

(2)	Incorporated by reference to Exhibit 3.4 previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).

(b) Reports on Form 8-K.

i.	On April 27, 2004, the Company filed a Report on Form 8-K furnishing its press release announcing its financial results for the quarter ended March 31, 2004 and the transcript of its conference call discussing those earnings.

ii.	On June 15, 2004, the Company filed a Report on Form 8-K disclosing actions that could be viewed as waivers of its Code of Conduct with respect to previously-disclosed historical transactions involving ongoing conduct, as required by NASDAQ interpretations.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 10, 2005

Scientific Learning Corporation (Registrant)
/s/ Jane A. Freeman
Jane A. Freeman
Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description of Document
3.1 (1)	Restated Certificate of Incorporation.
3.2 (2)	Amended and Restated Bylaws.
31.1	Certification of Chief Executive Officer (Section 302)
31.2	Certification of Chief Financial Officer (Section 302)
32.1	Certification of Chief Executive Officer (Section 906)
32.2	Certification of Chief Financial Officer (Section 906)

(1)	Incorporated by reference to Exhibit 3.3 previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-77133).

(2)	Incorporated by reference to Exhibit 3.4 previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).