Form 10-Q
period 2004-09-30
SCIENTIFIC LEARNING CORP
filed 2005-02-15
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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
Yes ☐      No ☑

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding at December 31, 2004 was 16,659,192.

EXPLANATORY NOTE

     This filing includes an unaudited restated balance sheet as of December 31, 2003, unaudited restated statements of operations for the three and nine month periods ended September 30, 2003 and unaudited restated statements of cash flows for the nine months ended September 30, 2003. The restatement of these financial statements principally relates to a correction in our method of revenue recognition for most of our K-12 school contracts. This correction has resulted in changes to our previously reported revenues in all periods included in this Report through June 30, 2004 and to deferred revenues as of December 31, 2003. This correction is more fully described in Note 3 to the Condensed Financial Statements.

     We have indicated on the cover page of this quarterly report that we have filed the required reports for the prior 12 months because this Report on Form 10-Q, which is late, brings us current in making our filings.

     The unaudited financial statements contained in this Form 10-Q have been prepared on the basis of all information of which we are presently aware. We believe that the unaudited financial statements fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

SCIENTIFIC LEARNING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CONDENSED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2004	2003
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$10,286	$3,648
Accounts receivable, net	5,094	5,117
Prepaid expenses and other current assets	1,324	1,144

Total current assets	16,704	9,909

Property and equipment, net	745	537
Notes receivable from current and former officers	3,114	3,114
Other assets	1,908	2,037

Total assets	$22,471	$15,597

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$657	$481
Accrued liabilities	2,999	3,875
Deferred revenue	14,883	16,884

Total current liabilities	18,539	21,240

Deferred revenue, long-term	10,842	2,616
Other liabilities	333	285

Total liabilities	29,714	24,141

Stockholders’ deficit:
Common stock	75,435	74,460
Accumulated deficit	(82,678)	(83,004)

Total stockholders’ deficit	(7,243)	(8,544)

Total liabilities and stockholders’ deficit	$22,471	$15,597

See accompanying notes to condensed financial statements.

SCIENTIFIC LEARNING CORPORATION

CONDENSED STATEMENT OF OPERATIONS
(In thousands, except share and per share amounts)
Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Revenues:

Products	$6,035	$6,633	$16,913	$19,088
Service and support	2,255	1,660	5,911	3,861

Total revenues	8,290	8,293	22,824	22,949

Cost of revenues:

Cost of products	479	601	1,310	1,702
Cost of service and support	1,299	968	3,721	2,736

Total cost of revenues	1,778	1,569	5,031	4,438

Gross profit	6,512	6,724	17,793	18,511

Operating expenses:

Sales and marketing	3,630	3,200	11,211	9,826
Research and development	946	796	2,651	2,640
General and administrative	1,300	1,140	3,523	3,536

Total operating expenses	5,876	5,136	17,385	16,002

Operating income	636	1,588	408	2,509

Other income from related party	28	425	91	425
Interest income (expense) , net	10	(301)	(166)	(926)

Net income before income tax provision	674	1,712	333	2,008
Income tax provision	7	34	7	41

Net income	$667	$1,678	$326	$1,967

Basic net income per share:	$0.04	$0.10	$0.02	$0.12

Shares used in computing basic net income	16,615,909	16,052,661	16,328,901	15,979,534

Diluted net income per share:	$0.04	$0.10	$0.02	$0.12

Shares used in computing diluted net income	17,648,733	17,123,821	17,484,835	16,827,135

See accompanying notes to condensed financial statements.

SCIENTIFIC LEARNING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
Unaudited

	Nine months ended September 30,
	2004	2003
		(Restated)
Operating Activities:
Net income	$326	$1,967
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	558	1,037
Amortization of deferred financing costs	232	912
Stock based compensation	173	217
Changes in operating assets and liabilities:
Accounts receivable	23	(48)
Prepaid expenses and other current assets	(412)	590
Accounts payable	176	204
Accrued liabilities	(876)	(1,047)
Deferred revenue	6,225	783
Other liabilities	48	147

Net cash provided by operating activities	6,473	4,762
Investing Activities:
Purchases of property and equipment, net	(522)	(133)
Other non-current assets	(115)	(115)

Net cash used in investing activities	(637)	(248)
Financing Activities:
Proceeds from issuance of common stock	802	196
Borrowings under bank line of credit	3,000	2,000
Repayments on borrowings under bank line of credit	(3,000)	(6,000)

Net cash provided by (used in) financing activities	802	(3,804)

Increase in cash and cash equivalents	6,638	710

Cash and cash equivalents at beginning of the period	3,648	4,613

Cash and cash equivalents at end of the period	$10,286	$5,323

Supplemental disclosure:
Interest Paid	$44	$118

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

Interim Financial Information

The interim financial information as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 is unaudited, but includes all normal recurring adjustments that the Company considers necessary for a fair presentation of its financial position at such date and its results of operations and cash flows for those periods.

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

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

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

Other Assets

Other assets consist of the following (in thousands):

		December 31,
	September 30,	2003
	2004	Restated
Software development costs	$3,089	$3,089
Less accumulated amortization	(2,590)	(2,346)

Software development costs, net	499	743
Other non current assets	1,409	1,294

	$1,908	$2,037

Accrued restructuring costs

In October 2003 the Company entered into an agreement with its landlord to terminate the lease for its Oakland headquarters and commence a new lease agreement for a reduced amount of space in the same building. This reduction in space is expected to decrease total lease payments by approximately $6.5 million (net of lease termination fees described below) through 2008. Under these agreements the Company paid an increased security deposit of $550,000 and lease termination fees totaling $1,810,000 through September 30, 2004. The balance of the lease termination fee, $440,000 will be paid in equal monthly installments through December 31, 2004. The term of the new lease agreement expires December 31, 2013.

The following table sets forth the restructuring activity during the quarter ended September 30, 2004

	Accrued		Accrued
	restructuring		restructuring
	costs, beginning of		costs, end of the
	the period	Cash paid	period
Lease obligations	$888	(442)	$446

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

Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes valuation model, the Company’s pro forma net income (loss) and basic and diluted net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
		Restated		Restated
Net income, as reported	$667	$1,678	$326	$1,967

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	513	444	1,288	1,156

Net income (loss), proforma	$154	$1,234	$(962)	$811

Net income per share:
Basic, as reported	$0.04	$0.10	$0.02	$0.12

Diluted, as reported	$0.04	$0.10	$0.02	$0.12

Basic, pro forma	$0.01	$0.08	$(0.06)	$0.05

Diluted, pro forma	$0.01	$0.07	$(0.06)	$0.05

The fair value of the options was estimated using the following assumptions: a risk free interest rate of 3%, no dividend yield, a volatility factor of 85% and a weighted average expected life of the options of five years.

The pro forma impact of options on the net income for the three and nine months ended September 30, 2004 and 2003 is not representative of the effects on net income for future periods, as future years will include the effects of additional periods of stock option grants.

2. Comprehensive Income

The Company has no items of other comprehensive income, and accordingly the comprehensive income is equal to the net income for all periods reported.

Notes to Condensed Financial Statements

3. Restatement

The Company’s previously reported balance sheet at December 31, 2003 and the statements of operations for the quarter and nine months ended September 30, 2003 and the statement of cash flows for the nine months ended September 30, 2003 have been restated to correct the Company’s method of accounting for the recognition of revenue from most of its K-12 school contracts.

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

The following tables summarize the changes to the balance sheet at December 31, 2003 and the statements of operations for the three and nine months ended September 30, 2003.

SCIENTIFIC LEARNING CORPORATION
BALANCE SHEET
(In thousands, except share and per share amounts)

	December 31,		December 31,
	2003		2003
	As reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$3,648		$3,648
Accounts receivable, net of allowance for doubtful accounts $139 at December 31, 2003	5,117		5,117
respectively Prepaid expenses and other current assets	1,134	10	1,144

Total current assets	9,899		9,909

Property and equipment, net	537		537
Notes receivable from current and former officers	3,114		3,114
Other assets	2,004	33	2,037

Total assets	$15,554		$15,597

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$481		$481
Accrued liabilities	3,832	43	3,875
Deferred revenue	16,233	651	16,884

Total current liabilities	20,546		21,240
Deferred revenue, long-term	1,289	1,327	2,616
Other liabilities	285		285

Total liabilities	22,120		24,141

Commitments

Stockholders’ deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—		—
Common stock, $0.001 par value; 40,000,000 shares authorized, 16,150,551 shares issued and outstanding at December 31, 2003	74,460		74,460
Accumulated deficit	(81,026)	(1,978)	(83,004)

Stockholders’ deficit:	(6,566)		(8,544)

Total liabilities and stockholders’ deficit	$15,554		$15,597

SCIENTIFIC LEARNING CORPORATION
STATEMENT OF OPERATIONS
(In thousands, except share and per share amounts)
Unaudited

	Three months		Three months
	ended		ended
	September 30, 2003		September 30, 2003
	As reported	Adjustments	Restated
Revenues:

Products	$6,262	$371	$6,633
Service and support	1,755	(95)	1,660

Total revenues	8,017		8,293

Cost of revenues:

Cost of products	679	(78)	601
Cost of service and support	966	2	968

Total cost of revenues	1,645		1,569

Gross profit	6,372		6,724

Operating expenses:

Sales and marketing	3,258	(58)	3,200
Research and development	796		796
General and administrative	1,140		1,140

Total operating expenses	5,194		5,136

Operating income	1,178		1,588

Other income from related party	425		425
Interest expense, net	(301)		(301)

Net income before income tax provision	1,302		1,712
Income tax provision	13	21	34

Net income	$1,289		$1,678

Basic net income per share:	$0.08		$0.10

Shares used in computing basic net income	16,052,661		16,052,661

Diluted net income per share:	$0.08		$0.10

Shares used in computing diluted net income	17,123,821		17,123,821

STATEMENT OF OPERATIONS
(In thousands, except share and per share amounts)
Unaudited

	Nine months		Nine months
	ended		ended
	September 30, 2003		September 30, 2003
	As reported	Adjustments	Restated
Revenues:

Products	$17,810	$1,278	$19,088
Service and support	3,942	(81)	3,861

Total revenues	21,752		22,949

Cost of revenues:

Cost of products	1,807	(105)	1,702
Cost of service and support	2,732	4	2,736

Total cost of revenues	4,539		4,438

Gross profit	17,213		18,511

Operating expenses:

Sales and marketing	9,898	(72)	9,826
Research and development	2,640		2,640
General and administrative	3,537	(1)	3,536

Total operating expenses	16,075		16,002

Operating income	1,138		2,509

Other income from related party	425		425
Interest expense, net	(926)		(926)

Net income before income tax provision	637		2,008
Income tax provision	13	28	41

Net income	$624		$1,967

Basic net income per share:	$0.04		$0.12

Shares used in computing basic net income	15,979,534		15,979,534

Diluted net income per share:	$0.04		$0.12

Shares used in computing diluted net income	16,827,135		16,827,135

Notes to Condensed Financial Statements

4. Guarantees

The Company generally provides a warranty for its software products to its customers and accounts for its warranties under the FASB’s Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (FAS No.5) under which estimated losses are recorded if it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty periods can vary from customer to customer but our standard warranty period is 90 days. In the event there is a failure of the product in breach of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product. The Company did not provide for a warranty accrual as of September 30, 2004. To date, the Company’s product warranty expense has not been significant.

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

For the three and nine months ended September 30, 2004 the Company recognized $28,000 and $91,000 in other income for service provided to NSC and royalties for product licenses.

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

Overview

We develop and distribute the Fast ForWord® family of reading intervention software. Our innovative products apply advances in neuroscience and cognitive research to build the fundamental cognitive skills required to read and learn. Extensive outcomes research by independent researchers, our founding scientists, and our company demonstrates that the Fast ForWord products help students attain rapid, lasting gains in the skills critical for reading. To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support. Our primary market is K-12 schools in the United States, to which we sell using a direct sales force. For the three and nine months ended September 30, 2004, K-12 schools accounted for 88% and 91% of booked sales, respectively. By the end of September 2004, approximately 3,000 schools had purchased at least $10,000 of our Fast ForWord product licenses and services, and approximately 420,000 individuals had enrolled in one of our products. As of September 30, 2004 we had 150 full-time employees, compared to 132 at September 30, 2003.

Restatement

The Company’s previously reported balance sheet as of December 31, 2003 and statements of operations for the interim periods ended September 30, 2003 and statements of cash flows for the nine months ended September 30, 2003, have been restated to correct its accounting for the recognition of revenue from certain customer contracts. This restatement is described in more detail in Note 3 to Condensed Financial Statements above.

The correction relates to periods from fiscal 2000 through June 30, 2004. The impact of the correction of the error in recognizing revenue is to defer to later periods a portion of the revenue that had been previously recognized. The impact on the balance sheet is to increase deferred revenue. In the statement of operations, the impact of the change in the three and nine months ending September 30, 2003 was an increase in revenue and net income as revenue deferred from sales made in periods before 2003 more than offset revenue deferred from sales in 2003. Cost of goods and sales commissions each decreased slightly during the three and nine months ending September 30, 2003.

Business Highlights

For the three months ended September 30, 2004, our revenue was unchanged compared to the same period in 2003; for the nine months ended September 30, 2004, revenue declined 1% compared to the same period in 2003. This reflected a substantial increase in service and support revenues in both periods, offset by a decline in product revenues.

For the three months ended September 30, 2004 our total booked sales decreased by 30% over the same period in 2003, and for the nine months ended September 30, 2004 total booked sales increased 22% over the same period in 2003. (For more explanation on booked sales, see Revenue, below). During the 2004 second quarter, we closed a major contract with the School District of Philadelphia, with a total contract price of $10.4 million, of which $6.0 million was recorded as booked sales. The remainder of the contract’s value represents future years of services and support, and is scheduled to be booked over the next four calendar years.*

For both the three and nine months ended September 30, 2004, gross margins decreased due to our revenue mix shift to lower-margin services. Operating expenses were higher in the three and nine months ended September 30, 2004 compared to the same periods in 2003 mainly due to staff additions and consultants.

Net income in the three and nine months ended September 30, 2004 was lower than for the comparable periods in 2003 due to lower margins and higher spending.

At September 30, 2004 and December 31, 2003, we had no outstanding borrowings under the credit line. The $3.0 million credit line outstanding at June 30, 2004 was repaid during July 2004.

Results of Operations

Revenues

	Three months ended Sept 30			Nine months ended Sept 30
(dollars in thousands)	2004	Change	2003	2004	Change	2003
			Restated			Restated
Products	$6,035	-9%	$6,633	$16,913	-11%	$19,088
Service and support	$2,255	36%	$1,660	$5,911	53%	$3,861

Total revenues	$8,290	0%	$8,293	$22,824	-1%	$22,949

Revenues:

Product revenues, which comprise the bulk of our revenue, declined during the three and nine months ended September 30, 2004 compared to the same periods in 2003. This decline in product revenue primarily reflected three factors. First, our product mix has shifted, so that a greater proportion of revenue in the 2004 quarter is from products with longer revenue recognition periods. During the three and nine months ended September 30, 2004, a higher proportion of our customers purchased licenses which included Progress Tracker, our Internet reporting tool. Software licenses sold without Progress Tracker are typically recognized at shipment; those with Progress Tracker are recognized over a longer period. We expect most customers will purchase licenses which include Progress Tracker in the future.* Second, sales were slower than expected in the fourth quarter of 2003, as well as during the third quarter of 2004. Finally, an increase in larger transactions and promotions has resulted in greater volume discounts. In general, we do not discount service or support prices, which results in a smaller proportion of revenue being allocated to products.

Our service and support revenue increased substantially during the three and nine months ended September 30, 2004, compared to the same periods in 2003. We have had a major initiative to increase the amount of services we sell to customers. Support revenue is growing due to an increased number of customers.

The timing of revenue recognition for our sales is dependent on our mix of sales, the delivery of our products and services and also on our establishment of VSOE for the components of each transaction. We periodically re-evaluate whether our business practices and transaction structures have established VSOE for our products and services. If VSOE is established at a later date where it was not previously, that might change our revenue recognition methods for periods thereafter.*

Booked sales and selling activity: Because a significant portion of our software, services and support revenue is recognized in periods after the invoice date, management uses booked sales to evaluate current selling activity. Booked sales is a non-GAAP financial measure that we believe is useful for investors as well as management as a measure of current demand for our products and services. Booked sales equals the total value (net of allowances) of software, services and support invoiced in the period. We record booked sales and deferred revenue when all of the requirements for revenue recognition have been met, other than the requirement that the revenue for software licenses and services has been earned. We use booked sales information for resource allocation, planning, compensation and other management purposes. We believe that revenues are the GAAP measure most comparable to booked sales. However, booked sales should not be considered in isolation from revenues, and is not intended to represent a substitute measure of revenues or any other performance measure calculated under GAAP.

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the three and nine months ended September 30, 2004 and 2003.

	Three months ended Sept 30			Nine months ended Sept 30
(dollars in thousands)	2004	Change	2003	2004	Change	2003
Booked sales	$6,477	-30%	$9,196	$29,049	22%	$23,731
Less revenue	$8,290	0%	$8,293	$22,824	-1%	$22,949

Net increase in deferred revenue	($1,813)		$903	$6,225		$782
Current and long-term deferred revenue beginning of the period	$27,538		$18,591	$19,500		$18,712

Current and long-term deferred revenue end of the period	$25,725	32%	$19,494	$25,725	32%	$19,494

Booked sales in the K-12 sector, which accounted for 88% of booked sales in the third quarter of 2004, declined 33% to $5.7 million, compared to $8.4 million in the same period in 2003. Hurricanes in the southeast and superintendent transitions in a key state were the largest factors in the decline. In addition some sales expected in the third quarter were accelerated into the three months ended June 30, 2004. K-12 booked sales increased 24% to $26.4 million for the nine months ended September 30, 2004 compared to $21.3 million for the nine months ended September 30, 2003, due in large part to the $6.4 million of booked sales recorded as part of the June 2004 Philadelphia transaction

Booked sales to non-school customers, primarily private practice clinicians, grew by 2% for the three months ending September 30, 2004. For the nine months ended September 30, 2004 sales in this sector grew 10%. While sales to non-school customers have declined over the past several years, we believe this portion of our business has stabilized.*

Going forward, we plan to continue to concentrate our sales effort on large multiple-site opportunities in the K-12 market.* We believe large sales are an important indicator of mainstream education industry acceptance and an important factor in continuing to increase the productivity of our sales force. During the third quarter of 2004, we closed 15 sales that had a contract value in excess of $100,000 compared to 21 during the same period in 2003. For the nine months ended September 30, 2004 we closed 48 sales in excess of $100,000 compared to 45 during the same period in 2003.

Since 2002, K-12 educational software sales have generally been soft across the industry. This trend has typically been attributed to federal, state and local budget pressures which make for an uncertain funding environment for our customers. We nevertheless believe that we are positioned to achieve continued growth in the K-12 market.* However, achieving our sales growth objectives will depend on increasing mainstream customer acceptance of our products, which requires us to continue to focus on improving our products’ ease of use, their fit with school requirements, and our connection with classroom teachers and administrators. A key part of our growth strategy is to increase our sales force productivity levels. This may be challenging in a K-12 market that is still negatively impacted by tight state and local funding.* For a discussion of some of the other important factors that affect our results, see “Factors that May Affect Results of Operations or Stock Price.” In addition, the revenue recognized from our sales can be unpredictable. Our various license and service packages have substantially differing revenue recognition periods, and it is often difficult to predict which license package a customer will purchase, even when the amount and timing of a sale can be reasonably projected. See “Management’s Discussion and Analysis – Application of Critical Accounting Policies” for a discussion of our revenue recognition policy. In addition, the timing of a single large order or its implementation can significantly impact the level of sales and revenue at any given time.

Gross Profit and Cost of Revenues

	Three months ended Sept 30,				Nine months ended Sept 30,
	2004		2003		2004		2003
			Restated				Restated
(dollars in thousands)	$ Profit	Margin %	$ Profit	Margin %	$ Profit	Margin %	$ Profit	Margin %
Gross profit on products	$5,556	92%	$6,032	91%	$15,603	92%	$17,386	91%
Gross profit on services and support	$956	42%	$692	42%	$2,190	37%	$1,125	29%

Total gross profit	$6,512	79%	$6,724	81%	$17,793	78%	$18,511	81%

The overall gross profit margin decreased for the three and nine months ended September 30, 2004 compared to the same periods in 2003. For the nine months ending September 30, 2004, margins in services and support improved due to improved operating leverage, as revenue growth provided better fixed cost coverage. For the three months ending September 30, 2004 there was no change in service and support margins compared to the same period in the prior year. Compared to prior year periods, product margins improved in the three and nine months ending September 30, 2004.

Overall, however, that revenue mix shift to lower-margin service and support more than offset the individual margin improvements. In the third quarter of 2004 our revenue mix was 73% product and 27% service and support compared to 80% product and 20% service and support in the same period in 2003. For the nine months ended September 30, 2004 our mix was 74% product and 26% service and support compared to 83% product and 17% service and support in the same period in 2003.

Operating Expenses

	Three months ended Sept 30,			Nine months ended Sept 30,
(dollars in thousands)	2004	Change	2003	2004	Change	2003
			Restated			Restated
Sales and marketing	$3,630	13%	$3,200	$11,211	14%	$9,826
Research and development	$946	19%	$796	$2,651	0%	$2,640
General and administrative	$1,300	14%	$1,140	$3,523	0%	$3,536

Total operating expenses	$5,876	14%	$5,136	$17,385	9%	$16,002

Sales and Marketing Expenses: For the three and nine months ended September 30, 2004, our sales and marketing expenses increased due to additional staff, use of consultants, temporary staff, and marketing expenses. At September 30, 2004, we had 30 quota-bearing sales personnel selling to public schools. We expect to increase our investment in sales and marketing as we focus on increasing sales in the K-12 market and adding additional sales people.

Research and Development Expenses: Research and development expenses increased in the three months ended September 30, 2004 compared to the same period in 2003, primarily due to increased compensation expenses for staff and outside consultants. For the nine months ended September 30, 2004 research and development expenses were flat compared to the same period in 2003. Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs.

General and Administrative Expenses: General and administrative expenses increased for the three months ended September 30, 2004 due to the costs of Sarbanes Oxley compliance and additional staff. General and administrative expenses are expected to increase in the fourth quarter, primarily due to increased accounting and legal costs associated with the restatement of our previously reported financial results.

Other Income from Related Party

     In September 2003, we signed an agreement with Neuroscience Solutions Corporation (“NSC”), transferring technology to NSC for use in the health field. During the third quarter of 2004 we recorded $28,000 in royalties received and services provided to NSC. For the first three quarters of 2004, we have recorded $91,000 in royalties and services provided. For the three and nine months ended September 30, 2003, $425,000 was recorded as other income, which represented the initial payment from NSC. Amounts received to date and any future receipts are being reported as other income as we do not consider the sale of these rights to be part of recurring operations.

Interest Expense, net

	Three months ended Sept 30,			Nine months ended Sept 30,
(dollars in thousands)	2004	Change	2003	2004	Change	2003
Interest income/(expense), net	$10	-103%	($301)	($166)	-82%	($926)

Interest expense, net decreased for the three and nine months ended September 30, 2004 compared to the same period in 2003 primarily because of lower amortization of deferred financing charges related to warrants issued in connection with earlier borrowing and lower borrowing in 2004 compared to 2003. The amortization of deferred financing charges was $33,000 and $232,000 for the three and nine months ended September 30, 2004 compared to $304,000 and $912,000 for the same periods in 2003. The amortization of deferred financing charges was completed in the quarter ending September 30, 2004.

Provision for Income Taxes

In the three months ending September 30, 2004, we recorded a tax provision in the amount of $7,000 relating to federal alternative minimum tax compared to $34,000 for the same period in 2003. For the nine months ended September 30, 2004 and 2003 the income tax provisions were $7,000 and $41,000 respectively.

Liquidity and Capital Resources

Our cash and cash equivalents were $10.3 million at September 30, 2004, compared to $3.6 million at December 31, 2003. We expect that our cash flow from operations and our current cash balances will be the primary source of liquidity and will be sufficient to provide the necessary funds for our operations and capital expenditures during 2005.* Accomplishing this, however, will require us to meet specific sales targets in the K-12 market. We cannot assure you that we will meet our targets with respect to sales, revenues, expenses or operating results. Historically, our first quarter is our lowest sales quarter, reflecting school purchasing cycles and a trend in our industry. Therefore, we may have negative cash flow in some quarters, particularly the first quarter.

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

Net cash generated by operating activities for the nine months ended September 2004, was $6.5 million versus $4.8 million during the same period in 2003. Payments for previously expensed restructuring charges were $442,000 and $1.3 million for the three and nine months ended September 30, 2004 and $349,000 and $1.4 million for the same periods in 2003.

Net cash used in investing activities for the nine months ended September 30, 2004 was $0.6 million compared to $0.2 million for the same period in 2003, primarily for purchases of computer hardware and software.

For the nine months ended September 30, 2004 we borrowed and repaid $3.0 million under our bank line of credit, resulting in no net borrowing. During the nine months ended September 30, 2003 we borrowed $2.0 million and repaid $6.0 million, resulting in a net debt repayment of $4.0 million. As of September 30, 2004 we had approximately $10 million of cash and no borrowings outstanding under the line of credit, reflecting the collection of several large accounts receivable that were outstanding at June 30, 2004.

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

The following table summarizes our outstanding borrowings and contractual obligations at September 30, 2004 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

(dollars in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	Thereafter 1.
Lease termination agreement	440	440	—	—	—
Non-cancelable operating leases	9,401	940	1,880	1,913	4,668
Minimum royalty payments	1,500	150	300	300	750

Total	$11,341	$1,530	$2,180	$2,213	$5,418

1. Non-cancelable operating leases expires December 31, 2013. Minimum royalty payments expire in 2014.

Our purchase order commitments at September 30, 2004 are not material.

Loans to Current and Former Officers

In March 2001 we made full recourse loans to certain of our officers, in amounts totaling $3.1 million. The total receivable including accrued interest at September 30, 2004 was $3.6 million. Accrued interest of $534,000 for the periods ending September 30, 2004 was included in Other Assets on the Balance Sheet. In 2002 some of these officers left our Company. The Notes are full recourse loans secured by shares of our Common Stock owned by the current and former officers. The loans bear interest at 4.94%. Principal and interest are due December 31, 2005.

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

On an ongoing basis, we evaluate the net realizable value of the capitalized software development cost by estimating the future revenue to be generated from the product and compare this estimate to the unamortized cost of the product. At September 30, 2004 future revenues from sale of products for which development costs remain on the balance sheet are anticipated to exceed the unamortized development costs.* No software development costs were capitalized in the three or nine months ended September 30, 2004 or 2003.

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

To grow our business, we need to increase acceptance of our products by mainstream K-12 education purchasers. Failure to do so would materially and adversely impact our revenue, profitability and growth prospects.

We believe that to date most educators who have used Fast ForWord products are “early adopters.” We believe that our ability to move to the mainstream market will depend largely on the critical factors discussed below.

Our Fast ForWord products differ from the way schools have traditionally addressed reading problems. In particular, they are based on neuroscience research that may not be familiar to educators and target the development of the cognitive skills that are the foundation of all learning. K-12 educational practices are slow to change, and it can be difficult to convince educators of the value of a substantially different approach. If we are unable to do so, it will slow our growth.

Using our products in schools requires educators to devote a substantial amount of time to Fast ForWord use out of a limited and crowded school day. Our new protocols have greatly reduced the daily time required to use our program, significantly decreasing one of the most critical obstacles to broad use of our products. However, the product use protocol still requires a substantial time commitment from students and educators. If the products are not used correctly, they may not produce the expected student results, which may lead to customer dissatisfaction and decreased sales.

Our products are generally implemented in a computer lab rather than in the classroom. To facilitate expansion sales, and to improve results, we need to better connect to the classroom teacher, in an effective and efficient manner. Failing to do so may slow our growth.

We encourage our customers to purchase significant levels of field service because we believe that these services enable more effective product use and lead to stronger student achievements gains. If we are unable to continue to convince customers to purchase these levels of service, we may experience pressures on our service margins, or our customers may be dissatisfied with their implementations. This may lead to decreased profitability or slower growth.

It is difficult for us to predict our financial results accurately, because, among other factors, our business has a long sales cycle, we sell a variety of license packages with different revenue recognition periods, the timing of a single large sale can significantly impact a quarter’s results and our sales and implementations tend to be seasonal. Inaccuracy in estimating future results may cause the price of our stock to decline.

Since our formation, our quarterly operating results have fluctuated significantly, and we expect these fluctuations to continue. Like other companies in the instructional market, our sales to K-12 schools are typically particularly slow in the first quarter.

In addition, the cost of some of our K-12 license packages requires multiple levels of approval in a political environment, which results in a time-consuming sales cycle that can be difficult to predict. When a district decides to finance its license purchase, the time required to obtain these approvals can be extended even further. In addition, sales to schools are subject to budgeting constraints, which may require schools to find available discretionary funds, obtain grants or wait until subsequent budget cycles. As a result, our sales cycle generally takes several months, and in some cases, can take a year or longer. This can cause us to incur high sales expenses well prior to a sale and with no assurance that a sale will occur.

Some of our sales are significantly larger than others, and our sales strategy emphasizes district-level, multi-site transactions. The timing of a single large order or its implementation can significantly impact the level of sales and revenue in a given quarter.

The timing of revenue recognized from our sales can also be unpredictable. Our various license and service packages have substantially differing revenue recognition periods, and it may be difficult to predict which license package a customer will purchase, even when the amount and timing of a sale can be projected.

Our expense levels are based on our expectations of future sales and are primarily fixed in the short term. We may not be able to adjust spending in a timely manner to compensate for any unexpected sales shortfall.

All of the above factors may cause our operating results in future quarters to fail to meet the expectations of investors, which could cause an immediate and significant decline in the trading price of our common stock.

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

As a result of these events, we have become subject to the following risks:

•	We have incurred substantial unanticipated costs for accounting and legal fees.

•	It is not uncommon for lawsuits claiming to be class actions to be brought against companies that restate their historical financial statements and their directors and officers. If such actions were to be brought, it is likely that we would incur substantial defense costs regardless of their outcome. Likewise, such actions might cause a diversion of our management’s time and attention. Likewise, if such actions were brought and we did not prevail, we could be required to pay substantial damages or settlement costs.

•	It is also not uncommon for the Securities and Exchange Commission to investigate companies that restate their historical financial statements. If any such investigation were commenced, it would likely divert more of our management’s time and attention and cause us to incur substantial costs. Such investigations could also lead to fines or injunctions or orders with respect to future activities.

•	The need to reconsider our accounting treatment and the restatement of our financial statements caused us to be late in filing our required report on Form 10-Q for the quarter ended September 30, 2004. In November 2004, we received notice from NASDAQ that we are subject to delisting because this delay in our filing has caused us to be out of compliance with the continued listing requirements of the NASDAQ National Market. In January 2005, we received the determination of NASDAQ Hearing Panel in this matter, which permits the Company’s securities to remain listed on the NASDAQ National Market so long as the Company has filed its Form 10-Q for the quarter ended September 30, 2004, as well as any amendments required by the restatement, no later than February 15, 2005. The determination also requires that the Company remain in compliance with all requirements for continued listing and give NASDAQ prompt notice of any significant events during this time, and provides that the Hearing Panel reserves the right to reconsider the terms of the exception granted to the Company and to review any compliance document filed by the Company. In addition, under NASDAQ rules, it is still possible that upon reconsideration, the Company could be delisted as a result of the delay in our filing.

•	The need to restate our historical financial statements constitutes an event of default under our credit agreement, which permits our lender to decline to advance additional funds under the credit facility. There is no borrowing currently outstanding under the line, and we do not foresee that we will need to draw down under the line during its term. However, if we did wish to borrow under the line, it might be unavailable to us.

We rely on studies of student results to demonstrate the effectiveness of our products; if these studies are challenged, it might harm our reputation and slow our business.

We rely heavily on statistical studies of student results to demonstrate that our Fast ForWord products lead to improved student achievement. We believe that these studies accurately reflect the performance of our products. However, these studies involve the following risks:

•	The results of studies depend on schools’ appropriately implementing the products and adhering to the product protocol. If a school does not do so, the results of the study may be distorted.

•	Some studies of our products have limited sample sizes and/or lack a randomly selected control group. These study characteristics may lead to criticism of the studies.

•	Schools studying the effectiveness of our products use the product with different types of students and use different assessments, sometimes making it difficult to aggregate or compare results.

•	We facilitate the collection and analysis of data for some of these studies and sometimes support academic studies of our products.

We believe that there is growing demand resulting in part from the No Child Left Behind legislation for scientifically-based research and studies to demonstrate the effectiveness of educational products. Our sales and marketing efforts, as well as our reputation, could be adversely impacted if our studies are seen to be insufficient.

Claims relating to data collection from our user base may subject us to liabilities and additional expense.

Schools and clinicians who use our products frequently use students’ names to register them in our products and enter into our database academic, diagnostic and/or demographic information about the students. In addition, student results on our products are uploaded to our database. We have designed our system to safeguard this personally-identifiable information, but this is an area of increasing public concern and significant government regulation, including but not limited to the Children’s Online Privacy Protection Act. We could be subject to liability claims for unauthorized access to or misuses of personally-identifiable information stored in our database. We also could face additional expenses to analyze and comply with increasing regulation in this area.

We may experience difficulties in launching new products efficiently, without significant technical issues, and on schedule. This could materially slow sales or decrease profitability.

We are developing additional products in our Fast ForWord to Reading series as part of our strategy to reach mainstream reading intervention customers. Unexpected challenges could make these development projects longer or more expensive. In addition, we cannot be certain of market acceptance of our new products.

New technology products usually contain bugs that are not discovered in the testing process, and tend to be more challenging to implement when they are first introduced, especially in the diverse and challenging K-12 technology environment. Any significant defect or deficiency in our products could cause customers to cancel or delay orders, cause us to incur significant expenses remedying the problem, and harm our reputation.

During the second quarter of 2003, we launched the new Gateway Edition of our major products. Although our customers received the added features and benefits of the Gateway Edition enthusiastically, we encountered technical issues with the new release that required significant time from our sales and service teams. This led to additional service and support costs, and slowed the purchasing decisions for a number of transactions, resulting in lower than expected sales in the fourth quarter of 2003.

The availability of government funding for public school reading intervention purchases is highly variable and outside our control. If such funding becomes less available, our public school customers may be unable to purchase our products and services on a scale or at prices that we anticipate, which would materially and adversely impact our revenue and profitability.

We believe that the funding for a substantial portion of our K-12 sales comes from federal funding, so continuing to qualify for major sources of federal funding is critical to our sales success. In addition, the current federal budget deficit may impact the availability of federal education funding. A cutback in federal education funding, or failing to continue to qualify for major sources of that funding, would slow our sales.

State and local school funding can be significantly impacted by fluctuations in tax revenues due to changing economic conditions. Since 2002, the education technology industry has generally experienced soft sales, frequently attributed to tight funding. We expect that future levels of state and local school spending will be significantly affected by the economic conditions and outlook. A downturn in the economy might slow our sales.

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

We started operations in February 1996 and through 2002 incurred significant operating losses. In the second quarter of 2003, we recorded our first operating and net profit. 2003 was our first profitable year. At December 31, 2003, we had an accumulated deficit of approximately $83 million from inception. We first generated positive cash flow from operating activities in 2002 and our cash flow from operations was again positive in 2003. Our objectives include increasing our profit margin and continuing to generate positive cash flow from operations. However, accomplishing these objectives will require achieving higher sales goals in a soft K-12 market, which depends on many factors, some of which are outside of our control. To meet our sales targets, we will need to make substantial expenditures. We cannot assure you that we will meet our targets with respect to sales, revenues or operating results.

We have not yet been required to comply with Sarbanes-Oxley Section 404. We are presently engaged in a process of evaluating and documenting our internal controls looking towards compliance at the end of 2005. The process is very costly and requires significant internal resources. Failure to comply with Section 404 could have a material adverse effect.

Under Sarbanes-Oxley Section 404, beginning with our Form 10-K for 2005, we will be required to provide a management report and auditors’ attestation on our internal control over financial reporting. We have not previously been subject to this requirement.

Historically, we have understood the importance of internal controls over financial reporting, and on an on-going basis we evaluate our controls, assess whether we should improve them, and when appropriate implement improvements. In order to achieve compliance with Section 404 specifically, we are now engaged in a costly and challenging process to document and evaluate our internal control over financial reporting. This will require us to dedicate internal resources and engage outside consultants to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented, and (iv) implement a continuous reporting and improvement process for internal control. Despite our efforts, we can not assure you that we and our independent auditors will conclude that, as of year end 2005, our internal control over financial reporting is effective under Section 404. If we are not able to so conclude, the financial markets could lose confidence in the reliability of our financial statements, which might materially and adversely affect our stock price.

If we lose key personnel or are unable to hire additional qualified personnel as necessary, we may not be able to achieve our business goals, which could materially and adversely affect our financial results and share price.

We depend on the performance of Robert Bowen, our Chairman and Chief Executive Officer, and on other senior management, sales, marketing, development, research, educational, finance and other administrative personnel with extensive experience in our industry and with our Company. The loss of key personnel could harm our ability to execute our business strategy, which could adversely affect our financial results and share price. In addition, we believe that our future success will depend in large part on our continued ability to identify, hire, retain and motivate highly skilled employees who are in great demand. We cannot assure you that we will be able to do so.

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

At December 31, 2004, Warburg, Pincus Ventures, our largest shareholder, owned approximately 46% of the Company’s outstanding stock and, in the aggregate, our directors and executive officers and their affiliates held more than 60% of the outstanding stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may have interests that diverge from those of other stockholders. This concentration of ownership may also delay, prevent or deter a change in control of our company.

Our common stock is thinly traded and its price is volatile.

Our common stock presently trades on the NASDAQ National Market, and our trading volume is low. For example, during the fourth quarter of 2004, our average daily trading volume was approximately 11,400 shares. The market price of our common stock has been highly volatile since our July 1999 initial public offering and could continue to be subject to wide fluctuations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the rate of interest we would pay on our revolving credit facility with Comerica Bank. Interest rates on loans extended under that facility are at the bank’s prime rate plus 0.5%. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at September 30, 2004 would not have a material affect on our results of operations.

Item 4. Controls and Procedures

In December 2004, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that the Company should change its revenue recognition method for most of the Company’s K-12 school contracts. As a result, the Company is restating its historical financial statements for the period from 2000 through June 30, 2004. This restatement is described in more detail in Note 3 to Condensed Financial Statements.

This change in the Company’s revenue recognition treatment reflects a correction in the Company’s application of AICPA Statement of Position 97-2, “Software Revenue Recognition (as amended by Statement of Position 98-9) (“Statement 97-2”) to these historical transactions. Controls over the application of accounting policies are within the scope of internal controls. Therefore, management has concluded that there was a material weakness in the Company’s internal controls, as defined by the Public Company Accounting Oversight Board.

As required under Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Solely because of the revenue recognition issue discussed above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2004.

The Company has reflected the revised revenue recognition treatment in this Form 10-Q and Forms 10-K/A and 10-Q/A for 2003 and the first and second quarters of 2004. We are in the process of evaluating what changes should be made in our internal controls over financial reporting with respect to revenue recognition. Except for these changes, during the quarter ended September 30, 2004, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description of Document
3.1 (1)	Restated Certificate of Incorporation.
3.2 (2)	Amended and Restated Bylaws.
31.1	Certification of Chief Executive Officer (Section 302)
31.2	Certification of Chief Financial Officer (Section 302)
32.1	Certification of Chief Executive Officer (Section 906)
32.2	Certification of Chief Financial Officer (Section 906)

(1)	Incorporated by reference to Exhibit 3.3 previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-77133).

(2)	Incorporated by reference to Exhibit 3.4 previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).

(b) Reports on Form 8-K.

i.	On August 3, 2004, the Company filed a Report on Form 8-K furnishing its press release announcing its financial results for the quarter ended June 30, 2004 and the transcript of its conference call discussing those earnings.

ii.	On August 3, 2004, the Company filed a Report on Form 8-K disclosing the election of a new director to its Board of Directors.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 8, 2005

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