Form 10-K
period 2004-12-31
SCIENTIFIC LEARNING CORP
filed 2005-04-15
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2004 or

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2004 as reported on the Nasdaq Small Cap Market was approximately $39,148,211. Shares of Common Stock held by each executive officer and director and by certain persons who owned 5% or more of the Registrant’s outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2005 the Registrant had outstanding 16,669,199 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference in Part III.

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not historical facts but rather are based on current expectations about our business and industry, as well as our beliefs and assumptions. Words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” and variations and negatives of these words and similar expressions are used to identify forward-looking statements. None of the forward-looking statements, including but not limited to those identified with asterisks(*) in this report is a guarantee of future performance or events, and all are subject to risks, uncertainties and other factors, many of which are beyond our control and some of which we may not even be presently aware. As a result, our future results and other future events or trends may differ materially from those anticipated in our forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, the risks and uncertainties discussed in Item 1, Business, under the caption “Factors That May Affect Results of Operations or Stock Price” and in Item 7, Management’s Discussion and Analysis. We also refer you to the risk factors that are or may be discussed from time to time in our public announcements and our other filings with the SEC, including our future Forms 8-K, 10-Q and 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

ITEM 1. BUSINESS

We develop and distribute the Fast ForWord® family of reading intervention software. Our patented products apply advances in neuroscience and cognitive research to build the fundamental cognitive skills required to read and learn.

Reading is essential for success in school and in life, yet according to the National Assessment of Educational Progress conducted by the U.S. Department of Education, in 2003 37% of fourth graders in the U.S. had below basic reading scores and 69% were unable to read proficiently at grade level. According to the NAEP, between 1992 and 2003, there was no significant change in the average reading score of fourth graders or in the proportion of fourth graders below the basic level, despite a national focus on reading and significant and increased federal funding.

Learning to read proficiently is a complex task involving multiple cognitive processes. In recent years, scientists have come to a much better understanding of these processes. Our software products are based on and incorporate learning from more than 30 years of research on the brain, language, and reading. Extensive outcomes research by independent researchers, school districts, our founding scientists, and our company demonstrates that the Fast ForWord products help students attain fast, lasting gains in the skills critical for reading.

To assist educators in monitoring their Fast ForWord implementations and tracking their students’ progress, our major products include an optional web-based tool that provides detailed reports on learning results for individuals and groups of students. To encourage best practices in the use of our products, we provide on-site and remote services, including product training and professional development, implementation management, consulting and technical installation. We also provide technical, professional and customer support and a wide variety of web-based resources.

At the end of 2004, approximately 3,200 schools had purchased at least $10,000 of our Fast ForWord product licenses and services, and over 470,000 individuals had enrolled in one of our products.

MARKETS

K-12 MARKET

Our primary market is K-12 schools in the United States. In 2004, the K-12 sector represented more than 90% of our business. We began building our school sales force in late 1998, and since 2000 our annual growth rate for K-12 booked sales has averaged more than 30%. Our current long-term target for future growth in K-12 booked sales is 20% to 30% per year.* Our ability to achieve this growth depends on many factors, some of which are beyond our control, and we may not be able to achieve this target.

The K-12 market is large and is projected to grow.* The National Center for Education Statistics, part of the U.S. Department of Education, estimates that in fall 2004 U.S. K-12 schools enrolled more than 54 million students, and projects that K-12 enrollment will continue growing through 2013.* Market Data Retrieval, a supplier of market information to the education industry, estimates that there are approximately 13,700 public school districts in the U.S., and approximately 114,000 public and private school buildings, or sites.

The K-12 instructional materials market can be divided along a variety of characteristics based on type of instructional material (for example, basal, supplemental, reference, assessment), subject matter (reading, math, etc.), and medium (for example, print, software, on-line content, manipulatives). Using these categories, our products are best classified as supplemental software for reading intervention. Simba Information, Inc., a marketing information company, estimates that the K-12 market for electronic instructional materials of all types is approximately $1.7 billion, and grew approximately 3.6% between 2003 and 2004. Eduventures, a strategic consulting firm in the education industry, estimates that in 2003, K-12 schools spent $3.3 billion on supplemental content for all subject matter areas, 4.5% more than in 2002. Eduventures forecasts that the supplemental market will grow to $3.8 billion in 2005, 7% over its 2004 forecast.* Eduventures further estimates that digital supplemental products currently capture less than 20% of the supplemental market, but will grow to more than 25% of the market by 2007.* The supplemental market is highly fragmented, with numerous suppliers. We believe that we presently have a small share of the reading intervention supplemental market.

FUNDING

The general availability of funding for public schools fluctuates from time to time, and in recent years state and local education funding has been negatively affected by reduced levels of tax revenues due to the economic slowdown, and the education technology industry generally experienced soft sales, typically attributed to tight funding. However, substantial federal funding resources remain, and many of those resources are focused on reading improvement. Eduventures estimates that total spending in the broad K-12 learning market increased by 4.8% during 2004.

In governmental fiscal 2005, state revenue is generally improving, according to a recent survey by the National Conference of State Legislatures.* According to the NCSL State Budget Update: November 2004, revenues for the first few months of FY 2005 are at or above projections in almost every state, budget overruns are less severe than in recent years, and only three states reported budget gaps. While the state revenue outlook is improving, however, states face increasing demands on their budgets, in particular for increased spending for health care and for education spending to meet the mandates of No Child Left Behind.*

The federal No Child Left Behind (NCLB) Act of 2001 established reading achievement, grade level proficiency, and accountability through assessment as important national priorities. NCLB also emphasizes the need to use proven practices and products grounded in scientifically based research to improve student performance. Our products align well with the emphases of NCLB. Fast ForWord products improve reading performance by developing cognitive skills, helping bring struggling students to grade level and assisting educators in meeting their accountability objectives. Our products are based on more than 30 years of neuroscience and cognitive research. The results that can be achieved through our products are established by research conducted by independent academic researchers and school districts as well our founding scientists and our company. To date, more than 600 publications have described the results that can be achieved through Fast ForWord products and the academic research on which the products are based. We believe that our products’ alignment with the important national priorities outlined in NCLB assists us in marketing and selling our products.

For fiscal year 2005, federal education appropriations totaled over $71 billion and included $12.7 billion for aid to economically disadvantaged students and their school districts (Title 1, Part A); $1 billion for Reading First; $496 million for educational technology; $991 million for 21st Century Community Learning Centers; and $675 million for English Language Acquisition programs. All of these sources of federal funding have been used by our customers to purchase Fast ForWord licenses.

IDEA, the Individuals with Disabilities Education Act, which provides special education grants to states, was reauthorized in late 2004. In the reauthorization, school districts have been given more flexibility to use special education funds for intervention for children who have not yet been classified with special needs. Special education funding has been a significant source of funds for purchases of Fast ForWord, and with the reauthorization, we expect that it may become even more significant to us.* The 2005 federal appropriation for special education grants to states was $10.6 billion.

We believe that the funding for a substantial portion of our K-12 sales comes from federal funding, so continuing to qualify for major sources of federal funding is critical to our sales success. The total amount of federal funding for education has increased each year since 1996. The current federal budget deficit, however, may impact the availability of federal education funding. Each fiscal year from 1996 through 2005, the total federal appropriation for education has increased. For fiscal 2006, the President’s budget request is slightly lower than the 2005 appropriation. However, for the specific areas mentioned above, the President’s 2006 budget requests are slightly higher than the 2005 appropriations for those areas.

OTHER MARKETS

In addition to selling to K-12 schools, we also sell to and through private practice professionals, learning centers, hospitals and clinics. These speech and language and other professionals recommend the use of our products to appropriate clients and then supervise the use of the software, often in connection with their other services. In 2004, over 600 non-school professionals and entities used our products. Our business in this sector decreased each year from 1999 through 2003, both in absolute dollars and as a percentage of our business, as we focused our sales and marketing efforts on the school market. In 2004, however, this trend reversed and our sales to the private sector increased in absolute dollars, although they still declined as a percentage of total booked sales. These professionals remain significant to us. Private practice professionals were our first market, and many have extensive knowledge about our products and their use that can be valuable for us and for all of our customers. These professionals sometimes provide contract services to schools and from time to time recommend Fast ForWord products for students in those schools.

We are also building a network of independent value-added resellers outside North America. Thus far, sales outside the United States have not been significant.

PRODUCTS

Our Fast ForWord software products develop the cognitive skills required to read and learn effectively. Based on more than 30 years of research in neuroscience, reading and language, our products use established neuroscience principles to help students learn. Extensive efficacy research (see Outcomes and Scientific Basis below) has demonstrated that fast, significant and enduring improvements in student achievement can be achieved through use of our products.

COGNITIVE SKILLS DEVELOPMENT

Reading and learning require a variety of foundational cognitive skills, all functioning together. The Fast ForWord products develop prerequisite skills that enable students to take greater advantage of their reading instruction and improve their reading proficiency. Fast ForWord products do this by developing the cognitive skills of memory, attention, processing and sequencing, which we call Learning MAPs™.

Memory. The ability to hold information short- and long-term, essential for comprehension of complex sentences and for remembering instructions.

Attention. The ability to focus on tasks and ignore distractions.

Processing. The ability to address information such as images and sounds quickly enough and in the correct sequence and to discriminate their differences. Processing skills are an essential prerequisite for phonemic awareness (the ability to distinguish among and manipulate the smallest sounds in language that can change meaning) and reading.

Sequencing. The ability to quickly and accurately determine which of two events or stimuli comes first, which is supported by memory, attention, and processing. Sequencing is essential for developing phonemic awareness, word fluency, and oral and reading comprehension.

FAST POWER LEARNING™ FORMULA

Neuroscience and cognitive research has demonstrated the importance of frequency and intensity, adaptivity, simultaneous development, and timely motivation for learning new tasks. The Fast ForWord products use these principles to help students learn more rapidly.

Frequency and intensity: Brain plasticity research demonstrates that completing a set of learning tasks in a frequent, intense timeframe is needed to make the changes in brain functioning that enhance learning. To maximize the efficacy of our products, we recommend protocols for our major products that require between 48 and 100 minutes of product use a day, five days per week.

During 2003 and 2004, we introduced protocols for each of our major products that require 48 to 50 minutes of use, five days a week, for a period of eight to 12 weeks. Our original protocols required product use for 90 to 100 minutes per day, five days a week, for a period of four to eight weeks. Our research shows that students working under the new protocols achieve substantially the same results as those using the original protocols. The shortened daily time protocols make fitting our products into the school day much easier, although the required time commitment still can present challenges to selling and implementation.

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

Timely Motivation: For the brain to learn, the student must be attentive and engaged, so motivation is critical to maintaining learning improvements. In the Fast ForWord products, learners are rewarded for a correct answer on their first attempt only, a scientifically validated motivational technique. Other motivational techniques include a bonus point system and the delivery of special animations that signify milestones as students progress.

PRODUCTS IN THE FAST FORWORD FAMILY

During 2004, our Fast ForWord family of products accounted for 72% of revenue. These software products function with a wide variety of hardware and software configurations and are designed to work with the computer technology widely available in schools and homes.

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

Fast ForWord to Reading is a series of products that build essential reading skills such as phonemic awareness, vocabulary, fluency, and comprehension while simultaneously developing the underlying Learning MAPs skills. At more advanced levels, students use these products to build spelling skills and familiarity with writing conventions, extend word level knowledge of semantic, phonological, morphological and syntactic structures, and advance their sentence and passage comprehension skills. (Morphology relates to the use of words, letters, and letter combinations that change the meaning of a word. Syntax relates to how grammatical markers and words are combined to make meaningful sentences.) Each Fast ForWord to Reading product is correlated directly to generally-accepted grade-level reading standards. We presently have available the Fast ForWord to Reading 1, 2, 3 and 4 products.

In 2005, we plan to introduce the Fast ForWord Language Basics product*, which is targeted to young children, four to seven years of age, and uses fun activities to develop visual attention, sound sequencing skills and auditory discrimination skills. It is designed to be used as a precursor to Fast ForWord Language when appropriate. This product will replace our current Fast ForWord Basics product*. We also plan to introduce Fast ForWord to Reading Prep (which correlates to kindergarten standards) and Fast ForWord to Reading 5*. We cannot assure you, however, that these products will be introduced on our schedule, that they will not have technical issues, or that they will achieve market acceptance.

Our major products, Fast ForWord Language, Language to Reading, Middle & High School and the Fast ForWord to Reading series, include an optional remote progress tracking system, Fast ForWord Progress Tracker. This easy-to-use web-based tool provides reports of detailed learning results for individuals and groups of students for all exercises in each of these products. These reports, generated from learner data securely transmitted by customers to Scientific Learning’s database, permit educators to see exactly how each student is progressing on specific skills. Overview reports provide summary-level data for a class or other group and provide a quick update on the group’s progress and participation levels. Customers can configure the system to send automatic emails to parents, administrators or others to provide easy periodic updates. Progress Tracker data can be reported by subgroup, providing a tool for educators to analyze their progress towards their Annual Yearly Progress requirements, which are mandated by NCLB. Progress Tracker also provides correlations that align the Fast ForWord products to state learning standards and selected core reading programs.

We also sell Reading Edge, a reading assessment instrument for students from kindergarten to second grade, and Fast ForWord Bookshelf, an early reading kit that includes five colorful storybooks and a multimedia CD-ROM.

LICENSE TERMS

We license our products in a variety of configurations to meet the customer’s needs. Schools typically purchase site or workstation licenses, which are available either as a perpetual license or for a limited term. The license package typically contains at least two of our major products and varying quantities of our other products. Most customers also purchase implementation services, which we believe are important to facilitating successful use of the products. Our license package list prices range from $10,000 to $85,000 per site, depending on the number of products, the number of workstations, the duration of the license and the volume purchased.

Products licensed for administration by private practice professionals are generally purchased on a per product per student basis. Our major products presently list for between $500 and $900 per product per student. The private practice professional charges separately for his or her services. Hospitals, clinics and learning centers purchase both per-product per-student licenses and site or workstation licenses, depending on their size and needs.

FAST FORWORD TO LEARNING SERVICES AND SUPPORT

One of our key strategic goals is to reach beyond early adopters and sell to a broader group of mainstream reading intervention customers*. We believe that selling more services is critical to achieving that goal, because, in order to achieve successful implementations, mainstream customers tend to require more implementation support than do early adopters. In 2004, services and support accounted for 26% of revenue, compared to 18% in 2003 and 2002.

At the end of 2004, our service and support organization included 33 employees, supplemented by 36 contractors who provide on-site customer training and technical services.

SERVICES

School districts have limited resources to support technology at dispersed sites, so they seek products that are easy to implement and maintain. To facilitate effective implementation, we offer on-site product training, technical installation, implementation management, consulting, and professional development services. Some of these services are also offered remotely, including Fast ForWord Getting Started, a self-paced web-based course that provides training on the science behind and the use of our products.

To help our customers obtain the best possible student achievement results, our product training and professional development sessions provide an extensive hands-on introduction to our products, “best practices” implementation strategies, and an introduction to the science behind our products. In addition, customers can look to Scientific Learning for implementation management services and consulting on data analysis and interpretation, intervention and motivation strategies, connecting with classroom teachers and other topics of interest to the customer.

We host a National User Conference, forums, workshops, and seminars for customers and prospective customers. At these gatherings, speakers provide information on advances in neuroscience and learning, and current customers offer actual case studies on how Fast ForWord products impact student achievement. These sessions provide Fast ForWord users with opportunities to network and develop informal support relationships, and in some cases, are offered with continuing education credits.

SUPPORT

For customers who purchase our support services, we provide software maintenance releases and extensive remote support. Our technical, professional, and customer support can be accessed via telephone, email, and web-based chat, in whatever combination works best for the customer. Our Customer Connect Website offers extensive implementation and technical resources and Web-based seminars. Level 1 support services are provided by a third party that specializes in providing telephone support. More difficult questions are escalated to internal support staff. In our customer surveys, customers using Fast ForWord products generally give excellent ratings to the support they receive and the professionalism of our support team.

WARRANTY

We generally provide a warranty that our software products operate substantially as described in the manuals and guides that accompany the software for a period of 90 days. The warranty excludes damage from misuse, accident, and certain other circumstances. To date, we have not experienced any significant warranty expense.

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

USER OUTCOMES

To date, over 470,000 individuals have enrolled in Fast ForWord products, and we have accumulated research outcomes on more than 35,000 individuals, including approximately 21,400 controls. Gains have been confirmed among a variety of groups, including African-American students, Hispanic students, students with limited English proficiency, students struggling with reading, and students of low socio-economic status. Gains on specific reading skills have been confirmed using several standardized, nationally normed reading tests. In addition, schools that have used Fast ForWord products have provided us with state achievement test scores from students before and after they have used Fast ForWord products. Analyses of these data have demonstrated that, following Fast ForWord participation, students, on average, achieve significant improvements on a wide variety of high-stakes tests.

BRAIN IMAGING AND READING IMPROVEMENTS

A Stanford University study of students aged eight to 12 who were identified as dyslexic, published in 2003 in the Proceedings of the National Academy of Sciences, confirmed that after using Fast ForWord, students on average showed statistically significant improvements in reading performance, coupled with changes in brain activation patterns. Before beginning the study, the students underwent assessments for reading, reading skills, and language, as well as functional magnetic resonance imaging (fMRI) of their brains during a series of reading-related tasks. The students then used the Fast ForWord Language product for five days a week, 100 minutes per day, for an average of 28 days. The fMRIs and assessment tests were then repeated. After Fast ForWord use, the brain activation patterns of the students showed increased neurological activity in regions of the brain involved in skills critical to reading. These later images more closely resemble the patterns exhibited by students reading on or above grade level. A control group showed no similar changes in fMRI results. The students who used the Fast ForWord product also showed statistically significant improvements in a variety of reading skills, including word decoding, single word reading, naming fluency, and reading comprehension.

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

STRATEGY

Our principal strategic objective is to become the leader in scientifically based reading intervention products. In order to achieve that objective, we will need to significantly expand our share of the mainstream U.S. reading intervention market. Critical elements of our strategy to expand our mainstream reading intervention customer base are:

•	Expanding and enhancing our product line to provide a more complete and easier-to-use solution, through internal development and/or acquisitions.

•	Further improving our implementation and service models so that they are more systematic, better engage classroom teachers in the products’ use, increase the percentage of content completed by students, emphasize further the need for students to follow the recommended protocol, and increase the number of student users per school.

•	Building and leveraging our brand awareness and brand equities.

As a key part of our strategy, we emphasize the productivity of our K-12 field sales force. We focus particularly on districts and geographic areas with a high need for our products and sufficient funding to purchase. We emphasize district-level multi-site transactions, while continuing to pursue smaller sales for seeding purposes. To focus on small school districts, independent schools and renewals, we are expanding our direct marketing and telesales capability.

We continue to build on our research heritage, supporting and conducting targeted new research, assisting schools in analyzing and presenting their results, and using research to improve and expand our product solutions. We actively support studies by independent researchers, primarily at universities.

Although we are pursuing our strategy vigorously, we cannot assure you that we will be able to achieve our strategic objectives.

SALES AND MARKETING

We sell to our principal market, K-12 school districts throughout the United States, primarily using a direct sales force. As of December 31, 2004, we employed 32 quota-bearing sales representatives, led by four regional sales directors. These sales personnel typically are experienced professionals with backgrounds in selling technology-based curriculum products to the K-12 market. Most bring strong relationships with educators built over many years. We support our sales representatives with a strong field sales management team with over 100 years of collective experience in this market and with strategic consultants, who frequently are retired school district superintendents and other senior district administrators, and who have extensive experience and relationships in K-12 education. To reach smaller and rural schools, to a limited extent we also sell our products through school consortiums and regional service centers.

We emphasize district-level multi-site transactions, while continuing to pursue smaller sales for seeding purposes. In 2004, our largest transaction to date, with the School District of Philadelphia, represented 16% of booked sales. Because Philadelphia has now purchased perpetual license packages for many of our products for most of its school sites, we do not expect that purchases from Philadelphia will continue at this level in 2005. We are continuing to promote our products to other large urban districts with significant populations of students not performing at standards, which have a particular need for our products.

To market our products, we participate in industry conferences and trade shows and conduct our own Executive Forums for educational decision makers. We are building a small telesales group to handle smaller transactions and supplement our field sales force. In our marketing, we emphasize our proven impact on student achievement and our neuroscience research basis. On our scientificlearning.com website, we post results reports documenting the student gains our customers have achieved at schools throughout the U.S.

We sell to clinical professionals, learning centers, hospitals and clinics principally through direct marketing (mail, web and telesales) and conferences (both industry conferences and forums we conduct ourselves).

We are also building a network of independent value-added resellers outside North America. While to date sales outside North America have not been significant, our goal is to build this distribution channel as a base for future growth in the longer term.*

COMPETITION

The educational market in which we operate is very competitive. We believe that the principal competitive factors in the industry are ability to deliver measurable improvements in student achievement, cost, reputation, existing relationships with customers, completeness of the product offering, ability to provide effective and efficient product implementation, and ability to complement and supplement the school curriculum. We believe that generally we compete favorably on the basis of these factors.

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

Our research and development expenses were approximately $3.6 million, $3.5 million, and $3.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, 22 of our employees were engaged in research and development activities, which include both product development and outcomes research.

DEVELOPMENT

Our development efforts focus on making our products more effective and easier to use, and broadening our product solution. All of our current development efforts are focused on products related to reading and language, principally for use in a school environment.

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

In 2003, we launched Fast ForWord Gateway Edition, a new edition of our major products. Our customers received the added features and benefits of the Gateway Edition enthusiastically. However, we encountered technical issues with the new release that required significant time from our sales and service teams. This led to additional service and support costs and slowed the purchasing decisions for a number of transactions, resulting in lower than expected fourth quarter sales. The Gateway Edition products are now functioning well, and we believe that these technical issues are well behind us.*

In 2003 we also launched the second product in our Fast ForWord to Reading series, Fast ForWord to Reading 4. During 2004, we launched two additional products in the Fast ForWord to Reading series, Fast ForWord to Reading 1 and 2. In 2005, we plan to introduce Fast ForWord Language Basics, Fast ForWord to Reading Prep and Fast ForWord to Reading 5, as well as further enhancements to the Progress Tracker system*. Fast ForWord Language Basics and Fast ForWord to Reading Prep are currently in field test and are scheduled for customer availability at the end of the second quarter*. Fast ForWord to Reading 5 is scheduled for field test in the second quarter and customer availability at the end of the third quarter*. We cannot guarantee that we will meet the projected introduction schedule for future products, or that future products will be free of technical issues or be well received in the market.

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

Researchers at Stanford University are presently conducting a randomized controlled study on the additive effects of using multiple Fast ForWord products. The study includes students at a wide variety of skill levels, ranging from just below proficient to well below proficient. An advisory board of reading research experts is monitoring the research design, methods and data analyses procedures. We have provided a donation to the Haan Foundation to fund a portion of the study.

In addition, researchers at Hong Kong Polytechnic University are conducting a controlled study of the impact of the Fast ForWord Language products on Cantonese-speaking children. These researchers are studying children who are poor readers in both English and Chinese relative to their peers. We supported this study by providing complimentary product licenses.

Product Enhancements and New Products

The data that is uploaded to our database from participants who use our products is a unique and valuable resource for improving our products. Analyzing the patterns among groups of participants allows us to understand, in detail, how students generally progress, where students have difficulty and where intervention might be appropriate. In 2003 and 2004, we released alternate protocols for each of our major products after demonstrating that the alternate protocols resulted in substantially similar student progress as the original protocols, using analyses of students’ Progress Tracker data as well as pre and post test results. We have also released Progress Tracker flags providing individualized intervention recommendations based on the student’s actual performance and new, easier introductory levels for exercises in which students have tended to experience difficulty when beginning the exercise. We continue to explore potential product enhancements and alternative usage protocols that will make our products more useful to educators and more effective for students.

INTELLECTUAL PROPERTY

We have a broad intellectual property strategy addressing both product technology and product concepts. Our policy is to aggressively protect our proprietary rights in our products and technology through a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures, and contractual provisions.

At December 31, 2004, we held 51 issued U.S. patents and five pending U.S. applications. We also held four issued patents from other countries and had 11 applications pending abroad. We were the exclusive licensee under 11 issued U.S. patents, three issued foreign patents, and two pending foreign patent applications. The U.S. patents expire between 2014 and 2019.

We also have 15 U.S. trademark registrations, including registrations for marks including “Fast ForWord,” our most important trademark.

The patents and applications that we license are owned by the Regents of the University of California and Rutgers, the State University of New Jersey, and relate to the basic speech and sound modification and adaptive technology developed at those institutions. In 2004, approximately 58% of our product booked sales were derived from selling products that use the licensed inventions. If we were to lose our rights under this license, it would materially harm our business. This license requires payment of royalties based upon cumulative net sales of our products, subject to certain minimum royalty amounts. In 2005 and each year thereafter, the minimum royalty payment is $150,000. In 2004, 2003 and 2002, we had approximately $746,000, $898,000, and $723,000, respectively in royalty expense under the license. The final milestone payment under the license was paid in 2001.

In September 2003, we transferred certain of our technology to Posit Science Corporation (“PSC”) (formerly named Neuroscience Solutions Corporation) for use in the healthcare field. The transaction included a license of the patents we own, a sublicense of the patents we license from UCSF and Rutgers, the license of certain software we developed, and the sale of some research-related assets. All of the rights licensed to PSC are limited to the healthcare field and most of the licenses are exclusive in that field. We will continue to use the licensed patents and technology in the fields of education and speech and language therapy, and retain all rights to our technology outside of the health field.

The rights were acquired by PSC for a combination of cash, stock, and future royalties. The two companies also have agreed to share certain additional technology as it is developed. PSC is a San Francisco-based company that plans to develop and sell a series of software-based products for healthcare markets based on research in neuroplasticity. PSC’s first products are expected to focus on issues of aging. Dr. Michael M. Merzenich, who is a founder, director, significant stockholder and former officer of the Company, is also a founder, director, significant shareholder and officer of PSC.

ADDITIONAL INFORMATION

As of December 31, 2004, we had 160 full-time and six part-time employees. We believe our relations with employees are good. None of our employees is represented by a union or subject to collective bargaining agreements.

In addition to our Customer Connect support website, we also maintain the scientificlearning.com and brainconnection.com websites. Scientificlearning.com provides information about our company and our products and services, including reports detailing our products’ impact on student achievement. Brainconnection.com provides practical, easily understandable information about how the brain works and how students learn, web-based professional development courses on the brain, language, and reading, and links to information about Fast ForWord products that relate to the topics discussed on the site.

We are a Delaware corporation. We incorporated in 1995 in California under the name Scientific Learning Principles Corporation and reincorporated in 1997 in Delaware under our present name, Scientific Learning Corporation.

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS OR STOCK PRICE

The following factors as well as other information contained in this report should be considered in making any investment decision related to our common stock. If any of the following risks actually occurs, our business, financial condition and results of operations could be materially and adversely affected and the trading price of our common stock could decline.

To grow our business, we need to increase acceptance of our products by mainstream K-12 education purchasers. Failure to do so would materially and adversely impact our revenue, profitability and growth prospects.

We believe that to date most educators who have used Fast ForWord products are “early adopters.” We believe that our ability to penetrate the mainstream market will depend largely on the critical factors discussed below.

Our Fast ForWord products differ from the approaches that schools have traditionally used to address reading problems. In particular, our products are based on neuroscience research and focus on the development of cognitive skills, both of which may not be familiar to educators. K-12 educational practices are slow to change, and it can be difficult to convince educators of the value of a substantially different approach. If we are unable to do so, it will slow our growth.

Using our products in schools requires educators to devote a substantial amount of time to Fast ForWord use out of a limited and crowded school day. While our new protocols have greatly reduced the daily time required to use our products, the product use protocol still requires a substantial time commitment from students and educators. If the products are not used correctly, they may not produce the expected student results, which may lead to customer dissatisfaction and decreased sales.

Our products are generally implemented in a computer lab with a lab coach or teacher rather than in the classroom with the students’ regular classroom teachers. To better reach mainstream customers, facilitate expansion sales and improve results, we need to better engage classroom teachers in the products’ implementation, in an effective and efficient manner. Failing to do so may impede sales.

We encourage our customers to purchase significant levels of field service because we believe that these services enable more effective product use and lead to stronger student achievements gains. If we are unable to continue to convince customers to purchase these levels of service, we may experience pressures on our service margins or our customers may be dissatisfied with their implementations. This may lead to decreased profitability or slower growth.

It is difficult for us to predict our financial results accurately and our quarterly results have fluctuated significantly because, among other factors, our business has a long sales cycle, we sell a variety of license packages with different revenue recognition periods, the timing of a single large sale can significantly impact a quarter’s results and our sales and implementations tend to be seasonal. Inaccuracy in estimating future results may cause the price of our stock to decline.

Since our formation, our quarterly operating results have fluctuated significantly, and we expect these fluctuations to continue*. Like other companies in the instructional market, our sales to K-12 schools are typically particularly slow in the first quarter.

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

Some of our sales are significantly larger than others, and our sales strategy emphasizes district-level, multi-site transactions. The timing of a single large order or its implementation can significantly impact the level of sales and revenue in a given quarter. To the extent that we are successful in implementing our large transaction strategy, our results may become more unpredictable and may fluctuate to a greater extent.*

The timing of revenue recognized from our sales can also be unpredictable. Our various license and service packages have substantially differing revenue recognition periods, and it may be difficult to predict which license package a customer will purchase, even when the amount and timing of a sale can be projected.

In December 2004, we changed our pricing structure. Prior to this change, we recognized revenue from sales of perpetual license packages that included our Internet reporting tools over the longest service period included in the contract. As a result of the December 2004 change, we generally recognize revenue from perpetual software licenses at the later of delivery or the contract start date. See Management’s Discussion and Analysis, Revenue Recognition for more detail about our revenue recognition practices. Therefore, in 2005 we expect to recognize a greater proportion of current sales into revenue than we did in 2004*. At the same time, we will also be recognizing deferred revenue from earlier years’ perpetual license sales into current revenue*. We expect that this will result in revenue in 2005 growing at a faster rate than revenue grew in 2004 and at a faster rate than we currently project for 2006.*

Our expense levels are based on our expectations of future sales and are primarily fixed in the short term. We may not be able to adjust spending in a timely manner to compensate for any unexpected sales shortfall.

All of the above factors may cause our operating results in future quarters to fail to meet the expectations of investors, which could cause an immediate and significant decline in the trading price of our common stock.

The restatement of our financial statements has had a material adverse impact on us, including increased costs and the increased possibility of legal or administrative proceedings, and reflected a material weakness in our internal controls and disclosure controls and procedures.

In December 2004, as a result of a reconsideration of our revenue recognition practices, our management and Audit Committee concluded that we should correct our revenue recognition practices for most of the Company’s K-12 school contracts. As a result, we have restated our financial statements for the period from 2000 through June 30, 2004, as described in more detail in our Report on Form 10-K/A for the year ended December 31, 2003, our Reports on Form 10-Q/A for the quarters ended March 31, 2004 and June 30, 2004 and our Report on Form 10-Q for the quarter ended September 30, 2004, all filed February 15, 2005.

As a result of these events, we have become subject to the following risks:

•	We have incurred substantial unanticipated costs for accounting and legal fees.

•	It is not uncommon for lawsuits claiming to be class actions to be brought against companies and their directors and officers following restatements. If such actions were to be brought, it is likely that we would incur substantial defense costs regardless of their outcome. Likewise, such actions might cause a diversion of our management’s time and attention. Likewise, if such actions were brought and we did not prevail, we could be required to pay substantial damages or settlement costs.

•	It is also not uncommon for the Securities and Exchange Commission to investigate companies that restate their historical financial statements. If any such investigation were commenced, it would likely divert more of our management’s time and attention and cause us to incur substantial costs. Such investigations could also lead to fines or injunctions or orders with respect to future activities.

•	The restatement of our historical financial statements and the resulting delay in the preparation of our financial statements resulted in events of default under our credit agreement. Our lender has now waived these defaults, and has extended the time period for delivery to them of our current financial statements.

•	The restatement reflected a material weakness in our internal controls and disclosure controls and procedures.

We rely on studies of student results to demonstrate the effectiveness of our products; if these studies are challenged, it might harm our reputation and impede our business.

We rely heavily on statistical studies of student results to demonstrate that our Fast ForWord products lead to improved student achievement. We believe that these studies accurately reflect the performance of our products. However, these studies involve the following risks:

•	The results of studies depend on schools’ appropriately implementing the products and adhering to the product protocol. If a school does not do so, the study may not show that our products produce substantial student improvements.

•	Some studies of our products have limited sample sizes and/or lack a randomly selected control group. These study characteristics may lead to criticism of the studies.

•	Schools studying the effectiveness of our products use the product with different types of students and use different assessments, sometimes making it difficult to aggregate or compare results.

•	We facilitate the collection and analysis of data for some of these studies and sometimes support academic studies of our products.

Our sales and marketing efforts, as well as our reputation, could be adversely impacted if our studies are seen to be insufficient. This adverse effect could be compounded to the extent that scientifically-based studies of effectiveness become increasingly important because of the NCLB legislation or for other reasons.

Claims relating to data collection from our user base may subject us to liabilities and additional expense.

Schools and clinicians that use our products frequently use students’ names to register them in our products and enter into our database academic, diagnostic and/or demographic information about the students. In addition, student results on our products are uploaded to our database. We have designed our system to safeguard this personally-identifiable information, but the protection of such information is an area of increasing public concern and significant government regulation, including but not limited to the Children’s Online Privacy Protection Act. If our privacy protection measures were ineffective, we could be subject to liability claims for unauthorized access to or misuses of personally-identifiable information stored in our database. We may also face additional expenses to analyze and comply with increasing regulation in this area.

We may experience difficulties in launching new products efficiently, without significant technical issues, and on schedule. This could materially slow sales or decrease profitability.

We are developing additional products in our Fast ForWord to Reading series as part of our strategy to reach mainstream reading intervention customers. We expect to ship Fast ForWord to Reading Prep, Fast ForWord to Reading 5 and Fast ForWord Language Basics in 2005.* Unexpected challenges could make these development projects longer or more expensive. In addition, we cannot be certain of market acceptance of our new products.

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

Sales of our products depend on the availability of government funding for public school reading intervention purchases, which is variable and outside our control. If such funding becomes less available, our public school customers may be unable to purchase our products and services on a scale or at prices that we anticipate, which would materially and adversely impact our revenue and profitability.

We believe that the funding for a substantial portion of our K-12 sales comes from federal funding, so continuing to qualify for major sources of federal funding is critical to our sales success. In addition, the current federal budget deficit may impact the availability of federal education funding. A cutback in federal education funding, or failing to continue to qualify for major sources of that funding, could slow our sales.

State and local school funding can be significantly impacted by fluctuations in tax revenues due to changing economic conditions. From 2002 to 2004, the education technology industry has generally experienced soft sales, frequently attributed to tight funding as a result of reduced levels of tax revenues and increased demands for state funds. We expect that future levels of state and local school spending will be significantly affected by the economic conditions and outlook. A downturn or continued softness in the economy might slow our sales.

We compete for sales with companies that have longer histories and greater resources than we do. We may not be able to compete effectively in the education market.

The market in which we operate is very competitive. While our products are highly differentiated by their neuroscience basis and their focus on the development of cognitive skills, we nevertheless compete vigorously for available funding against other companies offering educational software and other language and reading programs, as well as with providers of traditional methods of teaching language and reading. Many of the companies providing these competitive offerings are much larger than Scientific Learning, are more established in the school market than we are, offer a broader range of products to schools, and have greater financial, technical, marketing and distribution resources than we do. Encouraged by the No Child Left Behind Act, competitors may enter our market segment and offer actual or claimed results similar to those achieved by our products. In addition, although traditional approaches to language and reading are fundamentally different from our approach, the traditional methods are more widely known and accepted and, therefore, represent significant competition for available funds.

We have not been consistently profitable.

We started operations in February 1996 and through 2002 incurred significant operating losses. We first generated positive cash flow from operating activities in 2002 and continued to have positive cash flow from operations in 2003 and 2004. We were profitable in 2003, but had a $700,000 net loss in 2004. At December 31, 2004, we had an accumulated deficit of approximately $84 million from inception. Increasing our cash flow will require us to achieve higher sales goals in a soft K-12 market. Our ability to achieve these goals depends on many factors, some of which are outside of our control. To meet our sales targets, we will need to make substantial expenditures. We cannot assure you that we will meet our targets with respect to sales, revenues or operating results.

We have not yet been required to comply with Sarbanes-Oxley Section 404. We are presently engaged in a process of evaluating and documenting our internal controls looking towards compliance no later than the end of 2006. The process is very costly and requires significant internal resources. Failure to comply with Section 404 could have a material adverse effect.

Under Sarbanes-Oxley Section 404, as implemented by the PCAOB, we will be required to provide a management report and auditors’ attestation and report on our internal control over financial reporting. We have not previously been subject to this requirement. Our deadline for compliance will be no later than December 31, 2006, but depending on our stock price we could be required to comply at our 2005 year end.

Historically, we have understood the importance of internal control over financial reporting, and on an on-going basis, we evaluate our controls, assess whether we should improve them and when appropriate implement improvements. In connection with our restatement at the beginning of 2005, we concluded that we had a material weakness in our internal controls relating to revenue recognition and we are committed to implementing improvements in our controls and processes in this area. In order to achieve compliance with Section 404 specifically, we are now also engaged in a costly and challenging process to document and evaluate our internal control over financial reporting. This is requiring us to dedicate internal resources and engage outside consultants to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented, and (iv) implement a continuous reporting and improvement process for internal control. Despite our efforts, we can not assure you that we and our independent registered public accounting firm will conclude that, as of the deadline, our internal control over financial reporting will be effective under Section 404. If we and/or our independent registered public accounting firm are not able to so conclude, the financial markets could lose confidence in the reliability of our financial statements, which might materially and adversely affect our stock price.

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

If we are unable to adequately protect our intellectual property rights or if we infringe on the rights of others, we could become subject to significant liabilities, need to seek licenses or lose our rights to sell our products.

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

ITEM 2. PROPERTIES

We lease approximately 30,500 square feet of office space in Oakland, California under a lease that expires in December 2013. The lease includes two five-year options to extend the term of the lease. We believe our facilities are sufficient for our operations currently and should be adequate to meet our needs for at least the next two years.*

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS

The following table sets forth various information concerning our executive officers, as of March 15, 2005:

NAME	AGE	POSITION
Robert C. Bowen	63	Chairman and Chief Executive Officer

James R. Bray	60	Vice President, Business Development and Government Affairs

Linda L. Carloni	51	Vice President, General Counsel and Secretary

Glenn G. Chapin	49	Vice President, Sales

Jane A. Freeman	51	Sr. Vice President, Chief Financial Officer, and Treasurer

Dr. William M. Jenkins	54	Sr. Vice President, Product Development

Dr. Steven L. Miller	41	Sr. Vice President, Research and Outcomes

Gillian M. Rutter	49	Vice President, Operations

Sherrelle J. Walker	58	Chief Education Officer

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

Linda L. Carloni joined the Company as General Counsel in October 1999, became our Secretary in March 2000 and was elected Vice President in June 2000. Before joining us, Ms. Carloni was a founder and Vice President of Alere Medical Incorporated, a healthcare services start-up. Earlier in her career, Ms. Carloni worked in technology transfer for the University of California, was the general counsel of Nellcor Incorporated, a medical device company, and an associate and a partner at the Cooley Godward law firm. She received her bachelor’s degree in political science from Case Western Reserve University and her law degree from Boalt Hall School of Law at the University of California, Berkeley.

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

Jane A. Freeman joined us as Vice President, Finance and Treasurer in August 1999 and was named Chief Financial Officer in January 2000. She was appointed Senior Vice President in January 2004. She also served as our Vice President Business Development from August 1999 until June 2000. Prior to joining us, Ms. Freeman spent 20 years in the investment business. From 1988 through 1998, she was employed by Rockefeller & Co., a global investment firm, where she led the global asset allocation process, managed the US Small Cap equity product and served on the Management Committee of the firm. She is a director of three mutual funds managed by Harding Loevner, LLP. Ms. Freeman holds a B.A. in mathematics and chemistry and an M.B.A. (with distinction) from Cornell University and a License in Applied Economics from the University of Louvain in Belgium.

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

Sherrelle J. Walker joined us as Chief Education Officer in July 2002. Prior to joining us, Ms. Walker had served as Vice President Curriculum at NCS Pearson, an educational software company beginning in 1998. Before joining NCS, Ms. Walker was vice president curriculum products at American Cybercasting Corporation, which provided on-line curriculum products for teachers and students. Ms. Walker has more than 25 years experience as an educator and educational administrator, beginning as a teacher in the Hartford Public Schools, and serving as an Assistant Principal, Principal and Director of Secondary Education in the Renton, Washington Public Schools and as Assistant Superintendent of the public schools in Federal Way, Washington. Ms. Walker played a leading role in the development of the Washington State Essential Academic Learning Requirements and has been an adjunct professor at the University of Washington. Ms. Walker completed her BS in teaching at Hampton University in Hampton Virginia, and her MA at the University of Connecticut.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information. Our common stock currently is traded on the Nasdaq National Market under the symbol “SCIL”. From December 31, 2003 until July 2004, our common stock was traded on the Nasdaq Small Cap Market. From January 1, 2003 until December 30, 2003, our common stock was traded on the OTC Bulletin Board. The following table sets forth, for the periods indicated, the closing high and low sales prices per share of our common stock as reported on the Nasdaq National Market, the Nasdaq Small Cap Market or the OTC Bulletin Board, as applicable.

	High	Low
2003
First Quarter	$3.10	$1.40
Second Quarter	$4.50	$2.30
Third Quarter	$5.15	$4.10
Fourth Quarter	$5.00	$4.15

2004
First quarter	$7.40	$5.00
Second quarter	$6.49	$4.96
Third quarter	$6.84	$5.18
Fourth quarter	$6.00	$4.71

Holders. As of March 15, 2005, the approximate number of stockholders of record of our common stock was 132.

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

(b) Not applicable

(c) Not applicable

ITEM 6. Selected Financial Data

     In thousands, except per share amounts

Selected Financial Data

	Year ended December 31,
	2004	2003	2002	2001	2000
Statement of Operations Data:
Revenues:
Products	$22,802	$24,491	$17,879	$11,702	$10,983
Services and support	8,174	5,425	3,958	3,023	3,079

Total revenues	30,976	29,916	21,837	14,725	14,062

Cost of revenues:
Products	1,775	2,127	2,109	1,857	1,800
Services and support	4,981	3,872	1,502	2,402	1,877

Total cost of revenues	6,756	5,999	3,611	4,259	3,677

Gross profit	24,220	23,917	18,226	10,466	10,385

Operating expenses:
Sale and marketing	16,087	12,961	14,554	19,701	20,981
Research and development	3,555	3,500	2,985	3,390	5,680
General and administrative	5,313	4,529	4,776	6,348	5,746
Restructuring, lease and asset impairment write downs	—	(7)	3,365	2,608	492

Total operating expenses	24,955	20,983	25,680	32,047	32,899

Operating income (loss)	(735)	2,934	(7,454)	(21,581)	(22,514)

Interest income (expense), net	(100)	(1,209)	(1,332)	(1,053)	1,077
Other income from related party	99	448	—	—	—
Other income (expense), net	—	—	91	21	2

Net income (loss) before income tax	(736)	2,173	(8,695)	(22,613)	(21,435)
Income tax (benefit) provision	(43)	43	—	—	—

Net income (loss)	$(693)	$2,130	$(8,695)	$(22,613)	$(21,435)

Basic net income (loss) per share	$(0.04)	$0.13	$(0.56)	$(1.92)	$(1.92)

Shares used in computing basic net income (loss) per share	16,408	16,007	15,642	11,777	11,148

Diluted net income (loss) per share:	$(0.04)	$0.13	$(0.56)	$(1.92)	$(1.92)

Shares used in computing diluted net income (loss) per share	16,408	16,908	15,642	11,777	11,148

Balance Sheet Data:
Cash and cash equivalents	$10,281	$3,648	$4,613	$4,610	$818
Investments in government securities	—	—	—	1,169	7,667
Working capital	916	(11,331)	(10,879)	(1,010)	6,609
Total assets	22,958	15,597	18,531	23,228	18,953
Long-term debt, including current portion	—	—	5,000	10,000	—
Stockholders’ (deficit) equity (1)	(8,111)	(8,544)	(11,363)	(3,247)	10,281

(1)	We have paid no cash dividends since our inception.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop and distribute the Fast ForWord® family of reading intervention software. Our innovative products apply advances in neuroscience and cognitive research to build the fundamental cognitive skills required to read and learn. Extensive outcomes research by independent researchers, our founding scientists, and our company demonstrates that the Fast ForWord products help students attain fast, lasting gains in the skills critical for reading. To encourage best practices in the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support. Our primary market is K-12 schools in the United States, to which we sell using a direct sales force. In 2004, K-12 schools accounted for 92% of our booked sales. By the end of 2004, approximately 3,200 schools had purchased at least $10,000 of our Fast ForWord product licenses and services, and over 470,000 individuals had enrolled in one of our products.

Business Highlights

Market Trends

The education market is growing.* Eduventures, a strategic consulting firm in the education industry, has estimated that in 2003, K-12 schools spent $3.3 billion on supplemental content, 4.5% more than in 2002, and projects that in 2005, K-12 schools will spend 7% more on supplemental content than in 2004.*

The federal No Child Left Behind (NCLB) Act of 2001 established reading achievement, grade level proficiency, and accountability through assessment as important national priorities. NCLB also emphasizes the need to use proven practices and products grounded in scientifically based research to improve student performance. Our products align well with the emphases of NCLB, and we believe that this alignment assists us in marketing and selling our products.

The general availability of funding for public schools fluctuates from time to time. In recent years state and local education funding has been negatively affected by reduced levels of tax revenues due to the economic slowdown, and the education technology industry has generally experienced soft sales, typically attributed to tight funding. However, substantial federal funding resources remain, and many of those resources are focused on reading improvement. Eduventures estimates that total spending in the broad K-12 learning market increased by 4.8% during 2004. In fiscal 2005, state revenue is generally improving, according to a recent survey by the National Conference of State Legislatures although states also face increasing budget pressures.*

Company Highlights

Our 2004 total booked sales increased by 21% over 2003, and K-12 booked sales increased 23%. Our results were stronger than typical industry results in the K-12 market and booked sales growth was within our target range of 20% to 30%. (For more explanation on booked sales, see, Revenue, below.) We attribute our strong sales in a difficult market to our emphasis on reading improvement and measurable results, emphases which are shared by our K-12 customers and aligned with NCLB.

One of our major goals is to increase the number of large sales, which we believe to be an important indicator of mainstream education industry acceptance and an important factor in continuing to increase the productivity of our sales force.* During the 2004 second quarter, we closed a major contract with the School District of Philadelphia, with a total contract price of $10.4 million, of which $6.0 million was recorded as booked sales. The remainder of the contract’s price represents future years of service and support, and is scheduled to be booked over the next four calendar years.* In 2004, we closed 66 transactions in excess of $100,000 compared to 59 in 2003. Our goal is to continue to increase this number in 2005.* Larger sales tend to have a longer sales cycle and involve more political influences and can be more unpredictable. Increases in the proportion of our business from these large sales may cause increased fluctuations and unpredictability in the timing of our sales and revenue.*

In 2004 our revenue grew 4% over 2003 to reach $31.0 million. This revenue growth was lower than sales growth in both 2004 and 2003, which were 21% and 8% respectively. This difference primarily reflects sales which are recognized into revenue over multiple years, which comprised a larger portion of our sales in 2004 and 2003 than in prior years. Because of changes in our pricing structure and a resulting change in the timing of revenue recognition from perpetual license sales, we expect that revenue will grow faster than booked sales in 2005.*

We reported a net loss of $0.7 million in 2004, compared to $2.1 million profit in 2003. This net loss results from higher expenses driven by increased sales and the timing lag between the completion of sales and recognition of revenue. In 2005, our goals include increasing both our net income and our profit margin.* To achieve these goals, we must increase our sales, achieve the necessary product mix, and improve sales force productivity.

We ended 2004 with no debt, the same as at year end 2003. During the year we borrowed and repaid $3.0 million in debt. Because our generation and use of cash is seasonal, we borrowed money for working capital purposes in the first quarter of 2004 and may again do so from time to time. Net cash from operating and investing activities was $5.7 million. This was the third successive year of positive and increased cash flow from operations. We expect to be cash flow positive from operations in 2005.*

While our goals for 2005 include increasing sales, revenue, profit and cash flow, we cannot assure you that we will achieve these goals. See Unpredictability below and Business — Factors That May Affect Results of Operations and Stock Price above.

Results of Operations

Revenue

	Year ended December 31,
(dollars in thousands)	2004	Change	2003	Change	2002

Products	$22,802	-7%	$24,491	37%	$17,879
Service and support	8,174	51%	5,425	37%	3,958

Total revenues	$30,976	4%	$29,916	37%	$21,837

2004 revenue compared to 2003: The decline in 2004 product revenue compared to 2003 was largely attributable to only modest growth in 2003 booked sales coupled with a shift in sales mix in 2004 towards multi year contracts with longer revenue recognition periods. The majority of our product license sales are initially recorded as deferred revenue and recognized to revenue over the term of the licenses. Because the license term frequently crosses over two fiscal years, our 2003 license sales affected product revenue in both 2004 and 2003. Product revenue in 2004 was also negatively affected by more volume discounts due to an increasing proportion of large sales in 2004 and 2003. Our December 2004 strategic pricing change (discussed in Future Revenue, below) had little impact in 2004, because the software for many December perpetual licenses was not delivered until January 2005.

Service and support revenues increased, primarily due to increased sales of on-site services. The sale and delivery of on-site services to schools was a major focus for us in 2004 to enhance school implementations. Service and support revenue also increased as a result of the increase in the number of schools purchasing ongoing Progress Tracker access and support contracts.

2003 revenue compared to 2002: The growth in product revenues in 2003 was largely attributable to an 8% growth in 2003 booked sales and the continued impact of strong 2002 license sales. The majority of our product license sales are initially recorded as deferred revenue and recognized to revenue over the term of the licenses. Because the license term frequently crosses over two fiscal years, our strong 2002 license sales positively affected product revenue in both 2003 and 2002. In addition, sales of our products with no Internet connection feature increased in 2003 compared to 2002, which had a positive impact on revenue because these sales were recognized into revenue over a shorter period than are products licensed with an Internet connection feature. Service and support revenues increased, primarily due to increased sales of on-site services. The sale and delivery of on-site services to schools was a major focus for us in 2003 to enhance school implementations. Service and support revenue also increased as a result of the increase in the number of schools on support contracts.

Future revenue: In December 2004, we made a strategic change to our pricing structure, relating to our on-line progress tracking tool, to encourage all customers to use this important capability. Prior to this change, we recognized revenue from sales of perpetual license packages that included our Internet reporting tools over the longest service period included in the contract. As a result of the change, we are now generally recognizing revenue from perpetual software licenses at the later of delivery or the contract start date. See Management’s Discussion and Analysis, Revenue Recognition for more detail about our revenue recognition practices. Therefore, in 2005 we expect to recognize a greater proportion of current sales into revenue than we did in 2004.* At the same time, we will also be recognizing deferred revenue from earlier years’ perpetual license sales into current revenue.* We expect that this non-recurring impact from our transition to a different pricing structure will result in revenue in 2005 growing at a faster rate than 2005 booked sales and at a faster rate than we currently project for revenue growth in 2006.

Booked sales and selling activity: Because a significant portion of our software, services and support revenue is recognized in periods after the invoice date, management uses booked sales to evaluate current selling activity. Booked sales is a non GAAP financial measure that we believe is useful for investors as well as management as a measure of current demand for our products and services. Booked sales equals the total value (net of allowances) of software, services and support invoiced in the period. We record booked sales and deferred revenue when all of the requirements for revenue recognition have been met, other than the requirement that the revenue for software licenses and services has been earned. We use booked sales information for resource allocation, planning, compensation and other management purposes. We believe that revenue is the GAAP measurement closest to booked sales. However, booked sales should not be considered in isolation from, and is not intended to represent, a substitute measure of revenue or any other performance measure calculated under GAAP.

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the years ended December 31, 2004, 2003 and 2002.

	Year ended December 31,
(dollars in thousands)	2004	Change	2003	Change	2002

Booked sales	$37,260	21%	$30,704	8%	$28,353
Less revenue	30,976	4%	29,916	37%	21,837

Net increase in deferred revenue	6,284		788		6,516
Current and long-term deferred revenue beginning of the period	19,500		18,712		12,196

Current and long-term deferred revenue end of the period	$25,784	32%	$19,500	4%	$18,712

Booked sales in the K-12 sector, which accounted for 92% of sales in 2004, grew 23% to $34.3 million, compared to $27.9 million in 2003. The increases were achieved in a difficult K-12 market with tight state funding. We sold 1,013 site license packages over $10,000 compared to 862 in the same period in 2003.

In 2004 we continued to focus our sales force on multi-site sales. The number of sales over $100,000 increased to 66 in 2004 from 59 in 2003 and 48 in 2002. In 2004, we had our first $10 million sale, our largest sale to date, to the School District of Philadelphia (PA). Only $6 million of this transaction was recorded as booked sales in 2004. The remaining $4 million is scheduled to be recorded as booked sales in the coming four years.*

In 2003 K-12 sector booked sales increased by 12% to $27.9 million compared to $24.9 million in 2002. The K-12 sector represented 91% of booked sales in 2003, compared to 88% in 2001. This growth reflects our strategy to expand in the K-12 market.

Booked sales outside the K-12 market increased by 7% in 2004 to $3.0 million compared to $2.8 million in 2003 and declined 17% in 2003 from 2002. We believe these customers are affected by economic conditions and the improvement in 2004 is partially related to a recovery in disposable income. Our primary focus has been on the K-12 market and we believe this focus contributed to the decline in 2003. We believe we have stabilized our sales to this market and expect to hold near this level in 2005 and may even experience modest growth due to increased sales to international customers and new product introductions.*

Unpredictability: We believe that we are positioned to achieve continued growth in the K-12 market during 2005, although federal, state and local budget pressures continue to present an uncertain funding environment for our customers.* However, achieving our sales growth objectives will depend on increasing mainstream customer acceptance of our products, which requires us to continue to focus on improving our products’ ease of use, their fit with school requirements, and the engagement of classroom teachers and administrators with product implementations.* For a discussion of some of the other important factors that affect our results, see “Factors that May Affect Results of Operations or Stock Price.” In addition, the revenue recognized from our sales can be unpredictable. Our various license and service packages have substantially differing revenue recognition periods, and it is often difficult to predict which license package a customer will purchase, even when the amount and timing of a sale can be reasonably projected. See “Management’s Discussion and Analysis – Application of Critical Accounting Policies” for a discussion of our revenue recognition policy. In addition, the timing of a single large order or its implementation can significantly impact the level of sales and revenue at any given time.

Gross Profit and Cost of Revenues

	Year ended December 31,
(dollars in thousands)	2004	2003	2002

Gross profit on products	$21,027	$22,364	$15,770
Gross profit margin on products	92%	91%	88%
Gross profit on service and support	3,193	1,553	2,456
Gross profit margin on services and support	39%	29%	62%

Total gross profit	$24,220	$23,917	$18,226
Total gross profit margin	78%	80%	83%

The overall gross profit margin declined in 2004 compared to 2003, as margin improvements in both products and services and support were more than offset by revenue mix changes. Service and support, which have a lower margin than products, increased to 26% of revenue in 2004 compared to 18% in 2003.Product margins increased due to lower effective royalty rates and lower amortization of capitalized software. Product costs consist of manufacturing, packaging and fulfillment costs, amortization of capitalized software and royalties.

Our margins in service and support increased from 2003 levels as higher revenue provided better fixed cost coverage. In the first quarter of 2003, we reorganized our service and support business to increase the number of employees available to provide service and support to our customers. In addition, products tend to be more challenging to implement when they are first introduced. We incurred additional service costs in the second half of 2003 and the first quarter of 2004 associated with our new Gateway Edition. Service and support costs consist primarily of the cost of personnel, materials and travel. We do not expect to incur further expenses associated with Gateway Edition’s initial technical problems.*

In 2003, overall gross margin declined compared to 2002, due in large part to the reorganization of our service and support business in the first quarter of 2003 to increase the number of employees available to provide service and support to our customers. In 2002, we primarily used per diem consultants rather than full time employees to provide training services. In 2003, the gross margin on products increased due to slightly lower materials costs and amortization of capitalized software cost.

We expect that product margins will improve in 2005 due to lower amortization of capitalized software and a lower average royalty rate.* We also expect that service and support margins will improve due to better fixed cost coverage.* Consequently we expect overall gross margins to improve in 2005.*

Operating Expenses

	Year ended December 31,
(dollars in thousands)	2004	Change	2003	Change	2002

Sales and marketing	$16,087	24%	$12,961	-11%	$14,554
Research and development	3,555	2%	3,500	17%	2,985
General and administrative	5,313	17%	4,529	-5%	4,776
Restructuring, lease and asset impairment write-down	—	n/a	(7)	n/a	3,365

Total operating expenses	$24,955	19%	$20,983	-18%	$25,680

Sales and Marketing Expenses: In 2004, our sales and marketing expenses increased primarily due to increased sales and marketing staff, more marketing activities and higher commissions reflecting higher sales. Sales and marketing expenses consist principally of salaries and incentive compensation paid to employees engaged in sales and marketing activities, travel costs, tradeshows, conferences, and marketing and promotional materials. At December 31, 2004, we had 32 quota-bearing sales personnel selling to public schools. In 2003 sales and marketing expenses decreased compared to 2002, primarily due to the reclassification of some personnel from sales to our expanded service and support team as well as lower spending on conferences, trade shows and marketing materials.

During 2005, we expect to increase our investment in sales and marketing as we focus on increasing sales in the K-12 market.*

Research and Development Expenses: Research and development expenses increased 2% in 2004 compared to 2003, but were lower as a percentage of revenue. The increase in research and development spending in 2003 compared to 2002 was primarily related to the introduction of Gateway Edition. Some of these costs did not recur in 2004. Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs.

We expect research and development expenses to increase in 2005 as we continue to invest in improving our current product suite, demonstrating product efficacy and introducing new products.* Two new products in our Fast ForWord to Reading series and one new product in our Language series are scheduled for launch in 2005.*

General and Administrative Expenses: General and administrative expenses increased in 2004 primarily due to the expenses associated with the restatement of our financial results and to the addition of staff. Accounting and legal fees associated with the restatement totaled approximately $515,000. General and administrative expenses principally consist of salaries and compensation paid to our executives, accounting staff and other support personnel, as well as travel expenses for these employees, and outside legal and accounting fees. General and administrative expenses decreased in 2003 compared to 2002, primarily because of decreases in personnel and legal costs.

Stock-based Compensation Expense: We are required to implement SFAS 123R beginning January 1, 2006. This will require us to record compensation expense for employee stock awards. We expect that the implementation of SFAS 123R will significantly increase our operating expenses in the next few years.*

Restructuring, Lease and Asset Impairment Write Downs: In October 2003 we entered into a lease termination agreement with our landlord to terminate the lease on our Oakland headquarters and entered into a new lease agreement for a reduced amount of space in the same building. Compared to the prior lease, the reduction in space is expected to reduce future lease payments by $6.5 million (net of lease termination fees described below) through 2008.* Under the lease termination agreement we paid an increased security deposit of $550,000 and lease termination fees totaling $490,000 in 2003. The balance of the lease termination fees of $1.8 million was paid in 2004 and all restructuring expenses have been paid as of December 31, 2004.

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

The following table sets forth the restructuring activity for the years ended December 31, 2004, 2003 and 2002.

	Lease	Asset	Severance
(dollars in thousands)	obligation	write-downs	benefits	Total

Accrued restructuring costs, December 31, 2001	$1,458	$—	$82	$1,540
Restructuring Charges in 2002	2,306	—	1,059	3,365
Cash paid in 2002	(759)	—	(632)	(1,391)

Accrued restructuring costs, December 31, 2002	$3,005	$—	$509	$3,514

Restructuring Charges in 2003	154	196	—	350
Cash paid in 2003	(1,386)	—	(509)	(1,895)
Asset write-downs	—	(196)	—	(196)

Accrued restructuring costs, December 31, 2003	$1,773	$—	$—	$1,773

Cash paid in 2004	(1,773)	—	—	(1,773)

Accrued restructuring costs, December 31, 2004	$—	$—	$—	$—

Other Income from Related Party

During 2004 we recorded $99,000 as other income for royalties and services provided to Posit Science Corporation (PSC), formerly Neuroscience Solutions Corporation. During 2003, we recorded $448,000 from the sale and licensing of certain intellectual property, patents and software to Posit Science Corporation. One of our co-founders, substantial shareholders, and board members is also a co-founder, officer, director and substantial shareholder of PSC. See “Transaction with Posit Science” below. Amounts received to date and any future receipts are being reported as other income as we do not consider the sale of these rights to be part of recurring operations. There was no comparable transaction for the same period of 2002.

Interest Expense, net

	Year ended December 31,
(dollars in thousands)	2004	Change	2003	Change	2002

Interest expense, net	$(100)	-92%	$(1,209)	-9%	$(1,332)

Interest expense, net decreased in 2004, compared to 2003, and decreased in 2003 compared to 2002. The decreases in both years are due to progressively lower borrowing and, in 2004, from lower amortization of deferred financing costs. Deferred financing costs were fully amortized in the quarter ended September 30, 2004. In 2005 we do not expect to pay any interest, as we do not anticipate borrowing during 2005.* This will require us to achieve sales targets, which is uncertain, however.* Deferred financing expense was $232,000 in 2004 compared to $1.2 million in 2003. In 2004, interest expense, net included $155,000 in interest income primarily from loans to current and former officers.

Provision for Income Taxes

The Company recorded a tax benefit of $43,000 for the year ended December 31, 2004 relating to the reversal of a provision for U.S. federal alternative minimum tax for the year ended December 31, 2003. The Company has made no provision for U.S. federal, U.S. state or foreign income taxes for the years ended December 31, 2004, 2003 and 2002 as the Company has incurred tax losses in all periods and for all jurisdictions. At December 31, 2004, we had net operating loss carryforwards for federal income tax purposes of approximately $77 million. Unutilized net operating loss carryforwards will expire in years 2011 through 2024. Utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations.* Previous or future equity transactions may result in such an ownership change.* The annual limitation may result in the expiration of net operating losses before they become available to reduce future tax liabilities.* At December 31, 2004, we had approximately $31.0 million of deferred tax assets, comprised primarily of net operating loss carryforwards.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.* Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

Liquidity and Capital Resources

Our cash and cash equivalents were $10.3 million at December 31, 2004 compared to $3.6 million at December 31, 2003 and $4.6 million at December 31, 2002. During 2004, 2003 and 2002 we generated cash flow from operations. At December 31, 2004 there were no borrowings outstanding under our credit line. We expect that our cash flow from operations and our current cash balances will be the primary source of the funds for our operations and capital expenditures during 2005.* During 2005, we plan to continue to generate positive cash flow from operations and to generate a profit.* However, accomplishing these objectives will require us to achieve specific sales targets in the K-12 market.* We cannot assure you that we will meet our targets with respect to sales, revenues or operating results.

Net cash provided by operating activities in 2004 was $6.7 million, compared to $4.6 million in 2003. Net cash provided by operating activities increased in 2004 and 2003 primarily because booked sales increased at a faster rate than spending and our collection experience was good. A $6.3 million increase in deferred revenue with an offsetting accounts receivable increase of only $0.6 million was a key driver in 2004 operating cash flow. Accounts receivable at year end was $5.7 million in 2004 compared to $5.1 million in 2003.

Net cash used in investing activities in 2004 was $1.0 million, consisting primarily of computer hardware and software acquisition costs. In 2003, net cash used by investing activities was $1.0 million, consisting primarily of an increase in non-current assets for the deposit of $550,000 for our lease restructuring. In 2002, net cash of $849,000 was provided by investing activities, primarily from the sale of the $1.2 million balance of our portfolio of government securities. Our 2004 capital expenditures of $646,000 were higher than in 2003 and 2002, approximately $256,000 and $124,000, respectively. In 2005, we expect that our capital spending will be higher than in 2004 as we continue to upgrade computer equipment and purchase new software to improve operations.*

Financing activities generated $0.9 million in 2004, from the sale of stock upon option exercises and the employee stock purchase plan. Financing activities used $4.6 million in cash in both 2003 and 2002, primarily to pay down $5 million, net, on our line of credit in both years, partially offset by cash raised from the sale of stock upon option exercises and through our employee stock purchase plan.

Because our sales tend to be seasonal, we may have negative cash flows in particular quarters, particularly the first quarter, when sales tend to be substantially lower than in other quarters. We borrowed money for working capital purposes in the first quarter of 2004 and may borrow again from time to time.*

We have a line of credit with Comerica Bank totaling $5.0 million, which expires on July 14, 2005. The facility initially totaled $7.0 million and was partially secured by a letter of credit provided by WPV, Inc., an affiliate of Warburg, Pincus Ventures, our largest stockholder. The letter of credit was for $4.0 million through May 30, 2004 and $3.0 million from May 31, 2004 to July 30, 2004. The WPV letter of credit expired on July 30, 2004. The line is subject to limitations based on our accounts receivable balance. Borrowings under the line are subject to various covenants, which may limit our financial and operating flexibility. There is no borrowing currently outstanding under the line.

After 2005, we expect that cash flow from operations will continue to be our primary source of funds for the next several years.* Again, this will require us to achieve certain levels of sales. If the Company is unable to achieve sufficient levels of cash flow from operations, the Company may seek other sources of debt or equity financing, or may be required to reduce expenses. Reducing the Company’s expenses could adversely affect its operations by reducing the resources available for sales, marketing, research or development efforts. We cannot assure you that we will be able to secure additional debt or equity financing on acceptable terms.

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

The following table summarizes our outstanding contractual obligations at December 31, 2004 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

		Less than
(dollars in thousands)	Total	1 year	2 - 3 years	4 - 5 years	Thereafter [1]

Non-cancelable operating leases	$9,167	$940	$1,880	$1,924	$4,423
Minimum royalty payments	1,500	150	300	300	750

Total	$10,667	$1,090	$2,180	$2,224	$5,173

1. Non-cancelable operating leases expires December 31, 2013. Minimum royalty payments expire in 2014.

Our purchase order commitments at December 31, 2004 are not material.

Loans to Current and Former Officers

In March 2001 we made full recourse loans to certain of our officers, in amounts totaling $3.1 million. The total receivable including accrued interest at December 31, 2004 and 2003 was $3.7 million and $3.5 million, respectively, and is reflected in Notes and interest receivable from current and former officers. Principal and interest are due December 31, 2005. This receivable was reclassified from a non-current asset to a current asset as of December 31, 2004. In 2002 some of these officers left our Company. The Notes are full recourse loans secured by shares of our common stock owned by the current and former officers. The loans bear interest at 4.94% per annum.

Transaction with Posit Science Corporation, formerly Neuroscience Solutions Corporation

In September 2003, we signed an agreement with Posit Science Corporation (“PSC”), transferring technology to PSC for use in the health field. The transaction includes a license of the patents we own, a sublicense of the patents we license from others, the license of certain software we developed, and the transfer of assets related to certain research projects. All of the rights licensed to PSC are limited to the health field and most are exclusive in that field. We will continue to use the licensed patents and technology in the fields of education and speech and language therapy, and retain all rights to our technology outside of the health field.

We also agreed with PSC that we would license one another certain patents that may be issued in the future, on which royalties would be paid, and that we would provide PSC certain technology transfer, hosting and support services.

PSC is a start-up company located in San Francisco that plans to develop, market, and sell a series of software-based products for healthcare markets based on neuroplasticity research. PSC’s first products are expected to focus on addressing issues that commonly arise as a result of aging. Dr. Michael M. Merzenich, who is a founder, director, significant stockholder and former officer of our company, is also a founder, director, significant shareholder and officer of PSC.

The terms of the transaction were determined through arms’ length negotiations between PSC and us, in which Dr. Merzenich did not participate. We received an initial payment of $500,000 and will be entitled to a 2% to 4% royalty on future products of PSC that use the licensed technology. We were also issued 1,772,727 shares of Series A Preferred Stock in PSC. Because PSC is a start-up venture, the shares of which are not actively traded, in our financial statements we have assigned a value of zero to the PSC shares we received.

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

License revenue.
Revenue from the licensing of software is recognized as follows:

Perpetual licenses – software licensed on a perpetual basis. Revenue is recognized at the later of product delivery date or contract start date using the residual method. If VSOE does not exist for all the undelivered elements, all revenue is deferred and recognized ratably over the service period if the undelivered element is services or when all elements have been delivered.

Term licenses – software licensed for a specific time period, generally three to twelve months. Revenue is recognized ratably over the license term.

Individual participant licenses – software licensed for a single participant. Revenue is recognized over the average period of use, typically six weeks.

Service and support revenue.
Service and support revenue is derived from a combination of training, implementation, technical and professional services, online services and customer support. Training, technical and other professional services are typically sold on a per day basis. If VSOE exists for all elements of an arrangement or all elements except software licenses, services revenue is recognized as performed. If VSOE does not exist for all the elements in an arrangement except software licenses, service revenue is recognized over the longest contractual period in an arrangement. Revenue from services sold alone or with support is recognized as performed.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses due to the inability of customers to make payments. These estimates are based on historical experience. In early 2002 our experience was that bad debt expense was about 2% of revenue. In the later half of 2002 and 2003 our bad debt experience improved significantly to less than 1% of revenue and in the 4th quarter of 2003 we adjusted our bad debt allowance to reflect the improvement in our experience. Our 2004 experience was consistent with the late 2002 and 2003 experience and we did not adjust our reserve policy in 2004. To the extent experience requires it, we may in the future again adjust this reserve. Cancellations and refunds are allowed in limited circumstances, and such amounts have not been significant.

Software Development Costs

We capitalize software development costs in accordance with Financial Accounting Standards Board (FASB) No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” under which software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated life of the related product.

Prior to the establishment of technological feasibility we expense all software development cost associated with a product. Technological feasibility is deemed established upon completion of a working version. We estimate the useful life of our developed products to be three years.

On an ongoing basis, we evaluate the net realizable value of the capitalized software development cost by estimating the future revenue to be generated from the product and compare this estimate to the unamortized cost of the product. At December 31, 2004 future revenues from sale of products for which development costs remain on the balance sheet are anticipated to exceed the $392,000 of unamortized development costs.*

Impairment of Long-Lived Assets

We regularly review the carrying value of capitalized software development costs and property and equipment. We continually make estimates regarding future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

See the Notes to our Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

Recent Accounting Pronouncements

SFAS 123(R), “Share-Based Payment”

On December 16, 2004 the FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supercedes APB 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative.

SFAS 123(R) is effective for public companies for annual periods beginning after June 15, 2005, with earlier adoption permitted. We are required to adopt this new standard in our fiscal year beginning January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above but also permits restatement using amounts previously disclosed under the pro forma provisions of SFAS 123 either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We have not yet chosen a method of adoption for SFAS 123(R).

As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method. As a consequence, we generally recognize no compensation cost for employee stock options and purchases under our Employee Stock Purchase Plan. Although the adoption of SFAS 123(R)’s fair value method will have no adverse impact on our balance sheet or net cash flows, it will have a significant adverse impact on our net income and net income per share. The pro forma effects on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to share-based payments to employees in prior periods are disclosed in Note 1 under “Stock-Based Incentive Programs.” Although the pro forma effects of applying SFAS 123 may be indicative of the effects of applying SFAS 123(R), the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123(R) will depend on numerous factors including the valuation model we use to value future share-based payments to employees, estimated forfeiture rates and the accounting policies we adopt concerning the method of recognizing the fair value of awards over the requisite service period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the rate of interest we will pay on our revolving credit facility with Comerica Bank. Interest rates on loans extended under that facility are at the bank’s prime rate plus 0.5%. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at December 31, 2004 would not have a material affect on our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Scientific Learning Corporation

     We have audited the accompanying balance sheets of Scientific Learning Corporation as of December 31, 2004 and 2003 and the related statements of operations, stockholders deficit, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15 (a). These financial statements and schedule are the responsibility of Scientific Learning Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scientific Learning Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Walnut Creek, California
April 11, 2005

Scientific Learning Corporation

Balance Sheet
(In thousands, except share and per share amounts)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$10,281	$3,648
Accounts receivable, net of allowance for doubtful accounts $121 and $139 at December 31, 2004 and 2003, respectively	5,661	5,117
Notes and interest receivable from current and former officers	3,688	—
Prepaid expenses and other current assets	1,306	1,144

Total current assets	20,936	9,909

Property and equipment, net	755	537
Notes and interest receivable from current and former officers	—	3,533
Other assets	1,267	1,618

Total assets	$22,958	$15,597

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$603	$481
Accrued liabilities	4,338	3,875
Deferred revenue	15,079	16,884

Total current liabilities	20,020	21,240
Deferred revenue, long-term	10,705	2,616
Other liabilities	344	285

Total liabilities	31,069	24,141

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized, 16,657,589 and 16,150,551 shares issued and outstanding at December 31, 2004 and 2003, respectively	75,586	74,460
Accumulated deficit	(83,697)	(83,004)

Stockholders’ deficit:	(8,111)	(8,544)

Total liabilities and stockholders’ deficit	$22,958	$15,597

See accompanying notes.

Scientific Learning Corporation

Statement of Operations
(In thousands, except share and per share amounts)

	Year ended December 31,
	2004	2003	2002
Revenues:
Products	$22,802	$24,491	$17,879
Service and support	8,174	5,425	3,958

Total revenues	30,976	29,916	21,837

Cost of revenues:
Cost of products	1,775	2,127	2,109
Cost of service and support	4,981	3,872	1,502

Total cost of revenues	6,756	5,999	3,611

Gross profit	24,220	23,917	18,226

Operating expenses:
Sales and marketing	16,087	12,961	14,554
Research and development	3,555	3,500	2,985
General and administrative	5,313	4,529	4,776
Restructuring	—	(7)	3,365

Total operating expenses	24,955	20,983	25,680

Operating income (loss)	(735)	2,934	(7,454)

Other income from related party	99	448	—
Interest expense, net	(100)	(1,209)	(1,332)
Other income (expense), net	—	—	91

Net income (loss) before income tax	(736)	2,173	(8,695)

Income tax (benefit) provision	(43)	43	—

Net income (loss)	$(693)	$2,130	$(8,695)

Basic net income (loss) per share:	$(0.04)	$0.13	$(0.56)

Shares used in computing basic net income (loss)	16,408,039	16,006,565	15,641,849

Diluted net income (loss) per share:	$(0.04)	$0.13	$(0.56)

Shares used in computing diluted net income (loss)	16,408,039	16,908,361	15,641,849

See accompanying notes.

Scientific Learning Corporation

Statements of Stockholders’ Deficit
(In thousands, except share amounts)

				Total
	Common Stock		Accumulated	Stockholders’
	Shares	Amount	Deficit	Deficit
Balance December 31, 2001	15,475,619	$73,192	$(76,439)	$(3,247)
Issuance of common stock under stock option plan	274,471	318	—	318
Issuance of common stock under employee stock purchase plan	116,861	119	—	119
Compensation charge relating to granting of common stock options	—	122	—	122
Stock issued in exchange for services	12,132	20	—	20
Net loss and comprehensive loss	—	—	(8,695)	(8,695)

Balance December 31, 2002	15,879,083	73,771	(85,134)	(11,363)
Issuance of common stock under stock option plan	207,438	264	—	264
Issuance of common stock under employee stock purchase plan	52,912	180	—	180
Compensation charge relating to granting of common stock options	—	198	—	198
Stock issued in exchange for services	11,118	47	—	47
Net income and comprehensive income	—	—	2,130	2,130

Balance December 31, 2003	16,150,551	74,460	(83,004)	(8,544)
Issuance of common stock under stock option plan	417,773	645	—	645
Issuance of common stock under employee stock purchase plan	78,468	300	—	300
Compensation charge relating to granting of common stock options	—	110	—	110
Stock issued in exchange for services	10,797	71	—	71
Net loss and comprehensive loss	—	—	(693)	(693)

Balance December 31, 2004	16,657,589	$75,586	$(83,697)	$(8,111)

See accompanying notes

Scientific Learning Corporation

Statement of Cash Flows
(In thousands)

	Year ended December 31,
	2004	2003	2002
Operating Activities:
Net (loss) income	$(693)	$2,130	$(8,695)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	428	721	1,082
Amortization of software development costs	351	617	718
Amortization of deferred financing costs	232	1,215	1,216
Stock based compensation	181	245	142
Asset impairment write downs	—	—	50
Changes in operating assets and liabilities:
Accounts receivable	(544)	(250)	887
Prepaid expenses and other current assets	(162)	428	(52)
Accounts payable	122	194	(157)
Accrued liabilities	463	(1,339)	1,814
Deferred revenue	6,284	788	6,515
Other liabilities	59	(199)	197

Net cash provided by operating activities	6,721	4,550	3,717

Investing Activities:
Sale of government securities	—	—	1,169
Purchases of property and equipment, net	(646)	(256)	(124)
Increase in capitalized software development costs	—	—	(116)
Increase in other non-current assets	(387)	(703)	(80)

Net cash (used in) provided by investing activities	(1,033)	(959)	849

Financing Activities:
Proceeds from issuance of common stock, net	945	444	437
Borrowings under bank line of credit	3,000	2,000	4,000
Repayments of borrowings under bank line of credit	(3,000)	(7,000)	(9,000)

Net cash provided by (used in) financing activities	945	(4,556)	(4,563)

Increase (decrease) in cash and cash equivalents	6,633	(965)	3

Cash and cash equivalents at beginning of year	3,648	4,613	4,610

Cash and cash equivalents at end of year	$10,281	$3,648	$4,613

Supplemental disclosure
Interest paid	$44	$134	$294

See accompanying notes.

Notes to Financial Statements
1. Summary of Significant Accounting Policies

Description of Business

Scientific Learning Corporation (the “Company”) provides neuroscience-based software products that develop underlying cognitive skills required for reading and learning. The Company’s Fast ForWord® products are a series of reading intervention products for children, adolescents and adults. We sell primarily to K-12 schools through a direct sales force. The Company also sells to speech and language professionals. To support our products, we provide on-site and remote training and implementation services, as well as technical, professional and customer support and a wide variety of Web-based resources.

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

License revenue
Revenue from the licensing of software is recognized as follows:

Perpetual licenses – software licensed on a perpetual basis. Revenue is recognized at the later of product delivery date or contract start date using the residual method. If VSOE does not exist for all the undelivered elements, all revenue is deferred and recognized ratably over the service period if the undelivered element is services or when all elements have been delivered.

Term licenses – software licensed for a specific time period, generally three to twelve months. Revenue is recognized ratably over the license term.

Individual participant licenses – software licensed for a single participant. Revenue is recognized over the average period of use, typically six weeks.

Notes to Financial Statements
1. Summary of Significant Accounting Policies (continued)

Service and support revenue
Service and support revenue is derived from a combination of training, implementation, technical and professional services, online services and customer support. Training, technical and other professional services are typically sold on a per day basis. If VSOE exists for all elements of an arrangement or all elements except software licenses, services revenue is recognized as performed. If VSOE does not exist for all the elements in an arrangement except software licenses, service revenue is recognized over the longest contractual period in an arrangement. Revenue from services sold alone or with support is recognized as performed.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the time of purchase.

Accounts Receivable

The Company conducts business primarily with public school districts and speech and language professionals in the United States. Ongoing credit evaluations are performed on customers and collateral is generally not required. Allowances for uncollectible accounts are made for potential credit issues based on past experience and management assessment of current risks.

Inventories

Product inventories are stated at the lower of cost or market. Cost is determined using a weighted average approach, which approximates the first-in first-out method. If inventory costs exceed expected market value due to obsolescence or lack of demand, reserves are recorded for the difference between the cost and the market value.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, notes receivable from current and former officers, and accounts payable approximate fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable.

Cash and cash equivalents are invested in major financial institutions in the United States. Such deposits may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The accounts receivable of the Company are derived from sales to customers located primarily in the United States. The Company performs ongoing credit evaluations of its customers. The Company does not require collateral.

An allowance for doubtful accounts is determined with respect to those accounts that the Company has determined to be doubtful of collection. At December 31, 2004 and 2003, no customer accounted for more than 10% of the Company’s accounts receivable.

The company has no off-balance sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other hedging arrangements.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Notes to Financial Statements
1. Summary of Significant Accounting Policies (continued)

Software Development Costs

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards (“FAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. In 2003 and 2004, costs incurred subsequent to the establishment of technological feasibility were not significant, and were charged to research and development expense. The Company capitalized $116,000 of software development costs for the year ended December 31, 2002. Software costs are amortized to cost of product revenues over the estimated useful life of the software, which is three years. Amortization was $351,000, $617,000 and $718,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Long-Lived Assets

The Company regularly reviews the carrying value of long-lived assets. We continually make estimates regarding future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

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

Pro Forma Disclosures of the Effect of Stock-Based Compensation

Pro forma information regarding the results of operations and net income (loss) per share is determined as if the Company had accounted for its employee stock options and employee stock purchase plan stock using the fair value method. The fair value of each option granted and employee stock purchase plan stock issued is estimated on the date of grant using the Black Scholes valuation model with the following assumptions:

	Year ended December 31,
Employee & Director Stock Options	2004	2003	2002
Weighted average expected life of option (in years)	5	5	5
Risk-free interest rate	3.0%	3.0%	3.0%
Dividend yield	0.0%	0.0%	0.0%
Volatility	85%	85%	85%
Weighted average fair value	$4.00	$2.05	$0.90

	Year ended December 31,
Employee Stock Purchase Plan	2004	2003	2002
Weighted average expected life (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	3.0%	3.0%	3.0%
Dividend yield	0.0%	0.0%	0.0%
Volatility	85%	85%	85%
Weighted average fair value	$2.06	$1.56	$1.08

Notes to Financial Statements
1. Summary of Significant Accounting Policies (continued)

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

Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black Scholes valuation model, the Company’s pro forma net income (loss) and basic and diluted net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$(693)	$2,130	$(8,695)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,668)	(1,465)	(2,472)

Pro forma net income (loss), per share	$(2,361)	$665	$(11,167)

Basic, as reported	$(0.04)	$0.13	$(0.56)

Diluted, as reported	$(0.04)	$0.13	$(0.56)

Basic, pro forma	$(0.14)	$0.04	$(0.71)

Diluted, pro forma	$(0.14)	$0.04	$(0.71)

The pro forma impact of options on the net income (loss) for the years ended December 31, 2004, 2003 and 2002, is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $13,000, $1,000 and $4,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Net Income (Loss) per Share

Under the provisions of SFAS No. 128, “Earnings per Share,” basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution of securities by adding common stock equivalents (computed using the treasury stock method) to the weighted-average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities have been excluded from the computation of diluted net loss per share as their inclusion is antidilutive.

Notes to Financial Statements
1. Summary of Significant Accounting Policies (continued)

The following table sets forth the computation of net income (loss) per share (in thousands, except share and per share data):

	Year Ended December 31,
	2004	2003	2002
Net income (loss)	$(693)	$2,130	$(8,695)

Weighted average shares used in calculation of basic net income (loss) per share	16,408,039	16,006,565	15,641,849
Effect of dilutive securities:
Employee stock options		901,796	—

Weighted-average diluted common share	16,408,039	16,908,361	15,641,849

Net income (loss) per common share- basic :	$(0.04)	$0.13	$(0.56)

Net income (loss) per common share- diluted:	$(0.04)	$0.13	$(0.56)

If the Company had reported net income in 2004 or 2002, the calculation of diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1,101,352 and 64,000 common equivalent shares (computed using the treasury stock method) related to outstanding stock options not included in the calculations above for the years ended December 31, 2004 and 2002, respectively.

Recent Accounting Pronouncements

SFAS 123(R), “Share-Based Payment”

On December 16, 2004 the FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supercedes APB 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative.

SFAS 123(R) is effective for public companies for annual periods beginning after June 15, 2005, with earlier adoption permitted. We are required to adopt this new standard in our fiscal year beginning January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above but also permits restatement using amounts previously disclosed under the pro forma provisions of SFAS 123 either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We have not yet chosen a method of adoption for SFAS 123(R).

Notes to Financial Statements
1. Summary of Significant Accounting Policies (continued)

As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method. As a consequence, we generally recognize no compensation cost for employee stock options and purchases under our Employee Stock Purchase Plan. Although the adoption of SFAS 123(R)’s fair value method will have no adverse impact on our balance sheet or net cash flows, it will have a significant adverse impact on our net income and net income per share. The pro forma effects on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to share-based payments to employees in prior periods are disclosed in Note 1 under “Stock-Based Incentive Programs.” Although the pro forma effects of applying SFAS 123 may be indicative of the effects of applying SFAS 123(R), the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123(R) will depend on numerous factors including the valuation model we use to value future share-based payments to employees, estimated forfeiture rates and the accounting policies we adopt concerning the method of recognizing the fair value of awards over the requisite service period.

Reclassifications

Certain other asset items from prior years have been reclassified to conform to the current presentation.

2. Restructuring, Lease and Asset Impairment Write Downs

In 2004, the Company completed lease termination payments of $1.8 million. There were no other restructuring activities during the year and no accrued restructuring costs as of December 31, 2004.

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

Notes to Financial Statements
2. Restructuring, Lease and Asset Impairment Write Downs (continued)

The following table sets forth the restructuring activity during the three years ended December 31, 2004
(in thousands).

	Accrued			Accrued				Accrued		Accrued
	restructuring			restructuring				restructuring		restructuring
	costs,			costs,				costs,		costs,
	December 31,	Restructuring		December 31,	Restructuring	Asset write-		December 31,		December 31,
	2001	Charges	Cash paid	2002	Charges	down	Cash paid	2003	Cash paid	2004

Lease obligation	$1,458	$2,306	$(759)	$3,005	$154		$(1,386)	$1,773	$(1,773)	$—
Asset write-down				—	196	(196)	—	—
Severance benefits	82	1,059	(632)	509	—		(509)	—

Total	$1,540	$3,365	$(1,391)	$3,514	$350	$(196)	$(1,895)	$1,773	$(1,773)	$—

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2004	2003

Prepaid expenses	$1,025	$791
Deferred financing	—	232
Product inventory	273	109
Other receivables	8	12

	$1,306	$1,144

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2004	2003

Computer equipment	$4,517	$3,978
Office furniture and equipment	1,489	1,403
Leasehold improvements	453	432

	6,459	5,813
Less accumulated depreciation	(5,704)	(5,276)

	$755	$537

5. Notes Receivable from Current and Former Officers

Notes receivable from current and former officers was $3.1 million of principal at December 31, 2004 and 2003. The Notes are full recourse loans secured by shares of the Company’s common stock owned by the current and former officers and bear interest at 4.94%. Principal and interest are due December 31, 2005. Principal and accrued interest of $3.7 million and $3.5 million is recorded in Notes and Interest Receivable from Current and Former Officers as of December 31, 2004 and December 31, 2003 respectively.

Notes to Financial Statements (continued)

6. Other Assets

Other Assets consist of the following (in thousands):

	December 31,
	2004	2003

Software development cost	$3,089	$3,089
Less accumulated amortization	(2,697)	(2,346)

Software development costs, net	392	743
Other non current assets	875	875

	$1,267	$1,618

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2004	2003

Accrued restructuring costs	$—	$1,773
Accrued vacation	1,036	831
Accrued commissions and bonus	2,093	930
Accounts payable accruals	671	196
Other accrued liabilities	538	145

	$4,338	$3,875

8. Bank Line of Credit

On January 30, 2004 the Company entered into a revolving line of credit agreement with Comerica Bank. The line totaled $7.0 million through July 22, 2004; after that date, the maximum that can be borrowed under the agreement is $5.0 million. The line expires on July 14, 2005. Borrowing under the line of credit bears interest at prime plus 0.5%, currently 5.75%. The facility was partially secured by a letter of credit provided by WPV, Inc., an affiliate of Warburg, Pincus Ventures, a significant stockholder of the Company. The letter of credit was for $4.0 million through May 30, 2004 and $3.0 million from May 31, 2004 to July 30, 2004. The non–guaranteed portion of the line is subject to limitations based on the Company’s accounts receivable balance. To further secure the line the Company granted Comerica a security interest in all of our assets other than our intellectual property, and agreed not to restrict our ability to grant a security interest in our intellectual property. Borrowings under the line are subject to various covenants. There were no borrowings outstanding on the line of credit at December 31, 2004.

In consideration of the original guarantee the Company granted a security interest in substantially all of the Company’s assets and issued WPV, Inc. a fully vested and non-forfeitable warrant to purchase 1,375,000 shares of common stock of the Company at an exercise price of $8.00. The warrant will expire if unexercised by March 9, 2008. The fair value of the warrant at the date of issuance was $3.6 million; this amount was amortized as deferred financing costs by a charge to interest expense through July 31, 2004.

9. Income Tax

The Company recorded a tax benefit of $43,000 for the year ended December 31, 2004 relating to the reversal of a provision for U.S. federal alternative minimum tax for the year ended December 31, 2003. The Company has made no provision for U.S. federal, U.S. state or foreign income taxes for the years ended December 31, 2004, 2003 and 2002 as the Company has incurred tax losses in all periods and for all jurisdictions.

Notes to Financial Statements
9. Income Tax (continued)

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows, (in thousands):

	December 31,
	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$27,637	$26,272
Restructuring reserve	—	710
Capitalized software and development costs	389	698
Deferred revenue	395	1,008
Research credit carryforwards	1,195	811
Other	1,360	941

Total deferred tax assets	30,976	30,440
Valuation allowance	(30,976)	(30,440)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased from December 31, 2002 to December 31, 2003 in the amount of $357,000.

As of December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $77,286,000, which expire in the years 2011 through 2024 and federal research tax credits of approximately $823,000, which expire in the years 2011 through 2024. The Company also had net operating loss carryfowards for state income tax purposes of approximately $30,315,000 expiring in the years 2006 through 2014 and state research tax credits of approximately $372,000 which carry forward indefinitely.

Utilization of the company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitation provided by the Internal Revenue Code and a similar state provision. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

10. Stockholders’ Deficit

Common Stock

At December 31, 2004, the Company had reserved shares of common stock for future issuance as follows:

Stock Options outstanding	3,103,102
Stock Options available for future grants	1,026,439
Employee stock purchase plan	225,675
Common stock warrants	1,375,000

5,730,216

Notes to Financial Statements
10. Stockholders’ Deficit (continued)

Stock Options

The Company’s employee stock option plans provide for the issuance of incentive stock options (ISO), nonstatutory stock options (NSO) and stock awards to eligible participants. The ISOs may be granted at a price per share not less than the fair market value at the date of grant. The NSOs may be granted at a price per share not less than 85% of the fair market value at the date of grant. Certain options previously granted can be exercised prior to vesting, but, if so exercised, these unvested shares are subject to repurchase by the Company. Options and unvested shares granted generally vest over a period of four years. Options under the employee plans have a maximum term of ten years. In the event option holders cease to be employed by the Company, all unvested options are forfeited and all vested options may be exercised within a 90-day period after termination. The 90-day exercise period is sometimes extended by agreement with the optionee, which could result in a modification charge to operations.

In May 1999, the Company’s stockholders approved the 1999 Equity Incentive Plan, which amended and restated the Company’s previous stock option plan. 3,292,666 shares of common stock were authorized for issuance under the plan, including shares originally authorized under predecessor plans and shares added to the plan in 2001. In May 2002, the Company’s Board of Directors approved and in May 2003, the shareholders subsequently approved, adding 1,350,000 shares to the 1999 Equity Incentive Plan. In January 2004, the Company’s Board of Directors approved and in June 2004, the shareholders subsequently approved, adding an additional 850,000 shares to the 1999 Equity Plan. The total number of shares authorized for issuance under the plan is now 5,492,666. The Board of Directors also approved the 2002 CEO Stock Option Plan in May 2002, which was subsequently approved by the shareholders in May 2003. This plan reserved an aggregate of 470,588 shares for grants of stock options under the plan.

In May 1999, the Company’s stockholders approved the 1999 Non-Employee Directors’ Stock Option Plan and reserved an aggregate of 75,000 shares of common stock for grants of stock options under the plan. In May 2003, the Company’s stockholders approved an increase in the number of shares authorized for issue under the plan from 75,000 shares to a total of 150,000 shares.

The Company has, on occasion, granted stock options and stock to non-employees and directors. A compensation charge has been recorded in these instances. In 2004 10,797 shares were issued to directors as payment for their services; an expense of $71,000 was recorded for the year ended December 31, 2004.

A summary of the Company’s stock option activity under the plans is as follows:

	Outstanding Options
		Weighted-Average Exercise
	Number of Shares	Price Per Share

Outstanding at December 31, 2001	1,653,166	$9.47
Granted	2,239,290	1.36
Exercised	(274,471)	1.15
Canceled	(628,681)	9.35

Outstanding at December 31, 2002	2,989,304	4.20
Granted	501,834	3.08
Exercised	(207,445)	1.27
Canceled	(238,666)	9.85

Outstanding at December 31, 2003	3,045,027	3.76
Granted	552,497	5.71
Exercised	(417,773)	1.54
Canceled	(76,739)	7.88

Outstanding at December 31, 2004	3,103,012	$4.33

Vested and exercisable	1,407,373

Notes to Financial Statements
10. Stockholders’ Deficit (continued)

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2004:

	Outstanding			Vested and Exercisable
			Weighted-		Weighted
			Average		Average
		Weighted-	Remaining		Exercise
	Number of	Average Exercise	Contractual Life	Number of	Price Per
Price Range	Shares	Price Per Share	(Years)	Shares	Share

$0.2600 – $ 1.3900	1,141,600	$1.37	7.35	185,349	$1.30
$1.4000 – $ 6.1250	1,539,098	$4.03	7.60	846,464	$3.70
$6.2500 – $39.8750	422,314	$13.42	5.58	375,560	$14.29

	3,103,012			1,407,373

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

1999 Employee Stock Purchase Plan

In May 1999 the stockholders approved the 1999 Employee Stock Purchase Plan, which became effective upon the completion of the initial public offering of the Company’s common stock. The Company initially reserved a total of 350,000 shares of common stock for issuance under the plan. In May 2002 the Company’s shareholders approved an additional 350,000 shares for a total of 700,000 shares. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable one-year offering period or the last day of the applicable six-month purchase period. The Company issued 78,468 and 52,912 shares of common stock under the plan during the years ended December 31, 2004 and 2003, respectively. At December 31, 2004, 225,675 shares were available for issuance under the Plan.

Notes to Financial Statements (continued)

11. Commitments

Leases

The Company leases its corporate office facility under a non-cancelable operating lease with a term expiring in 2013. Future minimum payments under this lease as of December 31, 2004 are as follows (in thousands):

2005	$940
2006	940
2007	940
2008	940
2009	984
2010 and thereafter	4,423

$9,167

Rent expense under all operating leases net of sublease income was $1 million, $1 million and $1.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

License Agreement

In September 1996, the Company entered into a license agreement with a university for the use of the intellectual property underlying its most significant current products. In exchange for the license, which expires in 2014, the Company issued stock and paid a license-issue fee. The agreement also provided for milestone payments, all of which have been made, and for royalties based on sales of products using the licensed technology. Royalty expenses were $830,000, $898,000 and $723,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and are included in cost of revenues. Annual minimum guaranteed royalty payments are $150,000.

If the Company loses or is unable to maintain the license agreement during the term of the underlying patents, it would materially harm its business. The university may terminate the license agreement if the Company fails to perform or violates its terms without curing the violation within 60 days of receiving written notice of the violation.

12. Warranties; Indemnification

The Company generally provides a warranty that its software products substantially operate as described in the manuals and guides that accompany the software for a period of 90 days. The warranty does not apply in the event of misuse, accident, and certain other circumstances. To date, the Company has not incurred any material costs associated with these warranties and has no accrual for such items at December 31, 2004.

From time to time, the Company enters into contracts that require the Company, upon the occurrence of certain contingencies, to indemnify parties against third party claims. These contingent obligations primarily relate to (i) claims against the Company’s customers for violation of third party intellectual property rights caused by the Company’s products; (ii) claims resulting from personal injury or property damage resulting from the Company’s activities or products; (iii) claims by the Company’s office lessor arising out of the Company’s use of the premises; and (iv) agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their activities on behalf of the Company. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on the Company’s balance sheet as of December 31, 2004 or 2003.

13. Employee Retirement and Benefit Plan

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The Company does not presently match contributions by plan participants.

Notes to Financial Statements (continued)

14. Related Party Transaction

On September 30, 2003 the Company entered into an agreement with Posit Science Corporation (“PSC”), formerly Neuroscience Solutions Corporation, to provide PSC with exclusive rights in the healthcare field to certain intellectual property, patents and software owned or licensed by the Company, along with transfer of certain healthcare research projects. A co-founder, substantial shareholder, and member of the Board of Directors of the Company is a co-founder, officer, director and substantial shareholder of PSC.

The rights were acquired by PSC for a combination of cash, stock and future royalties. PSC paid $500,000 cash, of which $448,000 was recognized at December 31, 2003. The balance will be recognized over the next nine months as services are provided to PSC. Amounts received to date and any future receipts are being reported as other income as the Company does not consider the sale of these rights to be part of its recurring operations. Under the agreement, the Company will receive net royalties between 2% to 4% on products sold by PSC that use the Company’s patents or software. We did not record a value for the 1.8 million shares of PSC received in the transaction, because PSC was a private start-up venture, the shares of which had no determinable value.

15. Interim Financial Information (unaudited)

Quarterly financial data (in thousands, except per share amounts)

	2004
			Quarter ended
	March 31	June 30	September 30	December 31	Total

Total revenues	$7,036	$7,497	$8,290	$8,153	$30,976

Gross profit	5,477	5,803	6,512	6,428	24,220

Net income (loss)	(290)	(52)	667	(1,018)	(693)

Net income (loss) per share:
Basic	(0.02)	0.00	0.04	(0.06)	(0.04)

Diluted	(0.02)	0.00	0.04	(0.06)	(0.04)

	2003
			Quarter ended
	March 31	June 30	September 30	December 31	Total

Total revenues	$6,583	$8,074	$8,293	$6,966	$29,916

Gross profit	5,158	6,630	6,724	5,405	23,917

Net income (loss)	(454)	745	1,678	161	2,130

Net income (loss) per share:
Basic	(0.03)	0.05	0.10	0.01	0.13

Diluted	(0.03)	0.04	0.10	0.01	0.13

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

In December 2004, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that the Company should change its revenue recognition method for most of the Company’s K-12 school contracts. This issue surfaced in the course of the review of our financial statements for the third quarter of 2004. As a result, the Company has restated its historical financial statements for the period from 2000 through June 30, 2004.

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

As required under Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Solely because of the revenue recognition issue discussed above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004. We are committed to implementing changes in our internal controls over financial reporting with respect to revenue recognition and are in the process of evaluating what changes should be made in these controls. Except for these changes, during the year ended December 31, 2004, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to our executive officers is contained in Part I “Executive Officers” and such information is also incorporated by reference in this section.

Information required by this item respecting our directors, audit committee and code of ethics is set forth under the caption “Proposal 1: Election of Directors” in our Proxy Statement relating to our 2005 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated by reference into this Form 10-K Report. The Proxy Statement will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Proxy Statement is not being filed as a part hereof.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item concerning the independent auditor’s fees and services is set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report:

(1) Financial Statements

Independent Registered Public Accounting Firm’s Report
Restated Balance Sheet – December 31, 2004 and 2003
Restated Statement of Operations – Years Ended December 31, 2004, 2003 and 2002
Restated Statements of Stockholders’ (Deficit) Equity – Years Ended December 31, 2004, 2003 and 2002
Restated Statement of Cash Flows – Years Ended December 31, 2004, 2003 and 20021
Notes to the Financial Statements

(2) Financial Statement Schedules

As required under Item 8, Financial Statements and Supplementary Data, the financial statement schedule of the Company is provided in this separate section. The financial statement schedule included in this section is as follows:

Schedule II – Valuation and Qualifying Accounts (in thousands)

Valuation and Qualifying Accounts which are deducted in the Balance Sheet from the assets to which they apply:

Allowance for Doubtful Accounts Years Ended December 31

		Charges to		Additions
	Opening	Operating	Charges to	(deductions) to	Closing
	Balance	Expenses	Allowance	Allowance	Balance
2004	$139	$(3)	$(100)	$85	$121
2003	270	—	89	(220)	139
2002	248	19	309	(306)	270

     (3) Exhibits

Exhibit No.	Description of Document
3.3(1)	Restated Certificate of Incorporation.

3.4 (20)	Amended and Restated Bylaws.

4.1(1)	Reference is made to Exhibits 3.3 and 3.4.

4.2(2)	Amended and Restated Registration Rights Agreement, dated as of December 31, 1998.

4.3(1)	Specimen Stock Certificate.

4.4(3)	Amendment No. 1 by and among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., effective as of March 9, 2001 to Amended and Restated Registration Rights Agreement entered into as of December 30, 1998.

4.5(9)	Amendment No. 2 By and Among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., Effective as of November 30, 2001 to Amended and Restated Registration Rights Agreement Entered Into as of December 30, 1998.

10.1(1)*	Form of Indemnity Agreement with each of our directors and executive officers.

10.2(13)*	1999 Equity Incentive Plan, as amended.

10.3(14)*	Forms of Stock Option Grant Notice, Stock Option Agreement and Stock Award Agreement under the Incentive Plan.

10.4*	1999 Non-Employee Directors’ Stock Option Plan, as amended.

10.5(14)*	Forms of Nonstatutory Stock Option Agreements under the Non-Employee Directors’ Stock Option Plan.

10.6(14)*	1999 Employee Stock Purchase Plan, as amended.

10.7 (25)*	Summary of base salary and bonuses payable to Named Executive Officers

10.8(14)*	Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan.

10.9(21)	Loan and Security Agreement dated as of January 15, 2004 by and between Scientific Learning Corporation and Comerica Bank.

10.10(21)	Reimbursement and Security Agreement dated as of January 15, 2004 by and between Scientific Learning Corporation and WPV, Inc.

10.11(21)	Intercreditor Agreement dated as of January 15, 2004 by and between Comerica Bank and WPV, Inc

10.13(1)†	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California.

10.14(22)	Amendment No. 3 to Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California, amending the agreement filed as Exhibit 10.13.

10.15(1)	Securities Purchase Agreement, dated September 24, 1996, with Warburg, Pincus Ventures, L.P.

10.16(23)	Lease, dated as of October 1, 2003, with Rotunda Partners II.

10.17(24)	Lease Termination Agreement, dated as of October 1, 2003, with Rotunda Partners II.

10.18(4)	Revolving Loan Agreement dated as of March 9, 2001 by and between Scientific Learning Corporation and Fleet National Bank.

10.19(5)	Agreement to Issue Warrant and Grant of Security Interest dated as of March 9, 2001 by and between Scientific Learning Corporation and WPV, Inc.

10.20(6)	Warrant to Purchase 1,375,000 Shares of Common Stock of Scientific Learning Corporation.

10.21(7)*	Loan agreements, promissory notes and pledge agreements with each of Sheryle Bolton, Frank Mattson, Steve Miller, and James Mills.

10.22(8)	Stock Purchase Agreement dated November 9, 2001 between Scientific Learning Corporation and Warburg Pincus Ventures, L.P.

10.23(10)*	Letter Agreement dated March 12, 2002 between the Company and Sheryle Bolton.

10.24(10)	First Amendment Agreement, dated March 26, 2002, between the Company and Fleet National Bank amending the agreement filed as Exhibit 10.18.

10.25(25)*	2005 Management Incentive Plan

10.26(11)*	Employment Agreement dated as of May 31, 2002 by and between Scientific Learning Corporation and Robert C. Bowen.

10.27(12)*	2002 CEO Option Plan.

Exhibit No.	Description of Document
10.28(13)*	Letter Agreement dated January 2004 by and between the Company and Robert C. Bowen amending the Employment Agreement listed as Exhibit 10.26.

10.29(13)*	Milestone Equity Incentive Plan.

10.30	First Amendment to Loan and Security Agreement, dated as of September 29, 2004, by and between Comerica Bank and the Company, amending the Loan and Security Agreement filed as Exhibit 10.9.

10.31(15)	Second Amendment Agreement dated as of September 24, 2003, by and between Scientific Learning Corporation and Fleet National Bank, amending the agreement filed as Exhibit 10.18, which was previously amended by the First Amendment Agreement filed as Exhibit 10.24.

10.32(16)	Technology Transfer Agreement dated as of September 30, 2003 by and between the Company and Neuroscience Solutions Corporation (now renamed Posit Science Corporation) (“NSC”).

10.33(17)	SLC License Agreement dated as of September 30, 2003 by and between the Company and NSC.

10.34(18)	NSC License Agreement dated as of September 30, 2003 by and between NSC and the Company.

10.35(19)	Services Agreement dated as of September 30, 2003 by and between the Company and NSC.

10.36(13)*	2004 Management Incentive Plan

10.37(26)*	Independent Contractor Agreement dated April l7, 2003 between the Company and Paula A. Tallal and Project Assignment thereunder dated December 17, 2004.

23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer (Section 302).

31.2	Certification of Chief Financial Officer (Section 302).

32.1	Certification of Chief Executive Officer (Section 906).

32.2	Certification of Chief Financial Officer (Section 906).

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-77133).

(2)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 1999 (SEC File No. 000-24547).

(3)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(4)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(5)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(6)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(7)	Incorporated by reference to Exhibit 10.20 previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 000-24547).

(8)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-24547).

(9)	Incorporated by reference to Exhibit 4.4 previously filed with the Company’s Form 8-K on December 7, 2001 (SEC File No. 000-24547).

(10)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2001 (SEC File No. 000-24547).

(11)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).

(12)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).

(13)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 000-24547).

Exhibit No.	Description of Document
(14)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2003 (SEC File No. 000-24547).

(15)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on October 3, 2003 (SEC File No. 000-24547).

(16)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).

(17)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).

(18)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).

(19)	Incorporated by reference to Exhibit 99.4 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).

(20)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).

(21)	Incorporated by reference to Exhibits previously filed with the Company’s Form 8-K on February 5, 2004 (SEC File No. 000-24547).

(22)	Incorporated by reference to Exhibit 10.36 previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).

(23)	Incorporated by reference to Exhibit 10.37 previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).

(24)	Incorporated by reference to Exhibit 10.38 previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).

(25)	Incorporated by reference to exhibits previously filed with the Company’s Form 8-K filed on March 25, 2005.

(26)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K filed on December 20, 2004.

† Certain portions of this exhibit have been omitted based upon confidential treatment granted by the Securities and Exchange Commission for portions of the referenced exhibit.

* Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

On October 25, 2004, the Company filed a Report on Form 8-K announcing that it had issued a press release announcing that it had delayed the release of its third quarter financial results and had conducted a publicly available conference call discussing the delay.

On November 17, 2004, the Company filed a Report on Form 8-K announcing that it had received a Staff Determination notice from the Nasdaq Stock Market stating that the Company was not in compliance with Nasdaq’s rules because the Company had not then filed its 10-Q Report for the third quarter and that the Company’s securities were therefore subject to delisting.

On December 20, 2004, the Company filed a Report on Form 8-K announcing its intention to restate certain of its historical financial statements to correct an error in the revenue recognition of certain transactions and that, accordingly, those financial statements should not be relied upon.

On December 20, 2004, the Company filed a Report on Form 8-K announcing that it had amended its Independent Contractor Agreement with one of its directors by entering into a new Project Assignment for work over the period from 2005 through 2009.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC LEARNING CORPORATION

By	/s/ Robert C. Bowen	April 13, 2005

Robert C. Bowen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Robert C. Bowen Robert C. Bowen	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	April 13, 2005

/s/ Jane A. Freeman Jane A. Freeman	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	April 13, 2005

/s/ Dr. Michael M. Merzenich Dr. Michael M. Merzenich	Director	April 13, 2005

/s/ Dr. Paula A. Tallal Dr. Paula A. Tallal	Director	April 13, 2005

/s/ Carleton A. Holstrom Carleton A. Holstrom	Director	April 13, 2005

/s/ Rodman W. Moorhead, III Rodman W. Moorhead, III	Director	April 13, 2005

/s/ Ajit Dalvi Ajit Dalvi	Director	April 13, 2005

/s/ Dr. Joseph Martin Dr. Joseph Martin	Director	April 13, 2005

/s/ Edward Vermont Blanchard, Jr. Edward Vermont Blanchard, Jr.	Director	April 13, 2005

/s/ David W. Smith David W. Smith	Director	April 13, 2005

\

Index to Exhibits

Exhibit No.	Description of Document
3.3(1)	Restated Certificate of Incorporation.

3.4 (20)	Amended and Restated Bylaws.

4.1(1)	Reference is made to Exhibits 3.3 and 3.4.

4.2(2)	Amended and Restated Registration Rights Agreement, dated as of December 31, 1998.

4.3(1)	Specimen Stock Certificate.

4.4(3)	Amendment No. 1 by and among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., effective as of March 9, 2001 to Amended and Restated Registration Rights Agreement entered into as of December 30, 1998.

4.5(9)	Amendment No. 2 By and Among Scientific Learning Corporation, Warburg, Pincus Ventures, L.P. and WPV, Inc., Effective as of November 30, 2001 to Amended and Restated Registration Rights Agreement Entered Into as of December 30, 1998.

10.1(1)*	Form of Indemnity Agreement with each of our directors and executive officers.

10.2(13)*	1999 Equity Incentive Plan, as amended.

10.3(14)*	Forms of Stock Option Grant Notice, Stock Option Agreement and Stock Award Agreement under the Incentive Plan.

10.4*	1999 Non-Employee Directors’ Stock Option Plan, as amended.

10.5(14)*	Forms of Nonstatutory Stock Option Agreements under the Non-Employee Directors’ Stock Option Plan.

10.6(14)*	1999 Employee Stock Purchase Plan, as amended.

10.7 (25)*	Summary of base salary and bonuses payable to Named Executive Officers

10.8(14)*	Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan.

10.9(21)	Loan and Security Agreement dated as of January 15, 2004 by and between Scientific Learning Corporation and Comerica Bank.

10.10(21)	Reimbursement and Security Agreement dated as of January 15, 2004 by and between Scientific Learning Corporation and WPV, Inc.

10.11(21)	Intercreditor Agreement dated as of January 15, 2004 by and between Comerica Bank and WPV, Inc

10.13(1)†	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California.

10.14(22)	Amendment No. 3 to Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California, amending the agreement filed as Exhibit 10.13.

10.15(1)	Securities Purchase Agreement, dated September 24, 1996, with Warburg, Pincus Ventures, L.P.

10.16(23)	Lease, dated as of October 1, 2003, with Rotunda Partners II.

10.17(24)	Lease Termination Agreement, dated as of October 1, 2003, with Rotunda Partners II.

10.18(4)	Revolving Loan Agreement dated as of March 9, 2001 by and between Scientific Learning Corporation and Fleet National Bank.

10.19(5)	Agreement to Issue Warrant and Grant of Security Interest dated as of March 9, 2001 by and between Scientific Learning Corporation and WPV, Inc.

10.20(6)	Warrant to Purchase 1,375,000 Shares of Common Stock of Scientific Learning Corporation.

10.21(7)*	Loan agreements, promissory notes and pledge agreements with each of Sheryle Bolton, Frank Mattson, Steve Miller, and James Mills.

10.22(8)	Stock Purchase Agreement dated November 9, 2001 between Scientific Learning Corporation and Warburg Pincus Ventures, L.P.

10.23(10)*	Letter Agreement dated March 12, 2002 between the Company and Sheryle Bolton.

10.24(10)	First Amendment Agreement, dated March 26, 2002, between the Company and Fleet National Bank amending the agreement filed as Exhibit 10.18.

10.25(25)*	2005 Management Incentive Plan

10.26(11)*	Employment Agreement dated as of May 31, 2002 by and between Scientific Learning Corporation and Robert C. Bowen.

Exhibit No.	Description of Document
10.27(12)*	2002 CEO Option Plan.

10.28(13)*	Letter Agreement dated January 2004 by and between the Company and Robert C. Bowen amending the Employment Agreement listed as Exhibit 10.26.

10.29(13)*	Milestone Equity Incentive Plan.

10.30	First Amendment to Loan and Security Agreement, dated as of September 29, 2004, by and between Comerica Bank and the Company, amending the Loan and Security Agreement filed as Exhibit 10.9.

10.31(15)	Second Amendment Agreement dated as of September 24, 2003, by and between Scientific Learning Corporation and Fleet National Bank, amending the agreement filed as Exhibit 10.18, which was previously amended by the First Amendment Agreement filed as Exhibit 10.24.

10.32(16)	Technology Transfer Agreement dated as of September 30, 2003 by and between the Company and Neuroscience Solutions Corporation (now renamed Posit Science Corporation) (“NSC”).

10.33(17)	SLC License Agreement dated as of September 30, 2003 by and between the Company and NSC.

10.34(18)	NSC License Agreement dated as of September 30, 2003 by and between NSC and the Company.

10.35(19)	Services Agreement dated as of September 30, 2003 by and between the Company and NSC.

10.36(13)*	2004 Management Incentive Plan

10.37(26)*	Independent Contractor Agreement dated April l7, 2003 between the Company and Paula A. Tallal and Project Assignment thereunder dated December 17, 2004.

23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer (Section 302).

31.2	Certification of Chief Financial Officer (Section 302).

32.1	Certification of Chief Executive Officer (Section 906).

32.2	Certification of Chief Financial Officer (Section 906).

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-77133).

(2)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 1999 (SEC File No. 000-24547).

(3)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(4)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(5)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(6)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on March 12, 2001 (SEC File No. 000-24547).

(7)	Incorporated by reference to Exhibit 10.20 previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 000-24547).

(8)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-24547).

(9)	Incorporated by reference to Exhibit 4.4 previously filed with the Company’s Form 8-K on December 7, 2001 (SEC File No. 000-24547).

(10)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2001 (SEC File No. 000-24547).

(11)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).

(12)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on June 7, 2002 (SEC File No. 000-24547).

Exhibit No.	Description of Document
(13)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 000-24547).

(14)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2003 (SEC File No. 000-24547).

(15)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on October 3, 2003 (SEC File No. 000-24547).

(16)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).

(17)	Incorporated by reference to Exhibit 99.2 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).

(18)	Incorporated by reference to Exhibit 99.3 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).

(19)	Incorporated by reference to Exhibit 99.4 previously filed with the Company’s Form 8-K on October 1, 2003 (SEC File No. 000-24547).

(20)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).

(21)	Incorporated by reference to Exhibits previously filed with the Company’s Form 8-K on February 5, 2004 (SEC File No. 000-24547).

(22)	Incorporated by reference to Exhibit 10.36 previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).

(23)	Incorporated by reference to Exhibit 10.37 previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).

(24)	Incorporated by reference to Exhibit 10.38 previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).

(25)	Incorporated by reference to exhibits previously filed with the Company’s Form 8-K filed on March 25, 2005.

(26)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Form 8-K filed on December 20, 2004.

† Certain portions of this exhibit have been omitted based upon confidential treatment granted by the Securities and Exchange Commission for portions of the referenced exhibit.

* Management contract or compensatory plan or arrangement.