Form 10-K/A
period 2004-12-31
SCIENTIFIC LEARNING CORP
filed 2005-05-26
CIK 1042173

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2004, filed on April 15, 2005 (the “Original Form 10-K”) to reflect the restatement of our balance sheet as of December 31, 2004. The restatement of the balance sheet reflects a reclassification of $4,902,000 from deferred revenue, long-term to deferred revenue, current in order to correct a clerical error relating to a contract signed in June 2004 of $4,398,000 and two computational errors totaling $504,000. This restatement is described in more detail in Notes 2 and 16 to the Financial Statements.

We have amended and restated in its entirety each item of the Original Form 10-K that has been changed to reflect the restatement. These items are Part II, Item 6 – Selected Financial Data; Part II, Item 8 — Financial Statements and Supplementary Data; Part II, Item 9A — Controls and Procedures; and certain Exhibits.

Except as stated above, this Report speaks only as of the date of the Original Form 10-K. Except as specified above, this filing does not reflect any events occurring after April 15, 2005.

PART II

Item 6. Selected Financial Data	4
Item 8. Financial Statements and Supplementary Data	5
Item 9A. Controls and Procedures	25

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K	26

SIGNATURES	27
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART II

ITEM 6. Selected Financial Data

                 In thousands, except per share amounts

Selected Financial Data

	Year ended December 31,
	2004	2003	2002	2001	2000

Statement of Operations Data:

Revenues:
Products	$22,802	$24,491	$17,879	$11,702	$10,983
Services and support	8,174	5,425	3,958	3,023	3,079

Total revenues	30,976	29,916	21,837	14,725	14,062

Cost of revenues:
Products	1,775	2,127	2,109	1,857	1,800
Services and support	4,981	3,872	1,502	2,402	1,877

Total cost of revenues	6,756	5,999	3,611	4,259	3,677

Gross profit	24,220	23,917	18,226	10,466	10,385

Operating expenses:
Sales and marketing	16,087	12,961	14,554	19,701	20,981
Research and development	3,555	3,500	2,985	3,390	5,680
General and administrative	5,313	4,529	4,776	6,348	5,746
Restructuring, lease and asset impairment write downs	—	(7)	3,365	2,608	492

Total operating expenses	24,955	20,983	25,680	32,047	32,899

Operating income (loss)	(735)	2,934	(7,454)	(21,581)	(22,514)

Interest income (expense), net	(100)	(1,209)	(1,332)	(1,053)	1,077
Other income from related party	99	448	—	—	—
Other income (expense), net	—	—	91	21	2

Net income (loss) before income tax	(736)	2,173	(8,695)	(22,613)	(21,435)
Income tax (benefit) provision	(43)	43	—	—	—

Net income (loss)	$(693)	$2,130	$(8,695)	$(22,613)	$(21,435)

Basic net income (loss) per share	$(0.04)	$0.13	$(0.56)	$(1.92)	$(1.92)

Shares used in computing basic net income (loss) per share	16,408	16,007	15,642	11,777	11,148

Diluted net income (loss) per share:	$(0.04)	$0.13	$(0.56)	$(1.92)	$(1.92)

Shares used in computing diluted net income (loss) per share	16,408	16,908	15,642	11,777	11,148

Balance Sheet Data:

Cash and cash equivalents	$10,281	$3,648	$4,613	$4,610	$818
Investments in government securities	—	—	—	1,169	7,667
Working capital restated (1)	(3,986)	(11,331)	(10,879)	(1,010)	6,609
Total assets	22,958	15,597	18,531	23,228	18,953
Long-term debt, including current portion	—	—	5,000	10,000	—
Stockholders’ (deficit) equity (2)	(8,111)	(8,544)	(11,363)	(3,247)	10,281

(1) The Company has restated its December 31, 2004 balance sheet to reclassify $4,902,000 from long-term deferred revenue into current deferred revenue. This reduced the previously-reported working capital of $916,000 by $4,902,000 to ($3,986,000). For more detail about the restatement of this financial information, see Note 2 to the Financial Statements.

(2) We have paid no cash dividends since our inception.

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

                              /s/ Ernst & Young LLP

Walnut Creek, California
April 11, 2005, except as to Note 2, as to which the date is May 25, 2005.

Scientific Learning Corporation
Balance Sheet
(In thousands, except share and per share amounts)

	December 31,
	2004	2003
	Restated
Assets
Current assets:
Cash and cash equivalents	$10,281	$3,648
Accounts receivable, net of allowance for doubtful accounts $121 and $139 at December 31, 2004 and 2003, respectively	5,661	5,117
Notes and interest receivable from current and former officers	3,688	—
Prepaid expenses and other current assets	1,306	1,144

Total current assets	20,936	9,909

Property and equipment, net	755	537
Notes and interest receivable from current and former officers	—	3,533
Other assets	1,267	1,618

Total assets	$22,958	$15,597

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$603	$481
Accrued liabilities	4,338	3,875
Deferred revenue	19,981	16,884

Total current liabilities	24,922	21,240
Deferred revenue, long-term	5,803	2,616
Other liabilities	344	285

Total liabilities	31,069	24,141

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized, 16,657,589 and 16,150,551 shares issued and outstanding at December 31, 2004 and 2003, respectively	75,586	74,460
Accumulated deficit	(83,697)	(83,004)

Stockholders’ deficit:	(8,111)	(8,544)

Total liabilities and stockholders’ deficit	$22,958	$15,597

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

Notes to Financial Statements
1. Summary of Significant Accounting Policies (continued)

The following table sets forth the computation of net income (loss) per share (in thousands, except share and per share data):

	Year Ended December 31,
	2004	2003	2002
Net income (loss)	$(693)	$2,130	$(8,695)

Weighted average shares used in calculation of basic net income (loss) per share	16,408,039	16,006,565	15,641,849
Effect of dilutive securities:
Employee stock options	—	901,796	—

Weighted-average diluted common share	16,408,039	16,908,361	15,641,849

Net income (loss) per common share- basic:	$(0.04)	$0.13	$(0.56)

Net income (loss) per common share- diluted:	$(0.04)	$0.13	$(0.56)

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

2. Restatement

The Company has restated its previously reported balance sheet as of December 31, 2004. This restatement reflects a correction in the Company’s classification of the short and long term deferred revenues totaling $4,902,000. The restatement of deferred revenues resulted from a clerical error in the classification between long and short term amounts for a contract executed in June 2004 of $4,398,000 and two computational errors totaling $504,000. The following table summarizes the change to the balance sheet at December 31, 2004:

	Previously reported	Adjustment	Restated
Current liabilities
Deferred revenue	15,079	4,902	19,981
Total current liabilities	20,020	4,902	24,922
Deferred revenue, long term	10,705	(4,902)	5,803

3. Restructuring, Lease and Asset Impairment Write Downs

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

Notes to Financial Statements
3. Restructuring, Lease and Asset Impairment Write Downs (continued)

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

Notes to Financial Statements (continued)

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

7. Other Assets

Other Assets consist of the following (in thousands):

	December 31,
	2,004	2,003

Software development cost	$3,089	$3,089
Less accumulated amortization	(2,697)	(2,346)

Software development costs, net	392	743
Other non current assets	875	875

	$1,267	$1,618

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2,004	2,003

Accrued restructuring costs	$—	$1,773
Accrued vacation	1,036	831
Accrued commissions and bonus	2,093	930
Accounts payable accruals	671	196
Other accrued liabilities	538	145

	$4,338	$3,875

9. Bank Line of Credit

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

Notes to Financial Statements (continued)

10. Income Tax

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

As of December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $77,286,000, which expire in the years 2011 through 2024 and federal research tax credits of approximately $823,000, which expire in the years 2011 through 2024. The Company also had net operating loss carryforwards for state income tax purposes of approximately $30,315,000 expiring in the years 2006 through 2014 and state research tax credits of approximately $372,000 which carry forward indefinitely.

Utilization of the company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitation provided by the Internal Revenue Code and a similar state provision. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

Notes to Financial Statements (continued)

11. Stockholders’ Deficit

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

Notes to Financial Statements
11. Stockholders’ Deficit (continued)

A summary of the Company’s stock option activity under the plans is as follows:

	Outstanding Options
		Weighted-Average Exercise
	Number of Shares	Price Per Share

Outstanding at December 31, 2001	1,653,166	$9.47
Granted	2,239,290	1.36
Exercised	(274,471)	1.15
Canceled	(628,681)	9.35

Outstanding at December 31, 2002	2,989,304	4.20
Granted	501,834	3.08
Exercised	(207,445)	1.27
Canceled	(238,666)	9.85

Outstanding at December 31, 2003	3,045,027	3.76
Granted	552,497	5.71
Exercised	(417,773)	1.54
Canceled	(76,739)	7.88

Outstanding at December 31, 2004	3,103,012	$4.33

Vested and exercisable	1,407,373

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2004:

	Outstanding			Vested and Exercisable
			Weighted-		Weighted
			Average		Average
		Weighted-	Remaining		Exercise
	Number of	Average Exercise	Contractual Life	Number of	Price Per
Price Range	Shares	Price Per Share	(Years)	Shares	Share

$0.2600 – $1.3900	1,141,600	$1.37	7.35	185,349	$1.30
$1.4000 – $6.1250	1,539,098	$4.03	7.60	846,464	$3.70
$6.2500 – $39.8750	422,314	$13.42	5.58	375,560	$14.29

	3,103,012			1,407,373

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

Notes to Financial Statements
11. Stockholders’ Deficit (continued)

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

License Agreement

In September 1996, the Company entered into a license agreement with a university for the use of the intellectual property underlying its most significant current products. In exchange for the license, which expires in 2014, the Company issued stock and paid a license-issue fee. The agreement also provided for milestone payments, all of which have been made, and for royalties based on sales of products using the licensed technology. Royalty expenses were $746,000, $898,000 and $723,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and are included in cost of revenues. Annual minimum guaranteed royalty payments are $150,000.

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

Notes to Financial Statements
13. Warranties; Indemnification (continued)

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

Notes to Financial Statements (continued)

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

The Company has restated its previously reported balance sheets as of June 30 and September 30, 2004. This restatement reflects a correction in the Company’s classification of short and long term deferred revenues totaling $4,398,000 as of June 30, 2004 and $4,615,000 as of September 30, 2004. As of June 30, 2004, the restatement of deferred revenues resulted from a clerical error in the classification between long and short term amounts for a contract executed in June 2004. As of September 30, 2004, the restatement of deferred revenues resulted from a clerical error in the classification of the same contract and a computation error.

The following table summarizes the change to the balance sheet at September 30, 2004:

	Previously reported	Adjustment	Restated
Current liabilities
Deferred revenue	14,883	4,615	19,498
Total current liabilities	18,539	4,615	23,154
Deferred revenue, long term	10,842	(4,615)	6,227

Notes to Financial Statements
16. Interim Financial Information (unaudited) (continued)

The following table summarizes the change to the balance sheet at June 30, 2004:

	Previously reported	Adjustment	Restated
Current liabilities
Deferred revenue	15,548	4,398	19,946
Total current liabilities	22,615	4,398	27,013
Deferred revenue, long term	11,990	(4,398)	7,592

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

In connection with the Original Form 10-K, as required under Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded in the Original Form 10-K that the Company’s disclosure controls and procedures were not effective as of December 31, 2004. This determination was based on need to correct the Company’s revenue recognition method that that led to the restatement of the Company’s historical financial statements from 2000 through June 30, 2004. This restatement was effected by through filings with the SEC on February 15, 2005.

The Original Form 10-K was filed on April 15, 2005. In May 2005, in the course of preparing the first quarter 2005 financial statements, the Company’s management determined that the balance sheets at June 30, September 30, and December 31, 2004 incorrectly classified a portion of deferred revenue as long term deferred revenue when it should have been classified as current deferred revenue. As a result, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that the Company should, and in this filing the Company has, restated its balance sheet at December 31, 2004.

As a result of these circumstances, management has concluded that there is a material weakness in the Company’s internal controls, as defined by the Public Company Accounting Oversight Board.

As required under Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Because of the revenue and deferred revenue issues discussed above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004. We are committed to implementing changes in our internal controls over financial reporting with respect to revenue and deferred revenue. We have hired additional accounting staff and we are in the process of evaluating what changes should be made in our controls. Except for these changes, during the year ended December 31, 2004, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

     (a) Documents filed as part of this report:

(1) Financial Statements

Independent Registered Public Accounting Firm’s Report
Restated Balance Sheet – December 31, 2004 and 2003
Statement of Operations – Years Ended December 31, 2004, 2003 and 2002
Statements of Stockholders’ (Deficit) Equity – Years Ended December 31, 2004, 2003 and 2002
Restated Statement of Cash Flows – Years Ended December 31, 2004, 2003 and 2002
Notes to the Financial Statements

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

SCIENTIFIC LEARNING CORPORATION

By /s/ Robert C. Bowen	May 25, 2005

Robert C. Bowen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Robert C. Bowen
Robert C. Bowen	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	May 25, 2005

/s/ Jane A. Freeman
Jane A. Freeman	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	May 25, 2005

/s/ Dr. Michael M. Merzenich
Dr. Michael M. Merzenich	Director	May 25, 2005

/s/ Dr. Paula A. Tallal
Dr. Paula A. Tallal	Director	May 25, 2005

/s/ Carleton A. Holstrom
Carleton A. Holstrom	Director	May 25, 2005

/s/ Rodman W. Moorhead, III
Rodman W. Moorhead, III	Director	May 25, 2005

/s/ Ajit Dalvi
Ajit Dalvi	Director	May 25, 2005

/s/ Dr. Joseph Martin
Dr. Joseph Martin	Director	May 25, 2005

/s/ Edward Vermont Blanchard, Jr.
Edward Vermont Blanchard, Jr.	Director	May 25, 2005

/s/ David W. Smith
David W. Smith	Director	May 25, 2005

Index to Exhibits

Exhibit No.	Description of Document
23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer (Section 302)

31.2	Certification of Chief Financial Officer (Section 302)

32.1	Certification of Chief Executive Officer (Section 906)

32.2	Certification of Chief Financial Officer (Section 906)