Form 10-Q
period 2005-03-31
SCIENTIFIC LEARNING CORP
filed 2005-05-26
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding at April 30, 2005 was 16,683,898.

SCIENTIFIC LEARNING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC LEARNING CORPORATION

CONDENSED BALANCE SHEET
(In thousands)
Unaudited

	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$6,792	$10,281
Accounts receivable, net	3,690	5,661
Notes and interest receivable from current and former officers	3,725	3,688
Prepaid expenses and other current assets	1,240	1,306

Total current assets	15,447	20,936

Property and equipment, net	724	755
Other assets	1,176	1,267

Total assets	$17,347	$22,958

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$459	$603
Accrued liabilities	2,920	4,338
Deferred revenue	15,311	19,981

Total current liabilities	18,690	24,922
Deferred revenue, long-term	4,955	5,803
Other liabilities	354	344

Total liabilities	23,999	31,069

Stockholders’ deficit:
Common stock	75,755	75,586
Accumulated deficit	(82,407)	(83,697)

Total stockholders’ deficit:	(6,652)	(8,111)

Total liabilities and stockholders’ deficit	$17,347	$22,958

See accompanying notes to condensed financial statements

SCIENTIFIC LEARNING CORPORATION

CONDENSED STATEMENT OF OPERATIONS
(In thousands)
Unaudited

	Three months ended March 31,
	2005	2004
Revenues:
Products	$7,833	$5,261
Service and support	2,412	1,775

Total revenues	10,245	7,036

Cost of revenues:
Cost of products	433	339
Cost of service and support	1,360	1,220

Total cost of revenues	1,793	1,559

Gross profit	8,452	5,477

Operating expenses:
Sales and marketing	4,763	3,827
Research and development	933	885
General and administrative	1,537	1,011

Total operating expenses	7,233	5,723

Operating income (loss)	1,219	(246)

Other income from related party	12	35
Interest income (expense), net	85	(79)

Net income (loss) before income tax	1,316	(290)
Income tax provision	26	—

Net income (loss)	$1,290	$(290)

Basic net income (loss) per share:	$0.08	$(0.02)

Shares used in computing basic net income (loss)	16,663,645	16,153,843

Diluted net income (loss) per share:	$0.07	$(0.02)

Shares used in computing diluted net income (loss)	17,670,769	16,153,843

See accompanying notes.

SCIENTIFIC LEARNING CORPORATION

CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
Unaudited

	Three months ended March 31,
	2005	2004
Operating Activities:
Net income (loss)	$1,290	$(290)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	183	198
Amortization of deferred financing costs	—	99
Stock based compensation	94	96
Changes in operating assets and liabilities:
Accounts receivable	1,971	623
Prepaid expenses and other current assets	66	(162)
Accounts Payable	(144)	(25)
Accrued liabilities	(1,418)	(902)
Deferred revenue	(5,518)	(2,646)
Other liabilities	10	10

Net cash used in operating activities	(3,466)	(2,999)

Investing Activities:
Purchases of property and equipment, net	(87)	(143)
Increase in other non-current assets	(11)	(38)

Net cash used in investing activities	(98)	(181)

Financing Activities:
Proceeds from issuance of common stock, net	75	21
Borrowings under bank line of credit	—	2,600

Net cash provided by financing activities	75	2,621

Decrease in cash and cash equivalents	(3,489)	(559)

Cash and cash equivalents at beginning of period	10,281	3,648

Cash and cash equivalents at end of period	$6,792	$3,089

See accompanying notes.

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

Interim Financial Information

The interim financial information as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 is unaudited, but includes all normal recurring adjustments that the Company considers necessary for a fair presentation of its financial position at such date and its results of operations and cash flows for those periods.

These condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Forms 10-K and 10-K/A for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

Revenue Recognition

We derive revenue from the sale of licenses to our software and from service and support fees. Software license revenue is recognized in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 (SOP 97-2). SOP 97-2 provides specific industry guidance and four basic criteria, which must be met to recognize revenue. These are: 1) persuasive evidence of an arrangement; 2) delivery of the product; 3) a fixed or determinable fee; and 4) the probability that the fee will be collected. The application of SOP 97-2 requires us to exercise significant judgments related to our specific transactions and transaction types.

Sales to our school customers typically include multiple elements (e.g. Fast ForWord software licenses, Progress Tracker, our Internet-based participant tracking service, support, training, implementation management, and other services). The Company allocates revenue to each element of a transaction based upon its fair value as determined in reliance on “vendor specific objective evidence” (“VSOE”). VSOE of fair value for each element of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is also measured by the renewal price. We are required to exercise judgment in determining whether VSOE exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent.

The value of software licenses, services and support invoiced during a particular period is recorded as deferred revenue until recognized. All revenue from transactions that include new products that have not yet been delivered is deferred until the delivery of all products.

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

Deferred revenue is recognized as revenue as discussed below.

Product revenue

Product revenue is primarily derived from the licensing of software and is recognized as follows:

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

Other Assets

Other assets consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
Software development costs	$3,089	$3,089
Less accumulated amortization	(2,763)	(2,697)

Software development costs, net	326	392
Other non current assets	850	875

	$1,176	$1,267

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, includes potential common shares from options and warrants calculated using the treasury stock method.

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

Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes valuation model, the Company’s pro forma net income (loss) and basic and diluted net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2005	2004
Net income (loss), as reported	$1,290	$(290)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	338	321

Net income (loss), proforma	$952	$(611)

Net income per share:
Basic, as reported	$0.08	$(0.02)

Diluted, as reported	$0.07	$(0.02)

Basic, pro forma	$0.06	$(0.04)

Diluted, pro forma	$0.05	$(0.04)

The fair value of the employee stock options was estimated using the following assumptions:

	Three months ended March 31,
	2005	2004
Risk-free rate	3.84%	3.00%
Volatility	70%	85%
Expected life	5 years	5 years
Dividend yield	0%	0%
Weighted average fair value	$3.60	$4.00

The fair value of employee stock purchase plan stock issued was estimated using the following assumptions:

	Three months ended March 31,
	2005	2004
Risk-free rate	3.00%	3.00%
Volatility	85%	85%
Expected life	1 year	1 year
Dividend yield	0%	0%
Weighted average fair value	$2.83	$2.06

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

The pro forma impact of options on net income (loss) for the three months ended March 31, 2005 and 2004 is not representative of the effects on net income for future periods, as future years will include the effects of additional periods of stock option grants.

SFAS 123(R), “Share-Based Payment”

On December 16, 2004 the FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supercedes APB 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative. SFAS 123(R) is effective for public companies for annual periods beginning after June 15, 2005, with earlier adoption permitted. We are required to adopt this new standard no later than our fiscal year beginning January 1, 2006. We have not determined a date for adoption of SFAS 123(R).

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

3. Warranties; Indemnification

The Company generally provides a warranty that its software products substantially operate as described in the manuals and guides that accompany the software for a period of 90 days. The warranty does not apply in the event of misuse, accident, and certain other circumstances. To date, the Company has not incurred any material costs associated with these warranties and has no accrual for such items at March 31, 2005.

From time to time, the Company enters into contracts that require the Company, upon the occurrence of certain contingencies, to indemnify parties against third party claims. These contingent obligations primarily relate to (i) claims against the Company’s customers for violation of third party intellectual property rights caused by the Company’s products; (ii) claims resulting from personal injury or property damage resulting from the Company’s activities or products; (iii) claims by the Company’s office lessor arising out of the Company’s use of the premises; and (iv) agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their activities on behalf of the Company. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on the Company’s balance sheet as of March 31, 2005 or 2004.

Notes to Condensed Financial Statements (continued)

4. Related Party Transaction

In September 2003 the Company entered into an agreement with Posit Science Corporation (“PSC”), formerly Neuroscience Solutions Corporation (“NSC”) to provide PSC with exclusive rights in the healthcare field to certain intellectual property owned or licensed by the Company, along with transfer of certain healthcare research projects. A co-founder, substantial shareholder, and member of the Board of Directors of the Company is a co-founder, officer, director and substantial shareholder of PSC.

For the three months ended March 31, 2005 and 2004 the Company recognized $12,500 and $35,000 respectively, in other income for service provided to PSC and royalties for product licenses.

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

Overview

We develop and distribute the Fast ForWord® family of reading intervention software. Our innovative products apply advances in neuroscience and cognitive research to build the fundamental cognitive skills required to read and learn. Extensive outcomes research by independent researchers, our founding scientists, and our company demonstrates that the Fast ForWord products help students attain rapid, lasting gains in the skills critical for reading. To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support. Our primary market is K-12 schools in the United States, to which we sell using a direct sales force. For the three months ended March 31, 2005, K-12 schools accounted for 90% of booked sales. By the end of March 2005, approximately 3,400 schools had purchased at least $10,000 of our Fast ForWord product licenses and services, and approximately 515,000 individuals had enrolled in one of our products. As of March 31, 2005 we had 166 full-time employees, compared to 132 at March 31, 2004.

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

The general availability of funding for public schools fluctuates from time to time. In recent years state and local education funding has been negatively affected by reduced levels of tax revenues due to the economic slowdown, and the education technology industry has generally experienced soft sales, typically attributed to tight funding. However, substantial federal funding resources remain, and many of those resources are focused on reading improvement. Eduventures estimates that total spending in the broad K-12 learning market increased by 4.8% during 2004. In fiscal 2005, state revenue is generally improving, according to a recent survey by the National Conference of State Legislatures, although states also face increasing budget pressures.*

Company Highlights

Our first quarter 2005 total booked sales increased by 8% over the corresponding quarter of 2004, and K-12 booked sales increased 6%. (Booked sales is a non-GAAP financial measure. For more information on booked sales and its reconciliation to revenue, see Revenue below.) These results were lower than our expectations. However, because the first quarter is typically our smallest sales quarter, we do not believe that our first quarter sales shortfall is indicative of our sales outlook for the year.* We expect booked sales to grow in the 18% to 24% range in 2005.*

We attribute our sales growth in a difficult market to our emphasis on reading improvement and measurable results, emphases which are shared by our K-12 customers and aligned with NCLB. One of our major goals is to increase the number of large sales, which we believe to be an important indicator of mainstream education industry acceptance and an important factor in continuing to increase the productivity of our sales force.* In the first quarter of 2005, we closed ten transactions in excess of $100,000 compared to four in the same period in 2004. Our goal is to continue to increase this number in the balance of 2005.* Larger sales tend to have a longer sales cycle and involve more political influences and can be more unpredictable. Increases in the proportion of our business from these large sales may cause increased fluctuations and unpredictability in the timing of our sales and revenue.*

For the three months ended March 31, 2005, our revenue grew 46% compared to the same period in 2004. This reflected a substantial increase in both product and service and support revenues. A significant factor in the increase in revenue was a change in our pricing structure. As a result of this pricing change, we now recognize revenue for most sales of perpetual licenses at delivery, rather than ratably over the period of related service revenue. Because of this change in the timing of revenue recognition from perpetual license sales, we expect that in 2005, total revenue will be higher and grow at a more rapid rate than booked sales.* Revenue also increased due to sales increases in 2004 and the first quarter of 2005.

For the three months ended March 31, 2005, gross margins increased primarily due to improved margins in services and support. Operating expenses were higher in the three months ended March 31, 2005 compared to the same period in 2004 mainly due to staff additions and consultants.

We recorded net income in the three months ended March 31, 2005 compared to a net loss in the comparable period in 2004 due to improved margins and higher revenues. In 2005, our goals include increasing both our net income and our profit margin.* To achieve these goals, we must increase our sales, achieve the necessary product mix, and improve sales force productivity.

While our goals for 2005 include increasing sales, revenue, profit and cash flow, we cannot assure you that we will achieve these goals. See Unpredictability and Business — Factors That May Affect Results of Operations and Stock Price below.

At March 31, 2005 and December 31, 2004, we had no outstanding debt.

Results of Operations

Revenues

	Three months ended March 31,
(dollars in thousands)	2005	Change	2004

Products	$7,833	49%	$5,261
Service and support	$2,412	36%	$1,775

Total revenues	$10,245	46%	$7,036

Revenues

Product revenues, which comprise the bulk of our revenue, increased substantially during the three months ended March 31, 2005 compared to the same period of 2004. The change in revenue was primarily due to three factors. First, during the fourth quarter of 2004, we made a pricing change for our Progress Tracker on line service. Prior to this change, we recognized revenue for sales of most perpetual licenses ratably over the period of related service revenue. As a result of the change, we now typically recognize perpetual license revenue at delivery. Second, our revenue was positively impacted by sales increases in 2004 and in the first quarter of 2005. (See Booked sales). These increases were partially offset by a deferral of revenue into the second and third quarters of 2005 for transactions that include new products that have not yet been delivered.

Our service and support revenue increased during the three months ended March 31, 2005, compared to the same period in 2004 primarily due to growth in on-site services. Support revenue is also growing, due to an increased number of customers.*

Future revenue: As a result of our December 2004 strategic pricing change, in 2005 we expect to recognize current sales into revenue substantially more quickly than we did in 2004.* See Revenue Recognition below for more detail about our revenue recognition practices. At the same time, we will also be recognizing deferred revenue from earlier years’ perpetual license sales into current revenue.* We expect that this non-recurring impact from our transition to a different pricing structure will result in 2005 revenue exceeding 2005 booked sales and that the 2005 revenue growth rate will exceed the revenue growth we currently project for 2006.

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

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the three months ended March 31, 2005 and 2004.

	Three months ended March 31,
(dollars in thousands)	2005	Change	2004

Booked sales	$4,727	8%	$4,390
Less revenue	$10,245	46%	$7,036

Net increase/(decrease) in deferred revenue	$(5,518)		$(2,646)
Current and long-term deferred revenue beginning of the period	$25,784		$19,500

Current and long-term deferred revenue end of the period	$20,266	20%	$16,854

Booked sales in the K-12 sector, which accounted for 90% of booked sales in the first quarter of 2005, increased 6% to $4.2 million, compared to $4.0 million in the same period in 2004 This performance was below our long-term target growth range of 20%-30%. However, since the first quarter is historically our smallest sales quarter, we believe we are still on track for full year sales growth in our target range.*

Going forward, we plan to continue to concentrate our sales effort on large multiple-site opportunities in the K-12 market.* We believe large sales are an important indicator of mainstream education industry acceptance and an important factor in continuing to increase the productivity of our sales force. During the first quarter of 2005, we closed ten sales that had a contract value in excess of $100,000 compared to four during the same period in 2004.

Booked sales to non-school customers, primarily private practice clinicians, grew by 28% for the three months ending March 31, 2005 compared to 2004. This followed modest growth in 2004. We do not expect growth in this sector to continue at the rate of the 2005 first quarter, but we do expect modest growth in 2005 due to new product offerings and increased disposable income due to improvements in the overall economy.*

Unpredictability:

Since 2002, K-12 educational software sales have generally been soft across the industry. This trend has typically been attributed to federal, state and local budget pressures which make for an uncertain funding environment for our customers. We nevertheless believe that we are positioned to achieve continued growth in the K-12 market.* However, achieving our sales growth objectives will depend on increasing mainstream customer acceptance of our products, which requires us to continue to focus on improving our products’ ease of use, their fit with school requirements, and the engagement of classroom teachers and administrators with product implementations. For a discussion of some of the other important factors that affect our results, see “Factors that May Affect Results of Operations or Stock Price.” In addition, the timing of a single large order or its implementation can significantly impact the level of sales and revenue at any given time. We expect that our December 2004 pricing change, which will cause us to recognize revenue more quickly, will make our quarterly revenue more unpredictable.*

Gross Profit and Cost of Revenues

	Three months ended March 31,
	2005		2004
(dollars in thousands)	$ Profit	Margin %	$ Profit	Margin %

Gross profit on products	$7,400	94%	$4,922	94%
Gross profit on services and support	$1,052	44%	$555	31%

Total gross profit	$8,452	82%	$5,477	78%

The overall gross profit margin increased for the three months ended March 31, 2005 compared to the same period in 2004. The primary reason was an increase in margins for service and support. For the three months ended March 31, 2005, margins in services and support improved due to increased operating leverage. In addition, margins improved because much of our service revenue is recognized on a ratable basis and we perform relatively few trainings in the first quarter, resulting in lower expenses associated with that revenue. Further, we had higher service and support expenses in 2004 due to the introduction of our Gateway Edition. Compared to the prior year period, product margins remained unchanged in the three months ending March 31, 2005.

Profit margins also improved due to a higher proportion of product revenue which has a better margin than service and support. For the three months ended March 31, 2005 and 2004, product revenues represented 76% of total revenues compared to 75% in the first quarter of 2004..

Operating Expenses

	Three months ended March 31,
(dollars in thousands)	2005	Change	2004

Sales and marketing	$4,763	24%	$3,827
Research and development	$933	5%	$885
General and administrative	$1,537	52%	$1,011

Total operating expenses	$7,233	26%	$5,723

Sales and Marketing Expenses: For the three months ended March 31, 2005, our sales and marketing expenses increased due to additional staff, use of consultants, temporary staff, and marketing expenses. At March 31, 2005, we had 35 quota-bearing field sales personnel selling to public schools compared to 27 at March 31, 2004. We expect to increase our investment in sales and marketing as we focus on increasing sales in the K-12 market and adding additional sales people.*

Research and Development Expenses: Research and development expenses increased in the three months ended March 31, 2005 compared to the same period in 2004, primarily due to increased compensation expenses for staff and outside consultants. Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs.

General and Administrative Expenses: General and administrative expenses increased for the three months ended March 31, 2005 primarily due to an increase of $156,000 in accounting expenses, pay increases and additional staff.

Other Income from Related Party

     In September 2003, we signed an agreement with Posit Science Corporation (“PSC”), formerly Neuroscience Solutions Corporation (“NSC”), transferring technology to PSC for use in the health field. For the first quarter of 2005, we have recorded $12,500 in royalties and services provided. For the three months ended March 31, 2004, $35,000 was recorded as other income. Amounts received to date and any future receipts are being reported as other income as we do not consider the sale of these rights to be part of recurring operations.

Interest Income (Expense), net

	Three months ended March 31,
(dollars in thousands)	2005	Change	2004

Interest income/(expense), net	$85	-208%	($79)

Interest income (expense), net increased for the three months ended March 31, 2005 compared to the same period in 2004 primarily because of the absence of amortization of deferred financing charges related to warrants issued in connection with earlier borrowing, higher cash balances and lower borrowing in 2005 compared to 2004. The amortization of deferred financing charges was $0 for the three months ended March 31, 2005 compared to $99,000 for the same period in 2004. The amortization of deferred financing charges was completed in the quarter ending September 30, 2004.

Provision for Income Taxes

In the three months ended March 31, 2005, we recorded a tax provision in the amount of $26,000, 2% of pretax income, relating to federal alternative minimum tax compared to no provision for the same period in 2004. This differed from the federal statutory rate due to the utilization of net operating losses in previous periods.

Liquidity and Capital Resources

Our cash and cash equivalents were $6.8 million at March 31, 2005, compared to $10.3 million at December 31, 2004. We expect that, during 2005, our cash flow from operations and our current cash balances will be the primary source of liquidity and will be sufficient to provide the necessary funds for our operations and capital expenditures.* Accomplishing this, however, will require us to meet specific sales targets in the K-12 market. We cannot assure you that we will meet our targets with respect to sales, revenues, expenses or operating results.

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

Net cash used by operating activities for the three months ended March 31, 2005, was $3.5 million versus $3.0 million during the same period in 2004. Historically, our first quarter is our lowest sales quarter, reflecting school purchasing cycles and a trend in our industry. Therefore, we frequently have negative cash flow from operations in the first quarter. Payments for previously expensed restructuring charges were $0 for the three months ended March 31, 2005 and $445,000 for the same period in 2004. All restructuring charges were paid as of December 31, 2004.

Net cash used in investing activities for the three months ended March 31, 2005 was $0.1 million compared to $0.2 million for the same period in 2004, primarily for purchases of computer hardware and software.

For the three months ended March 31, 2005 we had no borrowing. During the three months ended March 31, 2004 we borrowed $2.6 million. As of March 31, 2005 we had approximately $6.8 million of cash and no borrowings outstanding under the line of credit.

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

The following table summarizes our outstanding contractual obligations at March 31, 2005 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

		Less than
(dollars in thousands)	Total	1 year	2 - 3 years	4 - 5 years	Thereafter 1.

Non-cancelable operating leases	$8,932	$940	$1,880	$1,947	$4,165
Minimum royalty payments	1,500	150	300	300	750

Total	$10,432	$1,090	$2,180	$2,247	$4,915

1. Non-cancelable operating lease expires on December 31, 2013. Minimum royalty payments expire in 2014.

Our purchase order commitments at March 31, 2005 are not material.

Loans to Current and Former Officers

In March 2001 we made full recourse loans to certain of our officers, in amounts totaling $3.1 million. The total receivable including accrued interest at March 31, 2005 was $3.7 million. Principal and interest on these loans is reflected in Notes and interest receivable from current and former officers on the Balance Sheet. In 2002 some of these officers left our Company. The Notes are full recourse loans secured by shares of our Common Stock owned by the current and former officers. The loans bear interest at 4.94%. Principal and interest are due December 31, 2005.

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

Revenue Recognition

     We derive revenue from the sale of licenses to our software and from service and support fees. Software license revenue is recognized in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 (SOP 97-2). SOP 97-2 provides specific industry guidance and four basic criteria, which must be met to recognize revenue. These are: 1) persuasive evidence of an arrangement; 2) delivery of the product; 3) a fixed or determinable fee; and 4) the probability that the fee will be collected. The application of SOP 97-2 requires us to exercise significant judgments related to our specific transactions and transaction types.

Sales to our school customers typically include multiple elements (e.g. Fast ForWord software licenses, Progress Tracker, our Internet-based participant tracking service, support, training, implementation management, and other services). The Company allocates revenue to each element of a transaction based upon its fair value as determined in reliance on “vendor specific objective evidence” (“VSOE”). VSOE of fair value for each element of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is also measured by the renewal price. We are required to exercise judgment in determining whether VSOE exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent.

The value of software licenses, services and support invoiced during a particular period is recorded as deferred revenue until recognized. All revenue from transactions that include new products that have not yet been delivered is deferred until the delivery of all products.

Deferred revenue is recognized as revenue as discussed below.

Product revenue

Product revenue is primarily derived from the licensing of software and is recognized as follows:

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses due to the inability of customers to make payments. These estimates are based on historical experience. For the past three years our bad debt experience has been minimal. To the extent experience requires it, we may in the future adjust this reserve. Cancellations and refunds are allowed in limited circumstances, and such amounts have not been significant.

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

Prior to the establishment of technological feasibility we expense all software development cost associated with a product. Technological feasibility is deemed established upon completion of a working version. Assessment of technological feasibility is an area of significant management judgment. We estimate the useful life of our developed products to be three years.

On an ongoing basis, we evaluate the net realizable value of the capitalized software development cost by estimating the future revenue to be generated from the product and compare this estimate to the unamortized cost of the product. To the extent that sales either exceed or are below our estimates, we may be required to adjust the amortization of capitalized software development costs. At March 31, 2005 future revenues from sale of products for which development costs remain on the balance sheet are anticipated to exceed the unamortized development costs.* No software development costs were capitalized in the three months ended March 31, 2005 or 2004.

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

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS OR STOCK PRICE

Our results are impacted by a variety of factors, many of which are beyond our control. The following factors, as well as other information discussed in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2004 (under the headings “Business – Factors that May Affect our Results or Stock Price” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and other documents filed with the Securities and Exchange Commission should be carefully considered in evaluating our results and our business. If any of the following risks actually occurs, our business, financial condition and results of operations could be materially and adversely affected and the trading price of our common stock could decline.

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

We encourage our customers to purchase significant levels of field service because we believe that these services enable more effective product use and lead to stronger student achievement gains. If we are unable to continue to convince customers to purchase these levels of service, we may experience pressures on our service margins or our customers may be dissatisfied with their implementations. This may lead to decreased profitability or slower growth.

It is difficult for us to predict our financial results accurately and our quarterly results have fluctuated significantly because, among other factors, our business has a long sales cycle, the timing of a single large sale can significantly impact a quarter’s results and our sales and implementations tend to be seasonal. Inaccuracy in estimating future results may cause the price of our stock to decline.

Since our formation, our quarterly operating results have fluctuated significantly, and we expect these fluctuations to continue. In December 2004, we changed our pricing structure. Prior to this change, we recognized revenue from sales of perpetual license packages that included our Internet reporting tools over the longest service period included in the contract. As a result of the December 2004 change, we now generally recognize revenue from perpetual software licenses at the later of product delivery or the contract start date. We expect that this change will cause us to recognize into revenue a greater proportion of sales in the quarter in which the sale is made, and that our revenue will therefore become less predictable and more volatile. See Management’s Discussion and Analysis, Revenue Recognition for more detail about our revenue recognition practices.

In 2005, we will also continue to recognize into revenue significant amounts of deferred revenue from perpetual license sales made in prior years under the earlier pricing structure. We expect that the non-recurring impact of this transition to a different pricing structure will result in 2005 revenue growing at a faster rate than 2005 booked sales and at a faster rate than we currently project for revenue growth in 2006.

Like other companies in the instructional market, our sales to K-12 schools are affected by school purchasing cycles and procedures. Consistent with the industry pattern, our sales are typically particularly slow in the first calendar quarter. In addition, the cost of some of our K-12 license packages requires multiple levels of approval in a political environment, which results in a time-consuming sales cycle that can be difficult to predict. When a district decides to finance its license purchase, the time required to obtain these approvals can be extended even further. In addition, sales to schools are subject to budgeting constraints, which may require schools to find available discretionary funds, obtain grants or wait until subsequent budget cycles. As a result, our sales cycle generally takes several months, and in some cases, can take a year or longer.

Some of our sales are significantly larger than others, and our sales strategy emphasizes district-level, multi-site transactions. The timing of a single large order or its implementation can significantly impact the level of sales and revenue in a given quarter. To the extent that we are successful in implementing our large transaction strategy, our results may become more unpredictable and may fluctuate to a greater extent.

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

In December 2004, as a result of a reconsideration of our revenue recognition practices, our management and Audit Committee concluded that we should correct our revenue recognition practices for most of the Company’s K-12 school contracts. As a result, we restated our financial statements for the period from 2000 through June 30, 2004, as described in more detail in our Report on Form 10-K/A for the year ended December 31, 2003, our Reports on Form 10-Q/A for the quarters ended March 31, 2004 and June 30, 2004 and our Report on Form 10-Q for the quarter ended September 30, 2004, all filed February 15, 2005.

In May 2005 our management determined that a portion of 2004 deferred revenue had been misclassified as long-term deferred revenue when it should have been classified as current deferred revenue. As a result, we restated our balance sheet as of December 31, 2004 in our Report on Form 10-K/A for the year ended December 31, 2004, filed at the same date as this Report.

As a result of these events, we have become subject to the following risks:

•	We have incurred substantial unanticipated costs for accounting and legal fees.

•	It is not uncommon for lawsuits claiming to be class actions to be brought against companies that restate their historical financial statements and their directors and officers. If such actions were to be brought, it is likely that we would incur substantial defense costs regardless of their outcome. Likewise, such actions might cause a diversion of our management’s time and attention. If such actions were brought and we did not prevail, we could be required to pay substantial damages or settlement costs.

•	It is also not uncommon for the Securities and Exchange Commission to investigate companies that restate their historical financial statements. If any such investigation were commenced, it would likely divert more of our management’s time and attention and cause us to incur substantial costs. Such investigations could also lead to fines or injunctions or orders with respect to future activities.

•	The restatement of our historical financial statements and the resulting delay in the preparation of our financial statements resulted in events of default under our credit agreement. Our lender waived those defaults.

•	The restatement reflected a material weakness in our internal controls and disclosure controls and procedures. We are committed to implementing changes in our internal controls over financial reporting with respect to revenue and deferred revenue. We have hired additional accounting staff and we are in the process of evaluating what changes should be made in our controls.

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

We are developing additional products in our Fast ForWord to Reading series as part of our strategy to reach mainstream reading intervention customers. We expect to ship Fast ForWord to Reading Prep, Fast ForWord to Reading 5 and Fast ForWord Language Basics in 2005. Unexpected challenges could make these development projects longer or more expensive. In addition, we cannot be certain of market acceptance of our new products.

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

We started operations in February 1996 and through 2002 incurred significant operating losses. We first became profitable in 2003 and first generated positive cash flow from operating activities in 2002. At December 31, 2004, we had an accumulated deficit of approximately $81 million from inception. Increasing our cash flow will require us to achieve higher sales goals in a soft K-12 market. Our ability to achieve these goals depends on many factors, some of which are outside of our control. To meet our sales targets, we will need to make substantial expenditures. We cannot assure you that we will meet our targets with respect to sales, revenues or operating results.

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

Historically, we have understood the importance of internal control over financial reporting, and on an on-going basis, we evaluate our controls, assess whether we should improve them and when appropriate, implement improvements. In connection with our restatements at the beginning of 2005, we concluded that we had a material weakness in our internal controls relating to revenue and deferred revenue. We are committed to implementing changes in our internal controls over financial reporting with respect to revenue and deferred revenue. We have hired additional accounting staff and we are in the process of evaluating what changes should be made in our controls. In order to achieve compliance with Section 404 specifically, we are now also engaged in a costly and challenging process to document and evaluate our internal control over financial reporting. This is requiring us to dedicate internal resources and engage outside consultants to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented, and (iv) implement a continuous reporting and improvement process for internal control. Despite our efforts, we can not assure you that we and our independent auditors will conclude that, as of the deadline, our internal control over financial reporting will be effective under Section 404. If we are not able to so conclude, the financial markets could lose confidence in the reliability of our financial statements, which might materially and adversely affect our stock price.

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

Our common stock presently trades on the Nasdaq National Market, and our trading volume is low. For example, during the first quarter of 2005, our average daily trading volume was approximately 8,900 shares. The market price of our common stock has been highly volatile since our July 1999 initial public offering and could continue to be subject to wide fluctuations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the rate of interest we would pay on our revolving credit facility with Comerica Bank. Interest rates on loans extended under that facility are at the bank’s prime rate plus 0.5%. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at March 31, 2005 would not have a material affect on our results of operations.

Item 4. Controls and Procedures

In December 2004, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that the Company should change its revenue recognition method for most of the Company’s K-12 school contracts. This issue surfaced in the course of the review of our financial statements for the third quarter of 2004. As a result, the Company restated its historical financial statements for the period from 2000 through June 30, 2004.

In May 2005, in the course of preparing the first quarter 2005 financial statements, the Company’s management determined that the balance sheets at June 30, September 30, and December 31, 2004, incorrectly classified a portion of deferred revenue as long term deferred revenue when it should have been classified as current deferred revenue. As a result, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that the Company should, and the Company has, restated its balance sheet at December 31, 2004.

As a result of these circumstances, management has concluded that there is a material weakness in the Company’s internal controls, as defined by the Public Company Accounting Oversight Board.

As required under Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Because of the revenue and deferred revenue issues discussed above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2005. We are committed to implementing changes in our internal controls over financial reporting with respect to revenue and deferred revenue. We have hired additional accounting staff and we are in the process of evaluating what changes should be made in our controls. Except for these changes, during the quarter ended March 31, 2005, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Document
3.1 (1)	Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws.

31.1	Certification of Chief Executive Officer (Section 302)

31.2	Certification of Chief Financial Officer (Section 302)

32.1	Certification of Chief Executive Officer (Section 906)

32.2	Certification of Chief Financial Officer (Section 906)

(1)	Incorporated by reference to Exhibit 3.3 previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-77133).

(2)	Incorporated by reference to Exhibit 3.4 previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).

(b)	Reports on Form 8-K

i.	On February 22, 2005, the Company filed a Report on Form 8-K furnishing its press release announcing its financial results for the quarter ended September 30, 2004 and the transcript of its conference call discussing those earnings.

ii.	On March 25, 2005, the Company filed a Report on Form 8-K disclosing information about changes in management compensation.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 25, 2005

Scientific Learning Corporation (Registrant)

/s/ Jane A. Freeman

Jane A. Freeman Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)