Form 10-Q
period 2005-06-30
SCIENTIFIC LEARNING CORP
filed 2005-08-15
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding at July 31, 2005 was 16,722,814

SCIENTIFIC LEARNING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC LEARNING CORPORATION
CONDENSED BALANCE SHEET
(In thousands)
Unaudited

	June 30, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$7,267	$10,281
Accounts receivable, net	7,820	5,661
Notes and interest receivable from current and former officers	2,841	3,688
Prepaid expenses and other current assets	1,157	1,306

Total current assets	19,085	20,936

Property and equipment, net	631	755
Other assets	1,111	1,267

Total assets	$20,827	$22,958

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$417	$603
Accrued liabilities	3,900	4,338
Deferred revenue	12,834	19,981

Total current liabilities	17,151	24,922
Deferred revenue, long-term	6,213	5,803
Other liabilities	365	344

Total liabilities	23,729	31,069

Stockholders’ deficit:
Common stock	75,912	75,586
Accumulated deficit	(78,814)	(83,697)

Total stockholders’ deficit:	(2,902)	(8,111)

Total liabilities and stockholders’ deficit	$20,827	$22,958

See accompanying notes to condensed financial statements

SCIENTIFIC LEARNING CORPORATION
CONDENSED STATEMENT OF OPERATIONS
(In thousands)
Unaudited

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

Revenues:
Products	$10,856	$5,617	$18,689	$10,878
Service and support	2,423	1,880	4,835	3,656

Total revenues	13,279	7,497	23,524	14,534

Cost of revenues:
Cost of products	622	492	1,055	831
Cost of service and support	1,499	1,202	2,859	2,422

Total cost of revenues	2,121	1,694	3,914	3,253

Gross profit	11,158	5,803	19,610	11,281

Operating expenses:
Sales and marketing	5,063	3,754	9,826	7,581
Research and development	941	820	1,874	1,705
General and administrative	1,637	1,212	3,175	2,223

Total operating expenses	7,641	5,786	14,875	11,509

Operating income (loss)	3,517	17	4,735	(228)

Other income from related party	13	28	25	63
Interest income (expense), net	136	(97)	222	(176)

Net income (loss) before income tax	3,666	(52)	4,982	(341)
Income tax provision	73	—	99	—

Net income (loss)	$3,593	$(52)	$4,883	$(341)

Basic net income (loss) per share:	$0.22	$(0.00)	$0.29	$(0.02)

Shares used in computing basic net income (loss)	16,693,001	16,213,427	16,678,357	16,183,542

Diluted net income (loss) per share:	$0.20		$0.28

Shares used in computing diluted net income (loss)	17,728,408		17,697,638

See accompanying notes.

SCIENTIFIC LEARNING CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
Unaudited

	Six months ended June 30,

	2005	2004

Operating Activities:
Net income (loss)	$4,883	$(341)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	365	381
Increase in interest receivable from current and former officers	(131)	(77)
Amortization of deferred financing costs	—	199
Stock based compensation	113	103
Changes in operating assets and liabilities:
Accounts receivable	(2,159)	(10,643)
Prepaid expenses and other current assets	149	(10)
Other assets	25	—
Accounts payable	(186)	180
Accrued liabilities	(438)	(469)
Deferred revenue	(6,737)	8,038
Other liabilities	21	21

Net cash used in operating activities	(4,095)	(2,618)

Investing Activities:
Purchases of property and equipment, net	(110)	(355)
Repayment on officer loan	978	—

Net cash provided by (used in) investing activities	868	(355)

Financing Activities:
Proceeds from issuance of common stock, net	213	763
Borrowings under bank line of credit	—	3,000

Net cash provided by financing activities	213	3,763

Increase/(Decrease) in cash and cash equivalents	(3,014)	790

Cash and cash equivalents at beginning of period	10,281	3,648

Cash and cash equivalents at end of period	$7,267	$4,438

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

Interim Financial Information

The interim financial information as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 is unaudited, but includes all normal recurring adjustments that the Company considers necessary for a fair presentation of its financial position at such date and its results of operations and cash flows for those periods.

These condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, filed with the Securities and Exchange Commission, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Forms 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

Sales to our school customers typically include multiple elements (e.g. Fast ForWord software licenses, Progress Tracker, our Internet-based participant tracking service, support, training, implementation management, and other services). The Company allocates revenue to each element of a transaction based upon its fair value as determined in reliance on “vendor specific objective evidence” (“VSOE”) if VSOE exists for each element. VSOE of fair value for each element of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is also measured by the renewal price. We are required to exercise judgment in determining whether VSOE exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent.

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

Other Assets

Other assets consist of the following (in thousands):

	June 30, 2005	December 31, 2004

Software development costs	$3,089	$3,089
Less accumulated amortization	(2,828)	(2,697)

Software development costs, net	261	392
Other non current assets	850	875

	$1,111	$1,267

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

Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes valuation model, the Company’s pro forma net income (loss) and basic and diluted net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net income (loss), as reported	$3,593	$(52)	$4,883	$(341)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	432	428	780	826

Net income (loss), proforma	$3,161	$(480)	$4,103	$(1,167)

Net income per share:
Basic, as reported	$0.22	$—	$0.29	$(0.02)

Diluted, as reported	$0.20	$—	$0.28	$(0.02)

Basic, pro forma	$0.19	$(0.03)	$0.25	$0.07

Diluted, pro forma	$0.18		$0.23

The fair value of the employee stock options was estimated using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Risk-free rate	4.10%	3.10%	3.40%	3.10%
Volatility	108%	129%	106%	129%
Expected life	4 years	4 years	4 years	4 years
Dividend yield	0%	0%	0%	0%
Weighted average fair value	$4.43	$4.87	$4.33	$4.73

The fair value of employee stock purchase plan stock issued was estimated using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Risk-free rate	2.20%	1.20%	1.90%	1.20%
Volatility	48%	108%	51%	123%
Expected life	0.5-1.0 years	0.5-1.0 years	0.5-1.0 years	0.5-1.0 years
Dividend yield	0%	0%	0%	0%
Weighted average fair value	$1.98	$2.51	$2.06	$2.58

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

During the second quarter of 2005, the Company modified its approach and updated certain assumption with respect to determining the estimated fair value of option grants and shares granted under its employee stock purchase plan. The previous amount for the second quarter and first half of 2004 and the first quarter of 2005 have been revised to reflect these corrections. The pro forma stock-based compensation expense reported under the fair value method was previously reported as $0.5 million and $0.8 million for the three months and six months ended June 30, 2004, respectively, and $0.3 million for the three months ended March 31, 2005.

The pro forma impact of options on net income (loss) for the three and six months ended June 30, 2005 and 2004 is not representative of the effects on net income for future periods, as future years will include the effects of additional periods of stock option grants.

SFAS 123(R), “Share-Based Payment”

On December 16, 2004 the FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative. SFAS 123(R) is effective for public companies for annual periods beginning after June 15, 2005, with earlier adoption permitted. We are required to adopt this new standard no later than our fiscal year beginning January 1, 2006. We have not determined a date for adoption of SFAS 123(R).

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

3. Warranties; Indemnification

The Company generally provides a warranty that its software products substantially operate as described in the manuals and guides that accompany the software for a period of 90 days. The warranty does not apply in the event of misuse, accident, and certain other circumstances. To date, the Company has not incurred any material costs associated with these warranties and has no accrual for such items at June 30, 2005.

From time to time, the Company enters into contracts that require the Company, upon the occurrence of certain contingencies, to indemnify parties against third party claims. These contingent obligations primarily relate to (i) claims against the Company’s customers for violation of third party intellectual property rights caused by the Company’s products; (ii) claims resulting from personal injury or property damage resulting from the Company’s activities or products; (iii) claims by the Company’s office lessor arising out of the Company’s use of the premises; and (iv) agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their activities on behalf of the Company. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on the Company’s balance sheet as of June 30, 2005 or 2004.

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

For the three and six months ended June 30, 2005 the Company recognized $12,500 and $25,000 respectively, in other income for service provided to PSC and royalties for product licenses. For comparable periods in 2004, the Company recognized $28,000 and $63,000.

5. Provision for Income Taxes

In the three and six months ending June 30, 2005, we recorded $73,000 and $99,000 of income tax provisions. For the three and six months ended June 30, 2004 we recorded no income tax provision as we made a loss in both periods. We are accruing tax expenses at the statutory AMT rate of 2%, as we use our accumulated net operating losses from prior periods.

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

Overview

We develop and distribute the Fast ForWord® family of reading intervention software. Our innovative products apply advances in neuroscience and cognitive research to build the fundamental cognitive skills required to read and learn. Extensive outcomes research by independent researchers, our founding scientists, and our company demonstrates that the Fast ForWord products help students attain rapid, lasting gains in the skills critical for reading. To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support. Our primary market is K-12 schools in the United States, to which we sell using a direct sales force. For the three and six months ended June 30, 2005, K-12 schools accounted for 91% and 90% of booked sales, respectively. By the end of June 2005, approximately 3,600 schools had purchased at least $10,000 of our Fast ForWord product licenses and services, and approximately 535,000 individuals had enrolled in one of our products. As of June 30, 2005 we had 178 full-time employees, compared to 139 at June 30, 2004.

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

The general availability of funding for public schools fluctuates from time to time. In recent years state and local education funding has been negatively affected by reduced levels of tax revenues due to the economic slowdown, and the education technology industry has generally experienced soft sales, typically attributed to tight funding. However, substantial federal funding resources remain, and many of those resources are focused on reading improvement. Eduventures estimates that total spending in the broad K-12 learning market increased by 4.8% during 2004. In fiscal 2005, state and federal revenue is generally improving, according to a recent survey by the National Conference of State Legislatures, although states also face increasing budget pressures.*

Company Highlights

For the three months ended June 30, 2005 our total booked sales decreased by 34% over the same period in 2004, and for the six months ended June 30, 2005 total booked sales decreased 26% over the same period in 2004. (Booked sales is a non-GAAP financial measure. For more explanation on booked sales, see Revenue, below). These results were below our expectations for the six month period. However, we expect to see strong growth in booked sales during the second half of the year.* We expect booked sales to grow in the 0% to 10% range in 2005. *

We attribute this decline in booked sales in the second quarter to several factors. First, second quarter 2004 sales were unusually strong due to a sale to the School District of Philadelphia of $6.0 million. We did not have any booked sales of this magnitude in the second quarter of 2005. This strong performance in 2004 represented a 64% increase over the comparable 2003 period. Second, we closed 25 transactions in excess of $100,000 compared to 29 transactions in the second quarter of 2004. One of our major goals is to increase the number of large sales, which we believe to be an important indicator of mainstream education industry acceptance. Achieving growth in the number of large transactions is important to achieving booked sales growth. We do not believe this decline in number of large transactions represents a trend in our business* Finally, large transactions frequently require school board approvals. As a result, the timing of these transactions is often difficult to predict.

For the three months ended June 30, 2005, our revenue increased 77% compared to the same period in 2004; for the six months ended June 30, 2005, revenue increased 62% compared to the same period in 2004. This reflected a substantial increase in both product and service and support revenues in both periods. A significant factor in the increase in revenue was a change in our pricing structure in December 2004. As a result of this pricing change, we now recognize revenue for most sales of perpetual licenses at delivery, rather than ratably over the period of related service revenue. Because of this change in the timing of revenue recognition from perpetual license sales, we expect that in 2005, total revenue will be higher and grow at a more rapid rate than booked sales.* Revenue also increased due to sales increases in 2004 and the first quarter of 2005. We expect revenue growth in the 40% to 50% range in 2005.*

For the three and six months ended June 30, 2005, gross margins increased due to significantly higher product revenue (which has significantly higher gross margins than service and support revenue) representing a greater proportion of our total revenue and improved realization of scale benefits in services and support. Operating expenses were higher in the three and six months ended June 30, 2005 compared to the same period in 2004 mainly due to staff additions, consultants and audit expenses.

We recorded a profit for the three and six months ended June 30, 2005 compared to a loss for the comparable periods in 2004 due to significantly higher gross profit, only partially offset by higher spending. In 2005, our goals include increasing both our net income and our profit margin.* To achieve these goals, we must increase our booked sales, achieve the necessary product mix, and improve sales force productivity.

While our goals for 2005 include increasing booked sales, revenue, profit and cash flow, we cannot assure you that we will achieve these goals. See Unpredictability and Business - Factors That May Affect Results of Operations and Stock Price below.

At June 30, 2005 and December 31, 2004, we had no outstanding debt.

Results of Operations

Revenues

	Three months ended June 30,			Six months ended June 30,

	2005	Change	2004	2005	Change	2004

Products	$10,856	93%	$5,617	$18,689	72%	$10,878
Service and support	2,423	29%	1,880	4,835	32%	3,656

Total revenues	13,279	77%	7,497	23,524	62%	14,534

Revenues

Product revenues, which comprise the bulk of our revenue, increased significantly during the three and six months ended June 30, 2005 compared to the same periods in 2004. The increase in product revenue primarily reflected two factors. First, the change in our pricing structure resulted in a far higher proportion of booked sales from the current quarter to be recognized into revenue than during the comparable periods in 2004. For the three and six months ended June 30, 2005 $7.5 million and $8.7 million were recognized as revenue in the quarter of sale. This represents 62% and 52% of total booked sales, respectively, for the three and six months ended June 30, 2005. For the comparable periods in 2004, a minimal amount of booked sales were recognized into revenue in the quarter of sale. Going forward, we expect a majority of our booked sales to be recognized as revenue in the quarter of sale *. Additionally, revenue from new products released in June 2005 from sales in prior quarters contributed $0.5 million to revenue in the three months ending June 30, 2005. Revenue from products to be released in future periods but that were included in transactions in the three months ending June 30, 2005 resulted in $0.2 million being deferred to future periods.

Our service and support revenue increased substantially during the three and six months ended June 30, 2005, compared to the same periods in 2004. Because we believe that services are important to effective product use, we have had a major initiative to increase the amount of services we sell to customers. Support revenue is growing due to an increased number of customers on support contracts.

Over the balance of 2005, we expect that product revenue will continue to grow more rapidly than service and support revenue.*

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

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the three and six months ended June 30, 2005 and 2004.

	Three months ended June 30			Six months ended June 30

(dollars in thousands)	2005	Change	2004	2005	Change	2004

Booked sales	$12,060	-34%	$18,181	$16,787	-26%	$22,572
Less revenue	$13,279	77%	$7,497	$23,524	62%	$14,534

Net increase in deferred revenue	($1,219)		$10,684	($6,737)		$8,038
Current and long-term deferred revenue beginning of the period	$20,266		$16,854	$25,784		$19,500

Current and long-term deferred revenue end of the period	$19,047	-31%	$27,538	$19,047	-31%	$27,538

Short-term deferred revenue end of period	$12,834	-36%	$19,946	$12,834	-36%	$19,946
Long-term deferred revenue end of period	$6,213	-18%	$7,592	$6,213	-18%	$7,592

Total deferred revenue end of period	$19,047	-31%	$27,538	$19,047	-31%	$27,538

Booked sales in the K-12 sector, which accounted for 91% of booked sales in the second quarter of 2005, declined 34% to $11.0 million, compared to $16.7 million in the same period in 2004. This performance was below our expectations and below our long-term growth targets of 20%-30%. In the second quarter of 2004 we booked a $6.0 million transaction with the School District of Philadelphia. No transaction of comparable magnitude was booked in the three months ending June 30, 2005. Because the Philadelphia contract included five years of support and service elements for which we did not have VSOE, revenue from that contract will be recognized over five years.* Booked sales to the K-12 sector for the six months ending June 30, 2005 were 90% of total booked sales compared to 92% in the same period in 2004. Booked sales to the K-12 sector were $15.3 million for the six months ending June 30, 2005, a 26% decline compared to booked sales of $20.8 million during the same period in 2004.

Booked sales to non-school customers, primarily private practice clinicians, declined by $253,000, or 19%, for the three months ending June 30, 2005. For the six months ended June 30, 2005, booked sales in this sector were down $30,000, or 2%. We do not anticipate significant growth or decline in booked sales to non-school customers in 2005.*

We believe large sales are an important indicator of mainstream education industry acceptance and an important factor in continuing to increase the productivity of our sales force.* During the second quarter of 2005, we closed 25 sales that had a contract value in excess of $100,000 compared to 29 during the same period in 2004. For the six months ended June 30, 2005 we closed 35 sales in excess of $100,000 compared to 33 during the same period in 2004.

For the six months ended June 30, 2005 63% of our K-12 booked sales were realized from sales over $100,000. For the comparable period in 2004, once again largely due to the June 2004 transaction with the School District of Philadelphia, 73% of K-12 booked sales were from transactions in excess of $100,000. Large sales include volume discounts but the percentage applicable to any given transaction will vary and the relative percentage of large sales and smaller sales in a given quarter may fluctuate. Because we discount product license fees but do not discount service and support fees, product booked sales and revenue are disproportionately affected by discounting. We cannot predict the size and number of large transactions in the future.*

Although federal, state and local budget pressures make for an uncertain funding environment for our customers, we believe that we are positioned to achieve continued growth in the K-12 market.* However, achieving our sales growth objectives will depend on increasing mainstream customer acceptance of our products, which requires us to continue to focus on improving our products’ ease of use, their fit with school requirements, and our connection with classroom teachers and administrators.* An important part of our growth strategy is to increase our sales force productivity.* This may be challenging in a K-12 market that is still negatively impacted by tight state and local funding, though there are indications that state and federal tax receipts are improving, which should ultimately have a positive trickle down effect on school funding. For a discussion of some of the other important factors that affect our results, see “Factors that May Affect Results of Operations or Stock Price.” In addition, the revenue recognized from our sales can be unpredictable. Our various license and service packages have substantially differing revenue recognition periods, and it is often difficult to predict which license package a customer will purchase, even when the amount and timing of a sale can be reasonably projected. See “Management’s Discussion and Analysis – Application of Critical Accounting Policies” for a discussion of our revenue recognition policy. In addition, the timing of a single large order or its implementation can significantly impact the level of booked sales and revenue at any given time.

Gross Profit and Cost of Revenues

	Three months ended June 30,				Six months ended June 30,

	2005		2004		2005		2004

(dollars in thousands)	$ Profit	Margin %	$ Profit	Margin %	$ Profit	Margin %	$ Profit	Margin %

Gross profit on products	$10,234	94%	$5,125	91%	$17,634	94%	$10,047	92%
Gross profit on services and support	$924	38%	$678	36%	$1,976	41%	$1,234	34%

Total gross profit	$11,158	84%	$5,803	77%	$19,610	83%	$11,281	78%

The overall gross profit margin increased for the three and six months ended June 30, 2005 compared to the same periods in 2004, due to improving margins in each revenue sub-category and in the second quarter increases in mix to more product revenue.  In the three month periods ended June 30, 2005, our revenue mix was 82% product and 18% service and support compared to 75% product and 25% service and support in the same periods in 2004. Our revenue mix was 79% product and 21% service and support for the six months ended June 30, 2005, compared to 75% product and 25% service and support for the six months ended June 30, 2004.  Margin improvement in services and support was the result of improved operating leverage, as revenue growth provided better fixed cost coverage.  Product margin improvement of 3% for the three months ended June 30, 2005, compared to the same period in 2004, was due to 1.6% improvement in materials and fulfillment, 0.9% improvement in amortized R&D and 0.6% improvement in royalties.  For the six months ended June 30, 2005, compared to the same period in 2004, product margin improvement of 2% was due to 0.9% improvement in amortized R&D, 0.8% improvement was from materials and fulfillment and 0.3% improvement in royalties.  Product cost of goods is recognized at the time of product delivery, so an increase in the percentage of product booked sales recognized at delivery also had a positive impact on product margins.

Operating Expenses

	Three months ended June 30,			Six months ended June 30,

(dollars in thousands)	2005	Change	2004	2005	Change	2004

Sales and marketing	$5,063	35%	$3,754	$9,826	30%	$7,581
Research and development	$941	15%	$820	$1,874	10%	$1,705
General and administrative	$1,637	35%	$1,212	$3,175	43%	$2,223

Total operating expenses	$7,641	32%	$5,786	$14,875	29%	$11,509

Sales and Marketing Expenses: For the three and six months ended June 30, 2005, our sales and marketing expenses increased due to increased sales staff, sales commissions, consulting, and marketing expenses. At June 30, 2005, we had 39 quota-bearing field sales personnel selling to public schools compared to 26 at June 30, 2004.

Research and Development Expenses: Research and development expenses increased in the three and six months ended June 30, 2005 compared to the same period in 2004. Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs. The increase in spending was driven by additional staff and consultants.

General and Administrative Expenses: General and administrative expenses increased for the three and six months ended June 30, 2005. The most significant factors were higher auditing and legal expenses and additional accounting staff and compensation.

Other Income from Related Party

In September 2003, we signed an agreement with Neuroscience Solutions Corporation (“NSC”), transferring technology to NSC for use in the health field. During the second quarter of 2005 we recorded $13,000 in royalties received and services provided to NSC. For the first two quarters of 2005, we have recorded $25,000 in royalties and services provided. For the comparable periods in 2004, we recorded $28,000 and $63,000 in royalties and services provided. Amounts received to date and any future receipts are being reported as other income as we do not consider these royalties to be part of our recurring operations.

Interest Expense, net

	Three months ended June 30,		Six months ended June 30,

(dollars in thousands)	2005	2004	2005	2004

Interest income/(expense), net	$136	($97)	$222	($176)

In the three and six months periods ended June 30, 2004 interest expense mainly comprised the amortization of deferred financing charges of $99,000 and $199,000 respectively. We also incurred interest expense on our borrowings. These expenses were partially offset by interest income on our notes receivable from current and former officers.

In the three and six month periods ended June 30, 2005 there was no further amortization of deferred financing charges and no borrowings. We generated interest income from our cash balances and from the officer loans.

Provision for Income Taxes

In the three and six months ending June 30, 2005, we recorded $73,000 and $99,000 of income tax provisions. For the three and six months ended June 30, 2004 we recorded no income tax provision as we made a loss in both periods. We are accruing tax expenses at the statutory AMT rate of 2%, as we use our accumulated net operating losses from prior periods.

Liquidity and Capital Resources

Our cash and cash equivalents were $7.3 million at June 30, 2005, compared to $10.3 million at December 31, 2004. We expect that our cash flow from operations and our current cash balances will be the primary source of liquidity and will be sufficient to provide the necessary funds for our operations and capital expenditures during 2005.* Accomplishing this, however, will require us to meet specific booked sales targets in the K-12 market. We cannot assure you that we will meet our targets with respect to booked sales, revenues, expenses or operating results.

If the Company is unable to achieve sufficient cash flow from operations, the Company may seek other sources of debt or equity financing, or may be required to reduce expenses.* Reducing the Company’s expenses could adversely affect operations by reducing the resources available for sales, marketing, research or product development.* We cannot assure you that we will be able to secure additional debt or equity financing on acceptable terms, if at all.

Historically, our first quarter is our lowest sales quarter, reflecting school purchasing cycles and a trend in our industry.* Therefore, we may have negative cash flow in some quarters, particularly the first quarter, and may borrow under our line of credit from time to time.*

Net cash used in operating activities for the six months ended June 2005 was $4.1 million versus $2.6 million during the same period in 2004. More cash was used in 2005 as booked sales were lower and operating expenses were higher. There were no payments for previously expensed restructuring charges for the three and six months ended June 30, 2005. For the comparable periods in 2004 the payments for previously expensed restructuring charges were $440,000 and $885,000.

Net cash generated by investing activities for the six months ended June 30, 2005 was $868,000 compared to the use of $355,000 for the same period in 2004. The primary reason for the change was the partial repayment of officer loans of $978,000. Capital spending in the six months ending June 30, 2005 was $110,000 compared to $355,000 in the same period in 2004. Spending in this area primarily consists of purchases of computer hardware and software. We expect that our capital spending will be lower in 2005 than in 2004 on a full year basis and that trend will reverse in 2006 as we intend to make systems investments in 2006. *

For the six months ended June 30, 2005 we had no borrowings under our bank line of credit. This compared to $3.0 million of net borrowing during the six month period ending June 30, 2004.

The need to restate our historical financial statements in February and May of 2005 constituted events of default under our agreement with Comerica with respect to a line of credit totaling $5.0 million. These events of default would have entitled Comerica to decline to advance us additional funds under the line. However, in connection with these restatements, we received waivers from Comerica regarding these events of default. We are currently in material compliance with the credit agreement. The credit agreement was originally set to expire on July 14, 2005. In July 2005, we extended this line of credit to November 14, 2005. The line is subject to limitations based on our accounts receivable balance. Borrowings under the line are subject to various covenants, which may limit our financial and operating flexibility. There is no borrowing currently outstanding under the line, and we do not foresee that we will need to draw down under the line during its term.* Therefore, we do not believe that this default will have a material impact on us.*

After 2005, we expect that cash flow from operations will continue to be our primary source of funds for the next several years.* Again, this will require us to meet certain sales and expense levels. If the Company is unable to achieve sufficient cash flow from operations, the Company may seek other sources of debt or equity financing, or may be required to reduce expenses.* Reducing the Company’s expenses could adversely affect operations by reducing the resources available for sales, marketing, research or product development. We cannot assure you that we will be able to secure additional debt or equity financing on acceptable terms.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements

Contractual Obligations and Commitments

We have a non-cancelable lease agreement for our corporate office facilities. The minimum lease payment is approximately $78,000 per month through 2008. After 2008 the base lease payment increases at a compound annual rate of approximately 5%. The lease terminates in December 2013.

The following table summarizes our obligations at June 30, 2005 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

(dollars in thousands)	Total	Less than 1 year	2 - 3 years	4 - 5 years	Thereafter 1.

Non-cancelable operating leases	$8,697	$940	$1,880	$1,947	$3,930
Minimum royalty payments	1,500	150	300	300	750

Total	$10,197	$1,090	$2,180	$2,247	$4,680

1. Non-cancelable operating lease expires on December 31, 2013. Minimum royalty payments expire in 2014.

Our purchase order commitments at June 30, 2005 are not material.

Loans to Current and Former Officers

In March 2001 we made full recourse loans to certain of our officers, in amounts totaling $3.1 million. In 2002 some of these officers left our Company. The notes are full recourse loans secured by shares of our Common Stock owned by the current and former officers. The loans bear interest at 4.94%. Principal and interest are due December 31, 2005.

During the three months ending June 30, 2005, we received partial repayment from one of the individuals totaling $978,000. In July 2005, we received another partial loan repayment of $966,000.

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

Sales to our school customers typically include multiple elements (e.g. Fast ForWord software licenses, Progress Tracker, our Internet-based participant tracking service, support, training, implementation management, and other services). The Company allocates revenue to each element of a transaction based upon its fair value as determined in reliance on “vendor specific objective evidence” (“VSOE”) if VSOE exists for each element. VSOE of fair value for each element of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is also measured by the renewal price. We are required to exercise judgment in determining whether VSOE exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses due to the inability of customers to make payments. These estimates are based on historical experience. In 2004 and the first half of 2005 our bad debt experience has been less than 1% of revenue. To the extent experience requires it, we may in the future adjust this reserve.* Cancellations and refunds are allowed in limited circumstances, and such amounts have not been significant.

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

On an ongoing basis, we evaluate the net realizable value of the capitalized software development cost by estimating the future revenue to be generated from the product and compare this estimate to the unamortized cost of the product. At June 30, 2005 future revenues from sale of products for which development costs remain on the balance sheet are anticipated to exceed the $261,000 of unamortized development costs.* The amortization of capitalized software should be complete in the quarter ending June 30, 2006, providing no additional capitalization occurs.* No software development costs were capitalized in the three or six months ended June 30, 2005 or 2004.

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

Since our formation, our quarterly operating results have fluctuated significantly, and we expect these fluctuations to continue. In December 2004, we changed our pricing structure. Prior to this change, we recognized revenue from sales of perpetual license packages that included our Internet reporting tools over the longest service period included in the contract. As a result of the December 2004 change, we now generally recognize revenue from perpetual software licenses at the later of product shipment or the contract start date. We expect that this change will cause us to recognize into revenue a greater proportion of sales in the quarter in which the sale is made, and that our revenue will therefore become less predictable and more volatile. See Management’s Discussion and Analysis, Revenue Recognition for more detail about our revenue recognition practices.

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

In December 2004, based on our review of a major contract that we booked in June 2004, our management and the Audit Committee of our Board of Directors concluded that we should change our revenue recognition method for most of our K-12 school contracts. This change in our revenue recognition method reflected a correction in our application of AICPA Statement of Position 97-2, Software Revenue Recognition (as amended by Statement of Position 98-9) to most of our historical K-12 school contracts. As a result, we restated our financial statements for the period from 2000 through June 30, 2004, as described in more detail in our Report on Form 10-K/A for the year ended December 31, 2003, our Reports on Form 10-Q/A for the quarters ended March 31, 2004 and June 30, 2004 and our Report on Form 10-Q for the quarter ended September 30, 2004, all filed February 15, 2005.

In May 2005 our management determined that a portion of 2004 deferred revenue had been misclassified as long-term deferred revenue when it should have been classified as current deferred revenue. As a result, we restated our balance sheet as of December 31, 2004 in our Report on Form 10-K/A for the year ended December 31, 2004, filed on May 26, 2005.

As a result of these events, we have become subject to the following risks:

•	We have incurred substantial unanticipated costs for accounting and legal fees.

•

There is a risk that our investors may bring a class action lawsuit against us and our directors and officers based on the restatement of our historical financial statements. If such actions were to be brought, it is likely that we would incur substantial defense costs regardless of their outcome. Likewise, such actions might cause a diversion of our management’s time and attention. If such actions were brought and we did not prevail, we could be required to pay substantial damages or settlement costs.

•

There is a risk that the Securities and Exchange Commission may undertake an investigation of our company in light of the restatement of our historical financial statements. If any such investigation were commenced, it would likely divert more of our management’s time and attention and cause us to incur substantial costs. Such investigations could also lead to fines or injunctions or orders with respect to future activities.

•

The restatement reflected a material weakness in our internal control over financial reporting and disclosure controls and procedures. We are committed to implementing changes in our internal controls over financial reporting with respect to revenue and deferred revenue. We have hired additional accounting staff and we are in the process of evaluating what changes should be made in our controls. If we are unable to remedy the material weakness in an effective and timely manner, the material weakness may materially and adversely affect our ability to provide the public with timely and accurate material information about our Company, which could harm our reputation and share price.

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

We are developing additional products in our Fast ForWord to Reading series as part of our strategy to reach mainstream reading intervention customers. We first shipped Fast ForWord to Reading Prep and Fast ForWord Language Basics in June 2005 and we expect to ship Fast ForWord to Reading 5 later this year. Unexpected challenges could make these development projects longer or more expensive. In addition, we cannot be certain of market acceptance of our new products.

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

State and local school funding can be significantly impacted by fluctuations in tax revenues due to changing economic conditions. From 2002 to 2004, the education technology industry generally experienced soft sales, frequently attributed to tight funding. We expect that future levels of state and local school spending will be significantly affected by the economic conditions and outlook. A downturn or continued softness in the economy might slow our sales.

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

We have not yet been required to comply with Sarbanes-Oxley Section 404. We are presently engaged in a process of evaluating and documenting our internal controls looking towards compliance by the end of 2006. The process is very costly and requires significant internal resources. Failure to comply with Section 404 could have a material adverse effect.

Under Sarbanes-Oxley Section 404, as implemented by the PCAOB, we will be required to provide a management report and auditors’ attestation and report on our internal control over financial reporting. We have not previously been subject to this requirement. Our deadline for compliance will be December 31, 2006.

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

Our common stock presently trades on the Nasdaq National Market, and our trading volume is low. For example, during the first half of 2005, our average daily trading volume was approximately 12,000 shares. The market price of our common stock has been highly volatile since our July 1999 initial public offering and could continue to be subject to wide fluctuations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the rate of interest we would pay on our revolving credit facility with Comerica Bank. Interest rates on loans extended under that facility are at the bank’s prime rate plus 0.5%. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at June 30, 2005 would not have a material affect on our results of operations.

Item 4. Controls and Procedures

In December 2004, based on our review of a major contract that we booked in June 2004, our management and the Audit Committee of our Board of Directors concluded that we should change our revenue recognition method for most of our K-12 school contracts. This change in our revenue recognition method reflected a correction in our application of AICPA Statement of Position 97-2, “Software Revenue Recognition (as amended by Statement of Position 98-9) to our historical K-12 school contracts. As a result of this change, our management and the Audit Committee of our Board of Directors concluded that we should restate our historical financial statements for the period from 2000 through June 30, 2004. Controls over the application of accounting policies are within the scope of our internal control over financial reporting. Therefore, our management concluded that, for our Form 10-K for the fiscal year ended December 31, 2004, filed on April 15, 2005, there was a material weakness in our internal control over financial reporting, as defined by the Public Company Accounting Oversight Board.

In addition, in May 2005, in the course of preparing financial statements for our first quarter of 2005, our management determined that our balance sheets at June 30, September 30, and December 31, 2004 incorrectly classified a portion of deferred revenue as “long term” deferred revenue when this deferred revenue should have been classified as “current” deferred revenue. As a result, our management and the Audit Committee of our Board of Directors concluded that we should restate our balance sheet at December 31, 2004, which restatement we completed in connection with the filing of our Form 10-K/A on May 26, 2005.

During our review of the material weakness in our internal control over financial reporting, we identified the causes of this material weakness to be the result of the following factors:

•	Lack of experience within our finance group in applying accounting guidance to complex revenue transactions;

•	Inadequate review of VSOE for all elements in our transactions with customers;

•	Lack of a formal process for identifying, reviewing and approving non-standard revenue transactions; and

•	Lack of formal documentation and communication of our revenue recognition policies and procedures.

In order to ensure that we have eliminated the material weakness in our internal control over financial reporting for purposes of future reporting, we have undertaken significant efforts to improve our processes and procedures as they relate to the application of revenue recognition. These efforts include the following:

1.

We have expanded the size of our finance staff by adding two additional members. As a result, those members of the finance staff who are directly responsible for revenue accounting are able to devote more attention to this area.

2.	We have implemented additional training in our policies and procedures on revenue recognition for both accounting staff and sales personnel.

3.	We have developed a review and documentation process for large contracts that has become a permanent part of our internal control over financial reporting.

4.	We have hired a member of the AICPA’s Center for Public Company Audit firms to assist with technical accounting issues.

5.

We also intend to write a comprehensive revenue recognition manual to, among other things, define and document our revenue recognition policy, clarify the approval process for all standard and non-standard transactions, and document other revenue related tasks, such as the maintenance and tracking of VSOE data.

As required under Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Because of the revenue and deferred revenue issues discussed above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2005. Except for the changes noted above, during the quarter ended June 30, 2005, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 15, 2005, SkyTech, Inc. (“SkyTech”) served a complaint venued in the District Court for the State of Minnesota, Fourth Judicial District, alleging claims of fraud, breach of contract, breach of duty of good faith and fair dealing, tortious interference, and indemnity against us. SkyTech alleges that it entered into an independent sales representative agreement (the “Agreement”) with us in October 2002 pursuant to which it has an exclusive right to market our products to the “After School” market. SkyTech further alleges that we prevented SkyTech’s performance of the Agreement, and that we wrongly terminated the Agreement. SkyTech asserts that it is entitled to an unspecified amount of damages comprised of lost commissions and other damages, attorneys fees, costs and punitive damages. In addition to the claims by SkyTech, SkyLearn, L.L.C and HEK, Inc., both of which claim to be subcontractors of SkyTech, claim that they suffered damages from our alleged actions with respect to SkyTech. We believe that we have meritorious defenses to this lawsuit and intend to defend ourselves vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

On June 7, 2005 the Company held its annual meeting of stockholders. At the meeting, the following matters were voted upon.

Proposal 1 - Election of Directors. Each of the three nominees was elected, as follows:

Nominee	Vote for Nominee	Vote Withheld from Nominee

Michael M. Merzenich	15,647,402	88,384
Rodman W. Moorhead III	15,641,304	94,482
David W. Smith	15,687,117	48,669

The other directors whose term of office as a director continued after the meeting are: E. Vermont Blanchard, Jr., Robert C. Bowen, Ajit Dalvi, Carleton A. Holstrom, Joseph B. Martin, and Paula A. Tallal.

Proposal 2. Approval of the Company’s 1999 Non-Employee Directors’ Stock Option Plan, as amended to increase the number of shares authorized for issuance under the Plan. The proposal was passed, as follows:

Votes For	11,776,117
Votes Against	141,290
Abstentions	23,979
Broker Non-Votes	3,794,400

Proposal 3. Ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005. The proposal was passed, as follows:

Votes For	15,686,548
Votes Against	47,227
Abstentions	2,011
Broker Non-Votes

Item 6. Exhibits and Reports on Form 8-K

          (a)     Exhibits

Exhibit No.	Description of Document

3.1 (1)	Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws.

31.1	Certification of Chief Executive Officer (Section 302)

31.2	Certification of Chief Financial Officer (Section 302)

32.1	Certification of Chief Executive Officer (Section 906)

32.2	Certification of Chief Financial Officer (Section 906)

(1)	Incorporated by reference to Exhibit 3.3 previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-77133).

(2)	Incorporated by reference to Exhibit 3.4 previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2005

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