Form 10-Q
period 2005-09-30
SCIENTIFIC LEARNING CORP
filed 2005-11-14
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File number 000-24547

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding at October 31, 2005 was 16,761,210.

SCIENTIFIC LEARNING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC LEARNING CORPORATION
CONDENSED BALANCE SHEET
(In thousands)
Unaudited

	September 30,	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$9,524	$10,281
Short term investments	2,999	—
Accounts receivable, net	4,949	5,661
Notes and interest receivable from current and former officers	1,601	3,688
Prepaid expenses and other current assets	1,404	1,306

Total current assets	20,477	20,936

Property and equipment, net	554	755
Other assets	1,046	1,267

Total assets	$22,077	$22,958

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$246	$603
Accrued liabilities	3,533	4,338
Deferred revenue	11,706	19,981

Total current liabilities	15,485	24,922
Deferred revenue, long-term	6,700	5,803
Other liabilities	376	344

Total liabilities	22,561	31,069

Stockholders’ deficit:
Common stock	76,068	75,586
Accumulated deficit	(76,552)	(83,697)

Total stockholders’ deficit:	(484)	(8,111)

Total liabilities and stockholders’ deficit	$22,077	$22,958

See accompanying notes to condensed financial statements

SCIENTIFIC LEARNING CORPORATION
CONDENSED STATEMENT OF OPERATIONS
(In thousands)
Unaudited

	Three months ended September 30,		Nine months ended September 30,

	2005	2004	2005	2004

Revenues:
Products	$7,261	$6,035	$25,950	$16,913
Service and support	2,551	2,255	7,386	5,911

Total revenues	9,812	8,290	33,336	22,824

Cost of revenues:
Cost of products	454	479	1,508	1,310
Cost of service and support	1,352	1,299	4,211	3,721

Total cost of revenues	1,806	1,778	5,719	5,031

Gross profit	8,006	6,512	27,617	17,793

Operating expenses:
Sales and marketing	3,476	3,630	13,303	11,211
Research and development	934	946	2,808	2,651
General and administrative	1,256	1,300	4,430	3,523

Total operating expenses	5,666	5,876	20,541	17,385

Operating income	2,340	636	7,076	408

Other income from related party	12	28	37	91
Interest income (expense), net	89	10	311	(166)

Income before income tax	2,441	674	7,424	333
Income tax provision	179	7	279	7

Net income	$2,262	$667	$7,145	$326

Basic net income per share	$0.14	$0.04	$0.43	$0.02

Shares used in computing basic net income per share	16,730,903	16,615,909	16,696,003	16,328,901

Diluted net income per share	$0.13	$0.04	$0.40	$0.02

Shares used in computing diluted net income per share	17,726,151	17,648,733	17,709,823	17,484,835

See accompanying notes.

SCIENTIFIC LEARNING CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
Unaudited

	Nine months ended September 30,

	2005	2004

Operating Activities:
Net income	$7,145	$326
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	547	558
Increase in interest receivable from current and former officers	(157)	(115)
Amortization of deferred financing costs	—	232
Stock based compensation	183	173
Changes in operating assets and liabilities:
Accounts receivable	712	23
Prepaid expenses and other current assets	(98)	(412)
Other assets	25
Accounts payable	(357)	176
Accrued liabilities	(805)	(876)
Deferred revenue	(7,378)	6,225
Other liabilities	32	48

Net cash provided by (used in) operating activities	(151)	6,358

Investing Activities:
Purchases of property and equipment, net	(150)	(522)
Purchases of investments	(2,999)	—
Repayment on current and former officer loans	2,244	—

Net cash used in investing activities	(905)	(522)

Financing Activities:
Proceeds from issuance of common stock, net	299	802
Borrowings under bank line of credit	—	3,000
Repayments on borrowings under bank line of credit	—	(3,000)

Net cash provided by financing activities	299	802

Decrease in cash and cash equivalents	(757)	6,638

Cash and cash equivalents at beginning of period	10,281	3,648

Cash and cash equivalents at end of period	$9,524	$10,286

See accompanying notes.

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies

Description of Business

Scientific Learning Corporation (the “Company”) provides neuroscience-based software products that develop the underlying cognitive skills required for reading and learning. The Company’s Fast ForWord® products are a series of reading intervention products for children, adolescents and adults. We sell primarily to K-12 schools through a direct sales force. The Company also sells to speech and language professionals. To support our products, we provide on-site and remote training and implementation services, as well as technical, professional and customer support and a wide variety of Web-based resources.

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

Interim Financial Information

The interim financial information as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 is unaudited, but includes all normal recurring adjustments that the Company considers necessary for a fair presentation of its financial position at such date and its results of operations and cash flows for those periods.

These condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, filed with the Securities and Exchange Commission, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

Revenue Recognition

We derive revenue from the sale of licenses to our software and from service and support fees. Software license revenue is recognized in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 (SOP 97-2). SOP 97-2 provides specific industry guidance and four basic criteria, which must be met to recognize revenue. These are: 1) persuasive evidence of an arrangement exists; 2) delivery of the product has occurred; 3) a fixed or determinable fee; and 4) the probability that the fee will be collected. The application of SOP 97-2 requires us to exercise significant judgment related to our specific transactions and transaction types.

Sales to our school customers typically include multiple elements (e.g., Fast ForWord software licenses, Progress Tracker, our Internet-based participant tracking service, support, training, implementation management, and other services). The Company allocates revenue to each element of a transaction based upon its fair value as determined in reliance on “vendor specific objective evidence” (“VSOE”), if VSOE exists for each element. If we lack VSOE for one or more delivered elements in an arrangement (typically software), we recognize revenue using the residual method, whereby the difference between the total arrangement fee and the total fair value of the undelivered elements is recognized as revenue relating to the delivered elements. VSOE of fair value for each element of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is also measured by the renewal price. We are required to exercise judgment in determining whether VSOE exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent.

The value of software licenses, services and support invoiced during a particular period is recorded as deferred revenue until recognized. All revenue from transactions that include new products that have not yet been delivered is deferred until the delivery of all products. Deferred revenue is recognized as revenue as discussed below.

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which primarily consist of cash on deposit with banks, money market funds, and US Government debt with a maturity of three months or less, are stated at cost, which approximates fair value.

Short Term Investments

Management determines the appropriate classification of investments at the time of purchase in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and reevaluates such determination at each balance sheet date. In August 2005 the Company purchased an investment in debt securities issued by the US Treasury. Management classified this investment as held-to-maturity and it is carried at amortized cost, with an unrealized gain of $6,000.

Other Assets

Other assets consist of the following (in thousands):

	September 30, 2005	December 31, 2004

Software development costs	$3,089	$3,089
Less accumulated amortization	(2,893)	(2,697)

Software development costs, net	196	392
Other non current assets	850	875

	$1,046	$1,267

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

Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes valuation model, the Company’s pro forma net income (loss) and basic and diluted net income (loss) per share would have been as follows (in thousands, except per share amounts):

Pro Forma Disclosures of the Effect of Stock-Based Compensation

	Three months ended September 30,		Nine months ended September 30,

	2005	2004	2005	2004

Net income, as reported	$2,262	$667	$7,145	$326

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	585	593	1,366	1,418

Net income (loss), proforma	$1,677	$74	$5,779	$(1,092)

Net income (loss) per share:
Basic, as reported	$0.14	$0.04	$0.43	$0.02

Diluted, as reported	$0.13	$0.04	$0.40	$0.02

Basic, pro forma	$0.10	$0.00	$0.35	$(0.07)

Diluted, pro forma	$0.09	$0.00	$0.33

The fair value of the employee stock options was estimated using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,

	2005	2004	2005	2004

Risk-free interest rate	3.7%	3.1%	3.4%	3.1%
Volatility	105.0%	129.0%	106.0%	129.0%
Expected life	4 years	4 years	4 years	4 years
Dividend yield	0%	0%	0%	0%
Weighted average fair value	$4.57	$5.14	$4.35	$4.79

The fair value of the employee stock purchase plan stock issued was estimated using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,

	2005	2004	2005	2004

Risk-free interest rate	3.2%	1.3%	2.4%	1.2%
Volatility	37.0%	47.8%	46.5%	98.0%
Expected life	0.5 - 1 year	0.5 - 1 year	0.5 - 1 year	0.5 - 1 year
Dividend yield	0%	0%	0%	0%
Weighted average fair value	$1.53	$1.67	$1.92	$2.45

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

During the second quarter of 2005, the Company modified its approach and updated certain assumptions with respect to determining the estimated fair value of option grants and shares granted under its employee stock purchase plan. The previously reported amounts for the quarter and nine month period ended September 30, 2004 have been revised to reflect these corrections. The pro forma stock-based compensation expense under the fair value method was previously reported as $0.5 million and $1.3 million for the three months and nine months ended September 30, 2004.

The pro forma impact of options on net income (loss) for the three and nine months ended September 30, 2005 and 2004 is not representative of the effects on net income for future periods, as future years will include the effects of additional periods of stock option grants.

SFAS 123(R), “Share-Based Payment”

On December 16, 2004 the FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative. SFAS 123(R) is effective for public companies for annual periods beginning after June 15, 2005, with earlier adoption permitted. We are required to adopt this new standard no later than our fiscal year beginning January 1, 2006 and do not anticipate adoption prior to then.

Although the adoption of SFAS 123(R)’s fair value method will have no adverse impact on our balance sheet or net cash flows, it will have a significant adverse impact on our net income and net income per share. The pro forma effects on net income and earnings per share if we had applied the above fair value recognition provisions of SFAS 123 to share-based payments to employees in prior periods are disclosed in this Note 1 under “Stock-Based Compensation.” Although the pro forma effects of applying SFAS 123 may be indicative of the effects of applying SFAS 123(R), the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123(R) will depend on numerous factors including the form of stock-based incentive compensation, valuation model we use to value future share-based payments to employees, estimated forfeiture rates and the accounting policies we adopt concerning the method of recognizing the fair value of awards over the requisite service period.

2. Comprehensive Income

The Company has no items of other comprehensive income, and accordingly the comprehensive income is equal to the net income for all periods reported.

3. Warranties; Indemnification

The Company generally provides a warranty that its software products substantially operate as described in the manuals and guides that accompany the software for a period of 90 days. The warranty does not apply in the event of misuse, accident, and certain other circumstances. To date, the Company has not incurred any material costs associated with these warranties and has no accrual for such items at September 30, 2005.

Notes to Condensed Financial Statements

3. Warranties; Indemnification (continued)

From time to time, the Company enters into contracts that require the Company, upon the occurrence of certain contingencies, to indemnify parties against third party claims. These contingent obligations primarily relate to (i) claims against the Company’s customers for violation of third party intellectual property rights caused by the Company’s products; (ii) claims resulting from personal injury or property damage resulting from the Company’s activities or products; (iii) claims by the Company’s office lessor arising out of the Company’s use of the premises; and (iv) agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their activities on behalf of the Company. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on the Company’s balance sheet as of September 30, 2005 or 2004.

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

During 2005 we recorded $12,500 in the third quarter and $37,500 for the first three quarters in royalties received and services provided to PSC. For the comparable periods in 2004, we recorded $28,000 and $91,000 in royalties and services provided. Amounts received to date and any future receipts are being reported as other income as we do not consider these royalties to be part of our recurring operations.

5. Provision for Income Taxes

In the three and nine months ending September 30, 2005, we recorded $179,000 and $279,000 of income tax provisions, respectively. For the three and nine months ended September 30, 2004 we recorded $7,000 of income tax provisions, respectively. The tax provision principally consists of federal and state taxes currently payable offset by the utilization of net operating losses resulting in an effective tax rate of 3.75%. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and previously reported net losses, at September 30, 2005 the Company continues to maintain a full valuation allowance against its remaining net deferred tax assets as they are not yet realizable.

6. Commitments and Contingencies

On July 15, 2005, SkyTech, Inc. (“SkyTech”) served a complaint venued in the District Court for the State of Minnesota, Fourth Judicial District, alleging claims of fraud, breach of contract, breach of duty of good faith and fair dealing, tortious interference, and indemnity against us. SkyTech alleges that it entered into an independent sales representative agreement (the “Agreement”) with us in October 2002 pursuant to which it has an exclusive right to market our products to the “After School” market. SkyTech further alleges that we prevented SkyTech’s performance of the Agreement, and that we wrongly terminated the Agreement. SkyTech asserts that it is entitled to an unspecified amount of damages comprised of lost commissions and other damages, attorney’s fees, costs and punitive damages. In addition to the SkyTech claims, SkyLearn, L.L.C and HEK, Inc., both of which claim to be subcontractors of SkyTech, claim that they suffered damages from our alleged actions with respect to SkyTech. We have filed a motion to compel arbitration and to stay or, in the alternative, to dismiss the complaint, which is currently scheduled to be heard later in November 2005. We have also filed and served a demand for arbitration, seeking to recover the unpaid balance for orders placed by SkyTech and a declaratory judgment that we did not violate our agreement with SkyTech.

We believe that we have meritorious defenses to this lawsuit and intend to defend ourselves vigorously.

The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not historical facts but rather are based on current expectations about our business and industry, as well as our beliefs and assumptions. Words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” and variations and negatives of these words and similar expressions are used to identify forward-looking statements. All forward-looking statements, including but not limited to those identified with asterisks (*) in this report, are not guarantees of future performance or events, and are subject to risks, uncertainties and other factors, many of which are beyond our control and some of which we may not even be presently aware. As a result, our future results and other future events or trends may differ materially from those anticipated in our forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, the risks and uncertainties discussed in this Management’s Discussion, in particular but not limited to those factors discussed under the caption “Factors That May Affect our Results or Stock Price.” We also refer you to the risk factors that are or may be discussed from time to time in our public announcements and filings with the SEC, including our future Forms 8-K, 10-Q and 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

Overview

We develop and distribute the Fast ForWord® family of reading intervention software. Our innovative products apply advances in neuroscience and cognitive research to build the fundamental cognitive skills required to read and learn. Extensive outcomes research by independent researchers, our founding scientists, and our company demonstrates that the Fast ForWord products help students attain rapid, lasting gains in the skills critical for reading. To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support. Our primary market is K-12 schools in the United States, to which we sell using a direct sales force. For the three and nine months ended September 30, 2005,    K-12 schools accounted for 92% and 91% of booked sales, respectively. By the end of September 2005, approximately 3,700 schools had purchased at least $10,000 of our Fast ForWord product licenses and services, and approximately 571,000 individuals had enrolled in one of our products. As of September 30, 2005 we had 176 full-time employees, compared to 150 at September 30, 2004.

Business Highlights

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

The general availability of funding for public schools fluctuates from time to time. In recent years, state and local education funding has been negatively affected by reduced levels of tax revenues due to the economic slowdown, and the education technology industry in particular has generally experienced soft sales, typically attributed to this tight funding. However, substantial federal funding resources remain available, and many of those resources are focused on reading improvement. Eduventures estimates that total spending in the broad    K-12 learning market increased by 4.8% during 2004.According to the National Conference of State Legislatures, state revenues generally improved in the first six months of calendar 2005. States still face significant budget pressures, however, so that increasing state revenues will not necessarily translate into increased education spending and increased demand for our products.*

Company Highlights

For the three months ended September 30, 2005 our total booked sales increased by 42% over the same period in 2004, and for the nine months ended September 30, 2005 total booked sales decreased 11% over the same period in 2004. (Booked sales is a non-GAAP financial measure. For more explanation on booked sales, see Revenue, below). These results were below our expectations for the quarter and nine month period. While we expect to see growth in booked sales during the fourth quarter, we also expect that 2005 full year booked sales will fall slightly below full year 2004 levels.*

While booked sales growth in the third quarter was substantial compared to the comparable quarter in 2004, we had expected greater growth because third quarter 2004 sales were particularly slow. As we have discussed before, the characteristics of our public school market cause us to have a somewhat long and unpredictable sales cycle. Through the first three quarters of the year, we have seen educational decision makers grow more cautious in their decision-making, further lengthening our sales cycle. We attribute this greater caution to a variety of factors, including increased energy costs and the uncertainty of state funding in some geographic areas.

We also closed 15 transactions in excess of $100,000, the same number as in the third quarter of 2004. One of our major goals is to increase the number of large sales, which we believe to be an important indicator of education industry acceptance and critical to booked sales growth. These large transactions frequently require school board approvals and their timing is often difficult to predict.

For the three months ended September 30, 2005, our revenue increased 18% compared to the same period in 2004; for the nine months ended September 30, 2005, revenue increased 46% compared to the same period in 2004. Both product and service and support revenues increased substantially in both periods. The December 2004 change in our pricing structure contributed significantly to the revenue increase. As a result of this pricing change, we now recognize revenue for most sales of perpetual licenses at delivery, rather than ratably over the period of related service revenue. Because of this change in the timing of revenue recognition from perpetual license sales, we expect that in 2005, total revenue will be higher and grow at a more rapid rate than booked sales.* We expect revenue growth in the 35% range in 2005.*

For the three and nine months ended September 30, 2005, gross profit increased due to higher product revenue (which has significantly higher gross margins than service and support revenue) and improved scale benefits in services and support. Operating expenses were lower in the three months ended September 30, 2005 than they were in the comparable period in 2004, primarily due to lower accruals for commissions and incentive compensation as we adjusted our expectations for sales and cash flow for the year ending December 31, 2005. Operating expenses increased for the nine months ended September 30, 2005 compared to the same period in 2004 mainly due to staff additions, consultants and audit expenses, partially offset by the lower accruals for commissions and incentive compensation.

We recorded a higher profit for the three and nine months ended September 30, 2005 compared to the same periods in 2004 due to significantly higher gross profit, only partially offset by higher spending in the first two quarters of 2005.

At September 30, 2005 and December 31, 2004, we had no outstanding debt.

Results of Operations

Revenues

	Three months ended September 30,			Nine months ended September 30,

	2005	Change	2004	2005	Change	2004

Products	$7,261	20%	$6,035	$25,950	53%	$16,913
Service and support	2,551	13%	2,255	7,386	25%	5,911

Total revenues	9,812	18%	8,290	33,336	46%	22,824

Revenues

Product revenues, which comprise the bulk of our revenue, increased significantly during the three and nine months ended September 30, 2005 compared to the same periods in 2004. The increase in product revenue primarily reflected two factors. First, in December 2004 we changed our pricing structure to eliminate the initial license fee for our Progress Tracker online product. This change in our pricing structure resulted in a far higher proportion of booked sales from the current quarter being recognized into revenue than during the comparable periods in 2004. For the three and nine months ended September 30, 2005, approximately $3.7 million and $12.4 million of sales booked in those periods were recognized as revenue in the quarter in which the sale occurred. This represents 40% and 48% of total booked sales, respectively, for the three and nine months ended September 30, 2005. For the comparable periods in 2004, a minimal amount of booked sales was recognized into revenue in the quarter of sale. Second, revenue from new products released in September 2005 that were included in booked sales in prior quarters contributed $0.5 million to revenue in the three months ending September 30, 2005.

Our service and support revenue increased during the three and nine months ended September 30, 2005, compared to the same periods in 2004. Because we believe that services are important to effective product use, we have had a major initiative to increase the amount of services we sell to customers. In addition, we had more customers purchasing support and Progress Tracker access.

Future revenue: As a result of our December 2004 strategic pricing change, during 2005 to date we have recognized current sales into revenue substantially more quickly than we did in 2004. See Revenue Recognition below for more detail about our revenue recognition practices. At the same time, we have continued to recognize deferred revenue from earlier years’ perpetual license sales into current revenue. We expect that this non-recurring impact from our transition to a different pricing structure will result in 2005 revenue exceeding 2005 booked sales and that the 2005 revenue growth rate will exceed the revenue growth we currently project for 2006.*

Booked sales and selling activity: Booked sales is a non-GAAP financial measure that management uses to evaluate current selling activity. We believe that booked sales is a useful metric for investors as well as management because it is the most direct measure of current demand for our products and services. Booked sales equals the total value (net of allowances) of software, services and support invoiced in the period. We record booked sales and deferred revenue when all of the requirements for revenue recognition have been met, other than the requirement that the revenue for software licenses and services has been earned. We use booked sales information for resource allocation, planning, compensation and other management purposes. We believe that revenue is the most comparable GAAP measure to booked sales. However, booked sales should not be considered in isolation from revenues, and is not intended to represent a substitute measure of revenues or any other performance measure calculated under GAAP.

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the three and nine months ended September 30, 2005 and 2004.

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2005	Change	2004	2005	Change	2004

Booked sales	$9,171	42%	$6,477	$25,958	(11%)	$29,049
Less revenue	$9,812	18%	$8,290	$33,336	46%	$22,824

Net increase/(decrease) in deferred revenue	($641)		($1,813)	($7,378)		$6,225
Current and long-term deferred revenue beginning of period	$19,047		$27,538	$25,784		$19,500

Current and long-term deferred revenue end of period	$18,406	(28%)	$25,725	$18,406	(28%)	$25,725

Short-term deferred revenue end of period	$11,706	(21%)	$14,883	$11,715	(21%)	$14,883
Long-term deferred revenue end of period	$6,700	(38%)	$10,842	$6,700	(38%)	$10,842

Total deferred revenue end of period	$18,406	(28%)	$25,725	$18,415	(28%)	$25,725

Booked sales in the K-12 sector increased 47% to $8.4 million during the three months ended September 30, 2005, compared to $5.7 million in the same period in 2004. While this performance exceeded our long-term growth target of 20%-30%, we had expected better sales. As we have discussed before, characteristics of our public school market cause us to have a somewhat long and unpredictable sales cycle. Through the first three quarters of the year, we have seen educational decision makers grow more cautious in their decision-making, further lengthening our sales cycle. We attribute this greater caution to a variety of factors, including increased energy costs and the uncertainty of state funding in some geographic areas.

Booked sales to the K-12 sector for the three months ending September 30, 2005 were 92% of total booked sales compared to 88% in the same period in 2004. Booked sales to the K-12 sector were $23.7 million for the nine months ending September 30, 2005, an 11% decline compared to booked sales of $26.6 million during the same period in 2004.

Booked sales to non-school customers, primarily private practice clinicians, declined by $17,000, or 2%, for the three months ending September 30, 2005. For the nine months ended September 30, 2005, booked sales in this sector were down $185,000, or 8%. We do not anticipate significant change in booked sales to non-school customers during the remainder of 2005.*

We believe large sales are an important indicator of mainstream education industry acceptance and an important factor in reaching our goal of increasing sales force productivity.* During the third quarter of 2005, we closed 15 sales that had a contract value in excess of $100,000 compared to 15 during the same period in 2004. For the nine months ended September 30, 2005 we closed 50 sales in excess of $100,000 compared to 48 during the same period in 2004. For the nine months ended September 30, 2005, 57% of our K-12 booked sales were realized from sales over $100,000. For the comparable period in 2004, these large sales accounted for 62% of booked sales. Both years included large transactions with the School District of Philadelphia, although the 2004 transaction was significantly larger at $6 million than the 2005 renewal transaction of $1.4 million. Large sales include volume discounts but the percentage discount applicable to any given transaction will vary and the relative percentage of large sales and smaller sales in a given quarter may fluctuate. Because we discount product license fees but do not discount service and support fees, product booked sales and revenue are disproportionately affected by discounting. We cannot predict the size and number of large transactions in the future.*

Although federal, state and local budget pressures make for an uncertain funding environment for our customers, we remain optimistic about our growth prospects in the K-12 market.* However, achieving our sales growth objectives will depend on increasing customer acceptance of our products, which requires us to continue to focus on improving our products’ ease of use, their fit with school requirements, and our connection with classroom teachers and administrators.* Our K-12 growth prospects are also influenced by factors outside our control, including energy costs, which are a significant expense for our customers, and the overall level, certainty and allocation of state, local and federal funding. For a discussion of some of the other important factors that affect our results, see “Factors that May Affect Results of Operations or Stock Price.” In addition, the revenue recognized from our sales can be unpredictable. Our various license and service packages have substantially differing revenue recognition periods, and it is often difficult to predict which license package a customer will purchase, even when the amount and timing of a sale can be reasonably projected. See “Management’s Discussion and Analysis – Application of Critical Accounting Policies” for a discussion of our revenue recognition policy. In addition, the timing of a single large order or its implementation can significantly impact the level of booked sales and revenue at any given time.

Gross Profit and Cost of Revenues

	Three months ended September 30,				Nine months ended September 30,

	2005		2004		2005		2004

(dollars in thousands)	$ Profit	Margin %	$ Profit	Margin %	$ Profit	Margin %	$ Profit	Margin %

Gross profit on products	$6,807	94%	$5,556	92%	$24,442	94%	$15,603	92%
Gross profit on services and support	$1,199	47%	$956	42%	$3,175	43%	$2,190	37%

Total gross profit	$8,006	82%	$6,512	79%	$27,617	83%	$17,793	78%

The overall gross profit margin increased for the three and nine months ended September 30, 2005 compared to the same periods in 2004, due to improving margins in each revenue sub-category and small changes in the year to date mix to more product revenue. In the three month period ended September 30, 2005, our revenue mix was 74% product and 26% service and support, compared to 73% and 27% respectively for the comparable period in 2004. Our revenue mix was 78% product and 22% service and support for the nine months ended September 30, 2005, compared to 74% product and 26% service and support for the nine months ended September 30, 2004. Margin improvement in services and support was the result of improved operating leverage, as revenue growth provided better fixed cost coverage. Product margin improvement of 2% for the three months ended September 30, 2005, compared to the same period in 2004, was due to improvement in materials and fulfillment (1.0%), amortized software development costs (0.3%) and royalties (0.4%). For the nine months ended September 30, 2005, compared to the same period in 2004, product margin improvement of 2% was due to improvement in materials and fulfillment (0.9%), amortized software development costs (0.6%), and royalties (0.3%).

Operating Expenses

	Three months ended September 30,				Nine months ended September 30,

(dollars in thousands)	2005	Change		2004	2005	Change	2004

Sales and marketing	$3,476	(4%	)	$3,630	$13,303	19%	$11,211
Research and development	$934	(1%	)	$946	$2,808	6%	$2,651
General and administrative	$1,256	(3%	)	$1,300	$4,430	26%	$3,523

Total operating expenses	$5,666	(4%	)	$5,876	$20,541	18%	$17,385

Sales and Marketing Expenses: For the three months ended September 30, 2005, our sales and marketing expenses decreased $154,000 as compared to the comparable period in 2004 due to a change in estimate relating to accrued sales commissions of approximately $718,000, partially offset by increased sales staff, consulting, and marketing expenses of approximately $564,000. We reduced our estimated accrued commissions during the three months ended September 30, 2005 as a result of lower than expected year-to-date sales. Because our sales incentive plans provide for increasing commission percentages as the sales force achieves higher sales levels, our sales shortfall results in a lower average commission percentage, requiring an adjustment at the time when full-year achievement can be more accurately estimated. For the nine months ended September 30, 2005 sales and marketing expenses were up as additional staff, consulting and marketing expenses totaling approximately $2.6 million more than offset a decrease in commissions of approximately $481,000 due to lower than anticipated sales in year to date 2005 as compared to the comparable period in 2004. At September 30, 2005, we had 36 quota-bearing field sales personnel selling to public schools compared to 30 at September 30, 2004.

Research and Development Expenses: Research and development expenses decreased in the three months ended September 30, 2005 and increased in the nine months ended September 30, 2005 compared to the same periods in 2004. Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs. The decrease in spending in the three months ended September 30, 2005 was due to lower consulting and incentive compensation more than offsetting increases in base compensation. For the nine months ended September 30, 2005, research and development spending was up, as increases in base compensation more than offset decreases in consulting and incentive compensation.

General and Administrative Expenses: General and administrative expenses decreased for the three months ended September 30, 2005 compared to the same period in 2004, primarily due to a decrease in incentive compensation. Expenses were higher for the nine months period, mainly because of higher auditing and legal expenses, and additional compensation costs resulting from increased staff levels, only partially offset by lower incentive compensation.

Other Income from Related Party

In September 2003, we signed an agreement with Posit Science Corporation (“PSC”), transferring technology to PSC for use in the health field. During 2005 we recorded $12,500 in the third quarter and $37,500 for the first three quarters in royalties received and services provided to PSC. For the comparable periods in 2004, we recorded $28,000 and $91,000 in royalties and services provided. Amounts received to date and any future receipts are being reported as other income as we do not consider these royalties to be part of our recurring operations.

Interest Expense, net

	Three months ended September 30,			Nine months ended September 30,

(dollars in thousands)	2005	Change	2004	2005	Change	2004

Interest income/(expense), net	$89	790%	$10	$311	N/A	($166)

In the three and nine month periods ended September 30, 2005, we generated interest income from our cash balances and loans to current and former officers. In the same periods of 2004, this interest income was offset by interest expense, mainly comprised of the amortization of deferred financing charges of $33,000 and $232,000 respectively. In 2005 to date there was no further amortization of deferred financing charges and no borrowings.

Provision for Income Taxes

In the three and nine months ending September 30, 2005, we recorded $179,000 and $279,000 of income tax provisions, respectively. For the three and nine months ended September 30, 2004 we recorded $7,000 of income tax provisions, respectively. The tax provision principally consists of federal and state taxes currently payable offset by the utilization of net operating losses resulting in an effective tax rate of 3.75%. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and previously reported net losses, at September 30, 2005 the Company continues to maintain a full valuation allowance against its remaining net deferred tax assets as they are not yet realizable.

Liquidity and Capital Resources

Our cash, cash equivalents and short term investments were $12.5 million at September 30, 2005, compared to $10.3 million at December 31, 2004. We expect that our cash flow from operations and our current cash balances will be the primary source of liquidity and will be sufficient to provide the necessary funds for our operations and capital expenditures during at least the next 12 months.* Accomplishing this, however, will require us to meet specific booked sales targets in the K-12 market. We cannot assure you that we will meet our targets with respect to booked sales, revenues, expenses or operating results.

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

Historically, our first quarter is our lowest sales quarter, reflecting school purchasing cycles and a trend in our industry.* Therefore, we may have negative cash flow in some quarters, particularly the first quarter, and may borrow from time to time.* We generally expect to generate cash in the third quarter and this proved true in 2005.*

Net cash used in operating activities for the nine months ended September 2005 was $0.2 million versus cash generation of $6.4 million during the same period in 2004. This difference is the result of lower sales and collections combined with higher spending in 2005 as compared to 2004. There were no payments for previously expensed restructuring charges for the three and nine months ended September 30, 2005. For the comparable periods in 2004 the payments for previously expensed restructuring charges were $442,000 and $1.3 million.

Net cash used by investing activities for the nine months ended September 30, 2005 was $905,000 compared to the use of $522,000 for the same period in 2004, primarily reflecting a $3.0 million investment in short-term investments. This was partially offset by the repayment of officer loans in the amount of $2.2 million. We also had capital spending in the nine months ending September 30, 2005 of $150,000 compared to $522,000 in the same period in 2004. Capital spending primarily consists of purchases of computer hardware and software. We expect that our capital spending will be lower in 2005 than in 2004 on a full year basis. We expect that trend will reverse in 2006, as we intend to make systems investments in 2006.*

For the nine months ended September 30, 2005 we had no borrowings. For the nine month period ended September 30, 2004, we borrowed and repaid $3.0 million, resulting in no net borrowing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations and Commitments

We have a non-cancelable lease agreement for our corporate office facilities. The minimum lease payment is approximately $78,000 per month through 2008. After 2008 the base lease payment increases at a compound annual rate of approximately 5%. The lease terminates in December 2013.

The following table summarizes our obligations at September 30, 2005 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

(dollars in thousands)	Total	Less than 1 year	2 - 3 years	4 - 5 years	Thereafter 1.

Non-cancelable operating leases	$8,462	$940	$1,880	$1,947	$3,649
Minimum royalty payments	1,388	150	300	300	638

Total	$9,850	$1,090	$2,180	$2,247	$4,287

1. Non-cancelable operating lease expires on December 31, 2013. Minimum royalty payments expire in 2014.

Our purchase order commitments at September 30, 2005 are not material.

Loans to Current and Former Officers

In March 2001 we made full recourse loans to certain of our officers, in amounts totaling $3.1 million. In 2002 some of these officers left our Company. The notes are full recourse loans secured by shares of our Common Stock owned by the current and former officers. The loans bear interest at 4.94%. Principal and interest are due December 31, 2005.

During the three and nine months ended September 30, 2005 we received $1.3 million and $2.2 million respectively in loan repayments. The balance due in principal and accrued interest as of September 30, 2005 is $1.6 million.

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

Revenue Recognition

We derive revenue from the sale of licenses to our software and from service and support fees. Software license revenue is recognized in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 (SOP 97-2). SOP 97-2 provides specific industry guidance and four basic criteria, which must be met to recognize revenue. These are: 1) persuasive evidence of an arrangement exists; 2) delivery of the product has occurred; 3) a fixed or determinable fee; and 4) the probability that the fee will be collected. The application of SOP 97-2 requires us to exercise significant judgment related to our specific transactions and transaction types.

Sales to our school customers typically include multiple elements (e.g., Fast ForWord software licenses, Progress Tracker, our Internet-based participant tracking service, support, training, implementation management, and other services). The Company allocates revenue to each element of a transaction based upon its fair value as determined in reliance on “vendor specific objective evidence” (“VSOE”), if VSOE exists for each element. If we lack VSOE for one or more delivered elements in an arrangement (typically software), we recognize revenue using the residual method, whereby the difference between the total arrangement fee and the total fair value of the undelivered elements is recognized as revenue relating to the delivered elements. VSOE of fair value for each element of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is also measured by the renewal price. We are required to exercise judgment in determining whether VSOE exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses due to the inability of customers to make payments. These estimates are based on historical experience. In 2004 and the first nine months of 2005 our bad debt experience has been less than 1% of revenue. To the extent experience requires it, we may in the future adjust this reserve. * Cancellations and refunds are allowed in limited circumstances, and such amounts have not been significant.

Software Development Costs

We capitalize software development cost in accordance with Financial Accounting Standards Board (FASB) Statement No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” under which software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated life of the related product.

Prior to the establishment of technological feasibility we expense all software development cost associated with a product. Technological feasibility is deemed established upon completion of a working version. We estimate the useful life of our developed products to be 3 years.

On an ongoing basis, we evaluate the net realizable value of the capitalized software development cost by estimating the future revenue to be generated from the product and compare this estimate to the unamortized cost of the product. At September 30, 2005 future revenues from sale of products for which development costs remain on the balance sheet are anticipated to exceed the $196,000 of unamortized development costs.* The amortization of capitalized software should be complete in the quarter ending June 30, 2006, providing no additional capitalization occurs.* No software development costs were capitalized in the three or nine months ended September 30, 2005 or 2004.

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

We believe that to date most educators who have used Fast ForWord products are “early adopters.” Early adopters make up a relatively small proportion of our K-12 market, so in order to grow our revenue and profit, we need to increase our sales to more conservative customers. We believe that our ability to grow acceptance of our products in the conservative K-12 education market will depend largely on the critical factors discussed below.

Our Fast ForWord products differ from the approaches that schools have traditionally used to address reading problems. In particular, our products are based on neuroscience research and focus on the development of cognitive skills, both of which may be unfamiliar to educators. K-12 educational practices are slow to change, and it can be difficult to convince educators of the value of a substantially different approach.

In order to obtain the best student results from using our product, schools must follow a recommended protocol for Fast ForWord use. While we now offer alternative protocols, giving educators greater flexibility in fitting Fast ForWord use into their school schedule, following the Fast ForWord protocol still requires a substantial amount of time out of a limited and already crowded school day. Our recommendation that schools follow a prescribed protocol in using our products may limit the number of schools willing to purchase from us. In addition, if our products are not used in accordance with the protocol, they may not produce the expected student results, which may lead to customer dissatisfaction and decreased sales.

Our products are generally implemented in a computer lab with a lab coach or teacher rather than in the classroom with the students’ regular classroom teachers. To better reach mainstream customers, encourage additional sales from existing customers and improve student achievement results, we need to better engage classroom teachers in the products’ implementation, in an effective and efficient manner.

We encourage our customers to purchase significant levels of field service because we believe that these services enable more effective product use and lead to stronger student achievement gains. If we are unable to continue to convince customers to purchase these levels of service, customers may experience more difficulty with their implementations.

If we are unable to convince our market of the value of our significantly different approach and otherwise overcome the challenges identified above, our sales and growth prospects could be materially and adversely impacted and our profitability could decline.

It is increasingly difficult to accurately forecast our future financial results, and we expect that our financial results may become more volatile in the future. Difficulty in forecasting and increased volatility may result in our failing to achieve financial results anticipated by investors and financial analysts, which could cause the price of our stock to decline.

In December 2004, we changed our pricing structure. Prior to this change, we recognized revenue from sales of perpetual license packages that included our Internet reporting tools over the longest service period included in the contract. As a result of the December 2004 change, we now generally recognize revenue from perpetual software licenses at product shipment. We expect that this change will cause us to recognize into revenue a greater proportion of sales in the quarter in which the sale is made, and that our revenue will therefore become less predictable and more volatile.

In addition, our sales strategy emphasizes large, district-level, multi-site transactions. The receipt or implementation of a single large order, or conversely its loss or delay, can significantly impact the level of sales booked and revenue recognized in a given quarter. In addition, our expense levels are based on our expectations of future sales and are primarily fixed in the short term. We may not be able to adjust spending in a timely manner to compensate for any unexpected sales shortfall, which could cause our net income to fluctuate unexpectedly.

Failure to achieve the financial results expected by investors and financial analysts in a given quarter could cause an immediate and significant decline in the trading price of our common stock.

Our sales cycle tends to be long and somewhat unpredictable, which may result in delayed or lost revenue, which could materially and adversely impact our revenue and net income.

Like other companies in the instructional market, our sales to K-12 schools are affected by school purchasing cycles and procedures, which can be quite bureaucratic. The cost of some of our K-12 license packages requires multiple levels of approval in a political environment, which results in a time-consuming sales cycle that can be difficult to predict. When a district decides to finance its license purchase, the time required to obtain these approvals can be extended even further. In addition, sales to schools are subject to budgeting constraints, which may require schools to find available discretionary funds, obtain grants or wait until subsequent budget cycles. As a result, our sales cycle generally takes several months, and in some cases, can take a year or longer. Therefore, we may devote significant time and energy to a particular customer sale over the course of many months, and then not make the sale when expected or at all. This can result in lower revenue and lost opportunities that can materially and adversely impact our revenue and net income.

Through the first three quarters of the year, we have seen educational decision makers grow more cautious in their decision-making, further lengthening our sales cycle. We attribute this greater caution to a variety of factors, including increased energy costs and the uncertainty of state funding in some geographic areas.

The restatement of our financial statements has had a material adverse impact on us, including increased costs and the increased possibility of legal or administrative proceedings against us, and reflected a material weakness in our internal control over financial reporting and disclosure controls and procedures.

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

•

The restatement reflected a material weakness in our internal control over financial reporting and disclosure controls and procedures. We have hired additional accounting staff and we are in the process of implementing changes in our internal controls over financial reporting with respect to revenue and deferred revenue. If we are unable to remedy the material weakness in an effective and timely manner, the material weakness may materially and adversely affect our ability to provide the public with timely and accurate material information about our Company, which could harm our reputation and share price

We rely on studies of student performance results to demonstrate the effectiveness of our products. If the validity of these studies or the conclusions that we draw from them are challenged, our reputation could be harmed and our business prospects and financial results could be materially and adversely affected.

We rely heavily on statistical studies of student results on assessments to demonstrate that our Fast ForWord products lead to improved student achievement. Reliance on these studies to support our claims about the effectiveness of our products involves risks, including the following:

•

The results of studies depend on schools’ appropriately implementing the products and adhering to the product protocol. If a school does not do so, the study may not show that our products produce substantial student improvements.

•

Some studies on which we rely may be challenged because the studies use a limited sample size, lack a randomly selected control group, include assistance or participation from the Company or its scientists, or have other design characteristics that are not optimal. These challenges may assert that these studies are not sufficiently rigorous or free from bias, and may lead to criticism of the validity of the study and the conclusions that we draw from it.

•	Schools studying the effectiveness of our products use the product with different types of students and use different assessments, sometimes making it difficult to aggregate or compare results.

Our sales and marketing efforts, as well as our reputation, could be adversely impacted if the studies upon which we rely to demonstrate the effectiveness of our products, or the conclusions we draw from those studies, are seen to be insufficient. The recent federal NCLB legislation has placed an increasing emphasis on the need for scientifically-based research. To the extent that scientifically based research becomes more important to the education market, challenges to the research that we use in marketing our products could become more potentially harmful to the Company.

Claims relating to data collection from our user base may subject us to liabilities and additional expense.

Schools and clinicians that use our products frequently use students’ names to register them in our products and enter into our database academic, diagnostic and/or demographic information about the students. In addition, the results of student use of our products are uploaded to our database. We have designed our system to safeguard this personally-identifiable information, but the protection of such information is an area of increasing public concern and significant government regulation, including but not limited to the Children’s Online Privacy Protection Act. If our privacy protection measures were ineffective, we could be subject to liability claims for unauthorized access to or misuses of personally-identifiable information stored in our database. We may also face additional expenses to analyze and comply with increasing regulation in this area.

We may experience difficulties in launching new products efficiently, without significant technical issues, and on schedule. This could materially slow sales or decrease profitability.

We launched three new products in 2005 and we expect to launch additional products in 2006 and future years.* Unexpected challenges could make these development projects longer or more expensive than planned. In addition, new technology products usually contain bugs that are not discovered in the testing process, and tend to be more challenging to implement when they are first introduced, especially in the diverse and challenging K-12 technology environment. Any significant defect or deficiency in our products could cause customers to cancel or delay orders, cause us to incur significant expenses remedying the problem, and harm our reputation.

Sales of our products depend on the availability of government funding for public school reading intervention purchases, which is variable and outside the control of both us and our direct customers. If such funding becomes less available, our public school customers may be unable to purchase our products and services on a scale or at prices that we anticipate, which would materially and adversely impact our revenue and profitability.

US public schools are funded primarily through state and local tax revenues, which are devoted primarily to school building costs, teacher salaries and general operating expenses. Public schools also receive funding from the federal government through a variety of federal programs, many of which target children who are poor and/or are struggling academically. Federal funds typically are restricted to specified uses.

We believe that the funding for a substantial portion of our K-12 sales comes from federal funding, in particular special education and Title 1 funding. While the total amount of federal funding for education has increased each year since 1996, the current federal budget deficit and competing federal priorities may impact the availability of federal education funding. A cutback in federal education funding could slow our sales.

State and local school funding can be significantly impacted by fluctuations in tax revenues due to changing economic conditions. From 2002 to 2004, the education technology industry generally experienced soft sales, frequently attributed to tight funding. We expect that future levels of state and local school spending will continue to be significantly affected by the general economic conditions and outlook. A downturn or continued softness in the economy might slow our sales. Increased energy costs for schools may also affect the level of resources available for purchasing our products.

We compete for sales with companies that have longer histories and greater resources than we do. We may not be able to compete effectively in the education market.

The market in which we operate is very competitive. While our products are highly differentiated by their neuroscience basis and their focus on the development of cognitive skills, we nevertheless compete vigorously for the funding available to schools. We compete not only against other software-based reading intervention products but also against print and service-based offerings from other companies and against traditional methods of teaching language and reading. Many of the companies providing these competitive offerings are much larger than Scientific Learning, are more established in the school market than we are, offer a broader range of products to schools, and have greater financial, technical, marketing and distribution resources than we do. Encouraged by the No Child Left Behind Act, new competitors may enter our market segment and offer actual or claimed results similar to those achieved by our products. In addition, although traditional approaches to language and reading are fundamentally different from our approach, the traditional methods are more widely known and accepted and, therefore, represent significant competition for available funds.

We have only recently become profitable.

We started operations in February 1996 and through 2002 incurred significant operating losses. We first became profitable in 2003 and first generated positive cash flow from operating activities in 2002. At December 31, 2004, we had an accumulated deficit of approximately $83.7 million from inception. Increasing our cash flow will require us to achieve higher sales goals in a soft K-12 market. Our ability to achieve these goals depends on many factors, some of which are outside of our control. To meet our sales targets, we will need to make substantial expenditures. We cannot assure you that we will meet our targets with respect to sales, revenues or operating results.

We have not yet been required to comply with Sarbanes-Oxley Section 404. We are presently engaged in a process of evaluating and documenting our internal control over financial reporting with the goal of achieving compliance no later than the end of 2007. The process is very costly and requires significant internal resources. Failure to comply with Section 404 could have a material adverse effect.

Under Sarbanes-Oxley Section 404, as implemented by the PCAOB, we will be required to provide a management report and auditors’ attestation and report on our internal control over financial reporting. We have not previously been subject to this requirement. Our deadline for compliance will be December 31, 2007, but it could be accelerated to December 31, 2006 if we become an “accelerated filer” under the US securities laws as of December 31, 2006. We will not know whether we will become an “accelerated filer” as of December 31, 2006 until June 30, 2006.

Historically, we have understood the importance of internal control over financial reporting, and on an on-going basis, we evaluate our controls, assess whether we should improve them and when appropriate, implement improvements. In connection with our restatements at the beginning of 2005, we concluded that we had a material weakness in our internal controls relating to revenue and deferred revenue. We are committed to implementing changes in our internal controls over financial reporting with respect to revenue and deferred revenue. We have hired additional accounting staff and we are in the process of evaluating what changes should be made in our controls. In order to achieve compliance with Section 404 specifically, we are now also engaged in a costly and challenging process to document and evaluate our internal control over financial reporting. This is requiring us to dedicate internal resources and engage outside consultants to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented, and (iv) implement a continuous reporting and improvement process for internal control. Despite our efforts, we cannot assure you that we and our independent auditors will conclude that, as of the deadline, our internal control over financial reporting will be effective under Section 404. If we are not able to so conclude, the financial markets could lose confidence in the reliability of our financial statements, which might materially and adversely affect our stock price.

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

Our common stock presently trades on the Nasdaq National Market, and our trading volume is low. For example, during the first nine months of 2005, our average daily trading volume was approximately 12,775 shares. The market price of our common stock has been highly volatile since our July 1999 initial public offering and could continue to be subject to wide fluctuations.

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

1.

We have expanded the size of our finance staff by adding two additional members. As a result, those members of the finance staff who are directly responsible for revenue accounting are able to devote more attention to this area. In addition, we are in the process of hiring a Revenue Accounting Manager who will assume full responsibility for all revenue accounting activities.

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

5.

We are in the process of developing a comprehensive revenue recognition manual to, among other things, define and document our revenue recognition policy, clarify the approval process for all standard and non-standard transactions, and document other revenue related tasks, such as the maintenance and tracking of VSOE data.

6.	We commissioned a review of our financial close process by a consulting firm to advise us on best practices. We are in the process of implementing their recommendations.

As required under Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Because of the revenue and deferred revenue issues discussed above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2005. Except for the changes noted above, during the quarter ended September 30, 2005, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 15, 2005, SkyTech, Inc. (“SkyTech”) served a complaint venued in the District Court for the State of Minnesota, Fourth Judicial District, alleging claims of fraud, breach of contract, breach of duty of good faith and fair dealing, tortious interference, and indemnity against us. SkyTech alleges that it entered into an independent sales representative agreement (the “Agreement”) with us in October 2002 pursuant to which it has an exclusive right to market our products to the “After School” market. SkyTech further alleges that we prevented SkyTech’s performance of the Agreement, and that we wrongly terminated the Agreement. SkyTech asserts that it is entitled to an unspecified amount of damages comprised of lost commissions and other damages, attorney’s fees, costs and punitive damages. In addition to the SkyTech claims, SkyLearn, L.L.C and HEK, Inc., both of which claim to be subcontractors of SkyTech, claim that they suffered damages from our alleged actions with respect to SkyTech. We have filed a motion to compel arbitration and to stay or, in the alternative, to dismiss the complaint, which is currently scheduled to be heard later in November 2005. We have also filed and served a demand for arbitration, seeking to recover the unpaid balance for orders placed by SkyTech and a declaratory judgment that we did not violate our agreement with SkyTech.

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

Dated: November 14, 2005

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