Form 10-K
period 2005-12-31
SCIENTIFIC LEARNING CORP
filed 2006-03-14
CIK 1042173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

|X|  Annual Report Pursuant to Section 13 or 15 (d) of the Securities

Exchange Act of 1934

For the fiscal year ended December 31, 2005 or

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

(State or other jurisdiction of                                                                  IRS Employer Identification Number)

incorporation or organization)

300 FRANK H. OGAWA PLAZA, SUITE 600

OAKLAND, CA 94612-2040

(Address of principal executive offices, including zip code)

   510-444-3500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act:

COMMON STOCK,

PAR VALUE

$0.001 PER SHARE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes: |_| No: |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes: |_| No: |X|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: |X| No: |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in rule12b-2 of the Exchange Act).

Large accelerated filer |_|  Accelerated filer |_|  Non-accelerated filer |X|

Indicate by check mark whether the Registrant is a shell company (as defined Rule 12b-2 of the Act).

Yes: |_| No: |X|

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2005 as reported on the Nasdaq National Market was approximately $40,309,344. Shares of Common Stock held by each director and executive officer and persons who owned 5% or more of the Registrant’s outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2006 the Registrant had outstanding 16,799,058 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference in Part III.

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not historical facts but rather are based on current expectations about our business and industry, as well as our beliefs and assumptions. Words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” and variations and negatives of these words and similar expressions are used to identify forward-looking statements. None of the forward-looking statements, including but not limited to those identified with asterisks(*) in this report is a guarantee of future performance or events, and all are subject to risks, uncertainties and other factors, many of which are beyond our control and some of which we may not even be presently aware. As a result, our future results and other future events or trends may differ materially from those anticipated in our forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, the risks and uncertainties discussed in Item 1A, Risk Factors and in Item 7, Management’s Discussion and Analysis. We also refer you to the risk factors that are or may be discussed from time to time in our public announcements and our other filings with the SEC, including our future Forms 8-K, 10-Q and 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

ITEM 1.	BUSINESS

We develop and distribute the Fast ForWord® family of reading intervention software. Our patented products build learning capacity by rigorously and systematically applying neuroscience principles to improve the fundamental neuro-cognitive skills required to read and learn.

Reading is essential for success in school and in life, yet according to the National Assessment of Educational Progress conducted by the U.S. Department of Education, in 2005 36% of fourth graders in the U.S. had below basic reading scores and 69% were not proficient in reading at grade level. Among students eligible for free or reduced-price lunches, the NAEP found that 84% of fourth graders were not proficient in reading at grade level. According to the NAEP, between 1992 and 2005, there was no statistically significant change in the proportion of fourth graders below basic, despite a national focus on reading and significant and increased federal funding.

Learning to read proficiently is a complex task involving multiple cognitive processes. In recent years, scientists have come to a much better understanding of these processes. Our software products are based on and incorporate learning from more than 30 years of research on the brain, language and reading. Extensive outcomes research by independent researchers, school districts, our founding scientists and our company demonstrates that the Fast ForWord products help students attain fast and enduring gains in the skills critical for reading.

At the end of 2005, our product family included 13 offerings, all focused on building learning capacity. Our Fast ForWord family includes products that develop cognitive skills in the specific contexts of early literacy development, foundational language skills, linking spoken language and print, reading skills from grade levels K through 5 and adolescent intervention. To assist educators in getting the best results from their Fast ForWord implementations, we offer a web-based data analysis and reporting tool that provides diagnostic and prescriptive information and intervention strategies and allows educators to track student progress and move students appropriately through the product sequence. To encourage best practices in the use of our products, we provide on-site and remote services, including product training, professional development, implementation management, consulting and technical installation. We also provide technical, instructional and customer support and a wide variety of web-based resources.

From our inception through the end of 2005, approximately 3,800 schools had purchased at least $10,000 of our Fast ForWord product licenses and services, and during 2005 over 135,000 new students enrolled in one of our products.

MARKETS

K-12 MARKET

Our primary market is K-12 schools in the United States. In each of the last three years, the K-12 sector has represented more than 90% of our booked sales.

The K-12 market is large. The National Center for Education Statistics, part of the U.S. Department of Education, estimates that in fall 2005 U.S. K-12 schools enrolled more than 54 million students, and projects that K-12 enrollment will continue growing to 56.7 million students in 2014.* Market Data Retrieval, a supplier of market information to the education industry, estimates that there are approximately 14,500 public school districts in the U.S. and 105,000 public and private school buildings, or sites.

The K-12 instructional materials market can be divided along a variety of characteristics based on type of instructional material (for example, basal, supplemental, reference, assessment), subject matter (reading, math, etc.), and medium (for example, print, software, on-line content, manipulatives). Using these categories, our products are best classified as supplemental software for reading intervention. Eduventures, a strategic consulting firm in the education industry, estimates that in 2003, K-12 schools spent $3.3 billion on supplemental content for all subject areas. Education Market Report’s Complete K-12 Newsletter (July 2005) estimated the market for all educational software at approximately $800 million for the 2004 – 2005 school year, growing approximately 10% over 2003-2004, compared to declining or flat sales in the years from 2001 to 2004. The supplemental market is highly fragmented, with numerous suppliers. We believe that we presently have a small share of the reading intervention supplemental market.

Reading achievement, grade level proficiency, and accountability were reconfirmed as important national educational priorities by the federal No Child Left Behind (NCLB) Act of 2001. NCLB also emphasizes the need to use proven practices and products grounded in scientifically based research to improve student performance. Our products align well with the emphases of NCLB. Fast ForWord products improve reading performance by increasing learning capacity through applying proven neuroscience principles to develop cognitive skills. Our products help bring struggling students to grade level and assist educators in meeting their accountability objectives. The results that can be achieved through our products are established by research conducted by independent academic researchers and school districts as well as by our founding scientists and our company. To date, more than 800 publications have described the Fast ForWord products, the results that have been achieved using our products or the foundational research on which the products are based. We believe that our products’ alignment with the important national priorities outlined in NCLB assists us in marketing and selling our products.

K-12 FUNDING

The general availability of funding for public schools fluctuates from time to time. State and local education funding is sensitive to levels of state and local tax revenues, which fluctuate with general economic activity. Substantial federal resources also fund a wide variety of education programs, many of which are focused on reading improvement.

According to a recent survey by the National Conference of State Legislatures, state budget conditions continue to improve following difficult state budgets in earlier years.* State budget overruns are declining, although states still report increasing spending demands for Medicaid and other health care programs, corrections, education and other priorities.*

Among the federal education programs, we believe that Title 1 and IDEA (special education) have been the most significant sources of funds for purchases of Fast ForWord licenses. The 2006 federal appropriations for these programs are at approximately the same level as in 2005. The current federal budget deficit and competing priorities, however, may impact the continuing availability of federal education funding. The President’s 2007 federal budget proposal calls for a decrease in overall federal education funding, particularly in funding for technology, but proposes increases in special education funding and would hold Title 1 funding level.

OTHER MARKETS

In addition to selling to K-12 schools, in the United States and Canada we also sell to and through private practice professionals, learning centers, hospitals and clinics and to correctional institutions. These speech and language and other professionals recommend the use of our products to appropriate clients and then supervise the use of the software, often in connection with their other services. In 2005, over 600 non-school professionals and entities used our products. While these private professionals represent a small percentage of total booked sales, they remain significant to us. Private practice professionals were our first market, and many have extensive knowledge about our products and their use that can be valuable for us and for all of our customers. These professionals sometimes provide contract services to schools and from time to time recommend Fast ForWord products for students in those schools.

We are also building a network of independent value-added resellers outside the United States and Canada. At December 31, 2005, we had fifteen of these resellers. In 2005, booked sales outside the United States and Canada increased, but to date have not been significant.

PRODUCTS

Our Fast ForWord family of products consists of award-winning reading intervention software that builds learning capacity. Our products systematically and rigorously apply proven neuroscience principles to develop the neuro-cognitive skills required to read and learn effectively, using exercises based on language and reading skills. The results from our products are fast, effective and enduring, and have been demonstrated through brain imaging studies, changes in achievement on standardized reading tests and more than fifty efficacy studies.

COGNITIVE SKILLS DEVELOPMENT

Reading and learning require a variety of foundational neuro-cognitive skills, all functioning together. The Fast ForWord products build learning capacity by developing the prerequisite skills that enable students to take greater advantage of their reading instruction and improve their reading proficiency. Fast ForWord products do this by building the cognitive skills of memory, attention, processing and sequencing, which we call Learning MAPs.

Memory. The ability to hold information short- and long-term, essential for word recognition, comprehension of complex sentences and for remembering instructions.

Attention. The ability to focus on tasks and ignore distractions.

Processing. The ability to address information such as images and sounds quickly enough to discriminate their differences. Processing skills are an essential prerequisite for phonemic awareness (the ability to distinguish among and manipulate the smallest sounds in language that can change meaning) and reading.

Sequencing. The ability to quickly and accurately determine which of two events or stimuli comes first, which is supported by memory, attention, and processing. Sequencing is essential for developing phonemic awareness, word fluency, and oral and reading comprehension.

FAST POWER LEARNING™ FORMULA

Neuroscience and cognitive research has demonstrated the importance of frequency and intensity, adaptivity, simultaneous development, and timely motivation for learning new tasks and establishing change in brain function. The Fast ForWord products use these principles to achieve results that help students build learning capacity by developing cognitive skills.

Frequency and intensity: Brain plasticity research demonstrates that completing a set of learning tasks in a frequent, intense timeframe is needed to make the changes in brain functioning that enhance learning. To maximize the efficacy of our products, we have established protocols for our major products that require between 48 and 100 minutes of product use a day, five days per week.

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

PRODUCTS IN THE FAST FORWORD FAMILY

During 2005, our Fast ForWord family of products accounted for 75% of revenue. These software products function with a wide variety of hardware and software configurations and are designed to work with the computer technology widely available in schools.

Language Series Products

Fast ForWord Language, our first product, builds learning capacity through developing cognitive skills using exercises that specifically focus on oral language comprehension and listening, including phonological awareness (the understanding that words are composed of sounds and the ability to identify and manipulate the sounds of language), listening accuracy and comprehension, working memory, and familiarity with language structures. The Fast ForWord Language product uses acoustically modified speech, which stretches and emphasizes particular sounds in an adaptive manner, to help children learn to quickly isolate and recognize individual speech sounds, an underlying skill critical to reading.

Fast ForWord Middle and High School software is designed for adolescents and teenagers who lack reading proficiency. Its content and exercises are similar to those in Fast ForWord Language, but are delivered in an age-appropriate sports-themed user interface.

Fast ForWord Language to Reading software builds learning capacity while helping students make the link between spoken language and written language, using exercises that focus on word analysis, listening comprehension, working memory, grammar, syntax, and vocabulary.

Fast ForWord Language Basics product, launched in 2005, targets early literacy development and builds visual and sustained auditory attention and sound sequencing cognitive skills.

Reading Series Products

Fast ForWord to Reading is a series of products that build learning capacity through developing cognitive skills using exercises focused on critical reading abilities. Like the Language Series products, the Reading Series products systematically and rigorously apply fundamental neuroscience principles.

The Reading Series exercises focus on phonemic awareness, phonics and decoding, spelling, vocabulary, fluency and comprehension. At the upper levels of the series, students use these products to build familiarity with writing conventions, extend word level knowledge of semantic, phonological, morphological and syntactic structures, and advance their sentence and passage comprehension skills. (Morphology relates to the use of words, letters, and letter combinations that change the meaning of a word. Syntax relates to how grammatical markers and words are combined to make meaningful sentences.)

At the end of 2005, our Reading series consisted of six products, starting at Fast ForWord to Reading Prep (correlated to generally-accepted standards for kindergarten-level skills) and progressing through Fast ForWord to Reading 5 (correlated to fifth grade skills). Fast ForWord to Reading Prep and Fast ForWord to Reading 5 were introduced in 2005.

PRODUCT EFFECTIVENESS

Research by our school district customers, independent academics and our own scientists has demonstrated that Fast ForWord products improve language and reading skills across a broad spectrum of demographic groups, and we continue to accumulate outcomes data from students in classrooms across the country. During 2005 over 135,000 individuals enrolled in Fast ForWord products, and we have accumulated research outcomes on more than 45,000 individuals, including approximately 22,000 controls. Published studies show outcomes from more than 400 sites. Gains have been confirmed among a variety of groups, including African-American students, Hispanic students, students with limited English proficiency, students struggling with reading, and students of low socio-economic status. Gains on specific reading skills have been confirmed using several standardized, nationally normed reading tests. In addition, schools that have used Fast ForWord products have provided us with state achievement test scores from students before and after they have used Fast ForWord products. Analyses of these data have demonstrated that, following Fast ForWord participation, students, on average, achieve significant improvements on a wide variety of important achievement tests.

The underlying basis for these achievement gains is demonstrated by the Stanford University study published in 2003 in the Proceedings of the National Academy of Sciences. This study confirmed that after using the Fast ForWord Language product, students on average experienced significant changes in brain activation patterns as shown by functional magnetic resonance imaging, coupled with significant improvements in reading performance.

LICENSE TERMS

We license our products in a variety of configurations to meet the customer’s needs. Schools typically purchase site or workstation licenses, which are available either as a perpetual license or for a limited term. The license package typically contains at least two of our Language series products and varying quantities of our Reading series products. Most customers also purchase implementation services, which we believe are important to encourage successful use of the products. Our license package list prices range from $10,000 to $85,000 per site, depending on the number of products, the number of workstations, the duration of the license and the volume purchased.

Products licensed for administration by private practice professionals are generally purchased on a per product per student basis. Our Language and Reading series products presently list for between $500 and $900 per product per student. The private practice professional charges separately for his or her services. Hospitals, clinics and learning centers purchase both per-product per-student licenses and site or workstation licenses, depending on their size and needs.

FAST FORWORD TO LEARNING SERVICES AND SUPPORT

One of our key strategic goals is to broaden market acceptance of our products as effective reading intervention solutions.* We believe that selling more services is critical to achieving that goal because, in order to achieve successful implementations, many school customers require significant implementation support. In 2005, services and support accounted for 25% of revenue, compared to 26% in 2004 and 18% in 2003. At the end of 2005, our service and support organization included 40 employees supplemented by 33 independent contractors who provide on-site customer training and technical services.

SERVICES

School districts have limited resources to support technology at dispersed sites, so they tend to seek products that are easy to implement and maintain. To facilitate effective implementation, we offer on-site product training, technical installation, implementation management, consulting, and professional development services.

To help our customers obtain the best possible student achievement results, our product training and professional development sessions provide an extensive hands-on introduction to our products, “best practices” implementation strategies, and an introduction to the science behind our products. We also offer implementation management services and consulting on data analysis and interpretation, intervention and motivation strategies, connecting with classroom teachers and other topics of interest to the customer.

We host national and regional Circle of Learning user conferences and a spectrum of forums, workshops, and seminars for customers and prospective customers. At these gatherings, speakers provide information on advances in neuroscience and learning and current customers offer actual case studies on how Fast ForWord products impact student achievement. These sessions provide Fast ForWord users with opportunities to network and develop informal support relationships.

PROGRESS TRACKER

We offer the Progress Tracker Internet-based data analysis and reporting tool to maximize the effectiveness of implementations of the Language and Reading Series products. This easy-to-use web-based tool provides detailed reports on the student, classroom, school and district level, permitting educators to see exactly how individuals and groups are progressing on specific skills. The Progress Tracker system provides both diagnostic and prescriptive information, giving educators timely and specific intervention strategies. Progress Tracker data can be reported by subgroup, providing a tool for educators to analyze their progress towards their Annual Yearly Progress requirements, which are mandated by NCLB. Progress Tracker also provides correlations that align the Fast ForWord products to state learning standards and selected core reading programs. Customers can configure the system to send automatic emails to parents, administrators or others to provide easy periodic updates.

SUPPORT

For customers who purchase our support services, we provide progress monitoring, software maintenance releases, and extensive telephone, email and web-based support. Our progress monitoring services provide customers on-going remote monitoring of their students’ progress by our staff, with periodic out-bound telephone contact tailored to the customer’s level of progress and use. Our Customer Connect Website provides extensive implementation and technical resources, together with Web-based seminars. In our customer surveys, customers using Fast ForWord products generally give excellent ratings to the support they receive and the professionalism of our support team.

WARRANTY

We generally provide a warranty that our software products operate substantially as described in the manuals and guides that accompany the software for a period of 90 days. The warranty excludes damage from misuse, accident, and certain other circumstances. To date, we have not experienced any significant warranty expense.

STRATEGY

Our strategic growth plan focuses on four key elements. Our first key strategic goal is for the mainstream reading intervention market to accept our products as effectively meeting the needs of struggling readers of all grade levels. Critical elements of our strategy to expand our market acceptance are:

•	Expanding our product line through product development, partnering and/or acquisition so that we offer a more complete reading intervention product suite;
•	Improving the results achieved by our customers by making our implementation, support and service models more systematic, sustainable and effective; and
•

Building brand awareness based on our key differentiator – that our products build learning capacity, as well as our patented neuroscience-based technology, and the fast, effective, enduring and proven results of our products.

Our second key strategy is to increase the size of our K-12 sales force while improving sales force productivity. We focus particularly on selling to districts and geographic areas with a high need for our products and sufficient funding to purchase. Initial sales to a school district are typically small with the goal of then moving to a district-level multi-site transaction.

Third, we seek to build a sustainable competitive advantage by both providing credible research demonstrating the efficacy of our products and establishing the importance of scientific method and outcomes research for selecting educational products and services. Our heritage supports us in accomplishing this strategy. Our products are based on more than 30 years of neuroscience and cognitive research, and the technology on which our initial products were developed grew out of a scientific collaboration between neuroscientists from two major research universities. From the founding of our company, we have devoted significant resources to demonstrating that our products improve learning, and we continue to accumulate outcomes data from students in classrooms across the country.

Our final key strategy is to opportunistically position for growth outside the K-12 reading intervention market in United States and Canada. In 2005, we significantly expanded our network of independent value added resellers outside North America, and focused more resources on the corrections market in the United States.

Although we are pursuing our strategy vigorously, we cannot assure you that we will be able to achieve our strategic objectives.

SALES AND MARKETING

We sell to our principal market, K-12 school districts throughout the United States, primarily using a direct sales force. During 2005, our average number of field sales representatives grew by 33% compared to 2004. These sales personnel typically are experienced professionals with backgrounds in selling technology-based curriculum products to the K-12 market. Most bring strong relationships with educators built over many years. We support our sales representatives with a strong field sales management team with extensive experience in this market and with strategic consultants, who frequently are retired school district superintendents and other senior district administrators, and who have extensive experience and relationships in K-12 education. To reach smaller and rural schools, to a limited extent we also sell our products through school consortiums and regional service centers. Our field sales force also sells to the corrections market.

To market our products, we conduct and participate in sponsored events for educational decision-makers, at which we explain the uniqueness and value of the Fast ForWord solution, conduct direct marketing campaigns and participate in selected trade shows. In our marketing, we emphasize the unique characteristics of our solution, our neuroscience research basis, and our proven impact on student achievement. On our scientificlearning.com website, we post results reports documenting the student gains our customers have achieved at schools throughout the U.S.

We sell to clinical professionals, learning centers, hospitals and clinics principally through direct marketing (mail, web and telesales) and conferences (both industry conferences and forums we conduct ourselves).

We are also building a network of independent value-added resellers outside North America. At December 31, 2005, we had relationships with fifteen resellers. While to date booked sales outside North America have not been significant, our goal is to build this distribution channel as a base for future growth in the longer term.*

COMPETITION

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

Our products are highly differentiated by their neuroscience basis and their focus on the development of learning capacity through improving cognitive skills. However, we compete vigorously for available funding against other companies offering educational software and other language and reading programs, as well as with providers of traditional methods of teaching language and reading. Many of the companies providing these competitive offerings are much larger than Scientific Learning, are more established in the school market than we are, offer a broader range of products to schools, and have greater financial, technical, marketing and distribution resources than we do. Competitors may enter our market segment and offer actual or claimed results similar to those achieved by our products. In addition, although the traditional approaches to language and reading are fundamentally different from the approach we take, the traditional methods are more widely known and accepted and, therefore, represent significant competition for available funds.

RESEARCH AND DEVELOPMENT

The markets in which we compete are characterized by frequent product introductions and evolving educational standards and approaches. Our future success will depend in part on our ability to continue to enhance and update our existing products or to develop and successfully introduce new products.

Our research and development expenses were approximately $3.9 million, $3.6 million, and $3.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, 23 of our employees were engaged in research and development activities, which include both product development and outcomes research.

DEVELOPMENT

Our development efforts focus on making our products more effective and easier to use and broadening our product solution. All of our current development efforts are focused on products related to reading and language, principally for use in a school environment.

Our products rely on market-tested technology and uniform platforms and are developed in a shared authoring environment, so that customers can easily broaden their Fast ForWord implementations, as well as move students easily among our products. We analyze the data that is uploaded through our Progress Tracker tool to identify trends in product use and efficacy and help us develop improvements to our products.

In 2005 we launched two products in our Fast ForWord to Reading series, Fast ForWord to Reading Prep and Fast ForWord to Reading 5. We also launched Fast ForWord Language Basics and extensive enhancements to our Progress Tracker Internet data system. We expect to launch additional products during 2006. We cannot guarantee that we will meet our intended introduction schedule for future products, or that future products will be free of technical issues or be well received in the market.

RESEARCH

Our company was founded by neuroscientists, and our products are based on the learning from more than 30 years of neuroscience and cognitive research. We continue to support research to demonstrate the outcomes of our products, as well as to identify and support new product and product improvement opportunities. We believe that the emphasis in the No Child Left Behind Act on scientifically based instructional approaches validates our long-standing support of research on the efficacy of our products, which has included projects at some of the country’s top research universities.

Support of Outcomes Research

School districts throughout the country are studying the impact of Fast ForWord products on their students’ reading achievement. Many of these studies focus on outcomes related to state standards and accompanying state assessment programs. We encourage these studies, assist with data analysis when appropriate and make results available on our Scientific Learning web site.

Researchers at Stanford University are completing a randomized controlled study on the effects of using multiple Fast ForWord products. The study includes students at a wide variety of skill levels, ranging from just below proficient to well below proficient. An advisory board of reading research experts is monitoring the research design, methods and data analyses procedures. The students have completed their Fast ForWord product use, all data has been collected and the researchers are in the process of analyzing the results. We provided a donation to the Haan Foundation to fund a portion of the study.

In 2005, researchers at Hong Kong Polytechnic University completed a controlled study of the impact of the Fast ForWord Language products on Cantonese-speaking children who were poor readers in both English and Chinese relative to their peers. We supported this study by providing complimentary product licenses. A preliminary report of the results indicates that the students who used the Fast ForWord product improved their reading skills in both English and Chinese.

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

INTELLECTUAL PROPERTY

Our intellectual property strategy addresses both product technology and product concepts. Our policy is to protect our proprietary rights in our products and technology through a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures, and contractual provisions.

At December 31, 2005, we held 51 issued U.S. patents and ten pending U.S. applications. We also held four issued patents from other countries and had 11 applications pending abroad. We were the exclusive licensee under 11 issued U.S. patents, three issued foreign patents, and one pending foreign patent application. The U.S. patents expire between 2014 and 2019.

We also have 15 U.S. trademark registrations, including registrations for marks including “Fast ForWord,” our most important trademark.

The patents and applications that we license are owned by the Regents of the University of California and Rutgers, the State University of New Jersey, and relate to the basic speech and sound modification and adaptive technology developed at those institutions. In 2005, approximately 53% of our product booked sales were derived from selling products that use the licensed inventions. This license is exclusive and extends for the life of the University patents, which expire in 2014. If we were to lose our rights under this license, it would materially harm our business. This license requires payment of royalties based upon cumulative net booked sales of our products, subject to certain minimum royalty amounts. In 2006 and each year thereafter, the minimum royalty payment is $150,000. In 2005, 2004 and 2003, we had approximately $1,082,000, $746,000 and $939,000, respectively in royalty expense under the license.

In September 2003, we transferred certain of our technology to Posit Science Corporation (“PSC”) (formerly named Neuroscience Solutions Corporation) for use in the healthcare field. The transaction included a license of the patents we own, a sublicense of the patents we license from the University of California and Rutgers, the license of certain software we developed, and the sale of some research-related assets. All of the rights licensed to PSC are limited to the healthcare field and most of the licenses are exclusive in that field. We continue to use the licensed patents and technology in the fields of education and speech and language therapy, and retain all rights to our technology outside of the specified healthcare field.

The rights were acquired by PSC for a combination of cash, stock, and future royalties. The two companies also have agreed to share certain additional technology as it is developed. PSC is a San Francisco-based company that is developing a series of software-based products for healthcare markets based on research in neuroplasticity. PSC’s first products focus on issues of aging. Dr. Michael M. Merzenich, who is a founder, director, significant stockholder and former officer of the Company, is also a founder, director, significant shareholder and officer of PSC.

SEASONALITY

Our quarterly booked sales and revenue fluctuate seasonally, reflecting a number of factors including school purchasing practices, budget cycles and instructional periods. Historically, our booked sales have been lowest in the first quarter of the year.

BACKLOG

Our deferred revenue was approximately $17.0 million and $25.8 million at December 31, 2005 and 2004, respectively. These deferred revenues are primarily composed of the portion of multi-year sales, term-based sales, support and Progress Tracker sales not yet recognized as revenue, and professional development and technical services that have not yet been performed. Approximately $5.8 million of our deferred revenue as of December 31, 2005 is expected to be recognized subsequent to December 31, 2006.

ADDITIONAL INFORMATION

As of December 31, 2005, we had 173 full-time and five part-time employees. We believe our relations with employees are good. None of our employees is represented by a union or subject to collective bargaining agreements.

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

ITEM 1A.	RISK FACTORS

The following factors as well as other information contained in this report should be considered in making any investment decision related to our common stock. If any of the following risks actually occurs, our business, financial condition and results of operations could be materially and adversely affected and the trading price of our common stock could decline.

To grow our business, we need to increase acceptance of our products among K-12 education purchasers. Failure to do so would materially and adversely impact our revenue, profitability and growth prospects.

We believe that to date most educators who have used Fast ForWord products are “early adopters.” Early adopters make up a relatively small proportion of our K-12 market, so in order to grow our revenue and profit, we need to increase our booked sales beyond early adopters to more conservative customers. We believe that our ability to grow acceptance of our products in the conservative K-12 education market will depend largely on the critical factors discussed below.

Our Fast ForWord products use an approach that differs from the approaches that schools have traditionally used to address reading problems. In particular, our products work because they increase learning capacity, are based on neuroscience research and focus on the development of cognitive skills. All of these concepts may be unfamiliar to educators. K-12 educational practices are slow to change, and it can be difficult to convince educators of the value of a substantially different approach.

In order to obtain the best student results from using our product, schools must follow a recommended protocol for Fast ForWord use, which requires a substantial amount of time out of a limited and already crowded school day. Our recommendation that schools follow a prescribed protocol in using our products may limit the number of schools willing to purchase from us. In addition, if our products are not used in accordance with the protocol, they may not produce the expected student results, which may lead to customer dissatisfaction and decreased booked sales.

Our products are generally implemented in a computer lab with a lab coach or teacher rather than in the classroom with the students’ regular classroom teachers. To better reach mainstream customers, encourage additional booked sales from existing customers and improve student achievement results, we need to better engage classroom teachers in the products’ implementation, in an effective and efficient manner.

We encourage our customers to purchase significant levels of field service because we believe that these services enable more effective product use and lead to stronger student achievement gains. If we are unable to continue to convince customers to purchase these levels of service, customers may experience more difficulty with their implementations.

If we are unable to convince our market of the value of our significantly different approach and otherwise overcome the challenges identified above, our booked sales and growth prospects could be materially and adversely impacted and our profitability could decline.

It is difficult to accurately forecast our future financial results, and we believe that in 2006, our quarterly revenue has become more difficult to predict. This may cause us to fail to achieve the financial performance anticipated by investors and financial analysts, which could cause the price of our stock to decline.

Our booked sales, revenues and net income or loss are difficult to predict and may fluctuate substantially from quarter to quarter as a result of many factors, including those discussed below.

A significant proportion of our customers’ purchases are made within the last two weeks of each quarter. We therefore have limited visibility on actual booked sales for the quarter until the end of the quarter. If a customer unexpectedly postpones or cancels an expected purchase due to changes in the customer’s objectives, priorities, budget or personnel, we may experience an unexpected booked sales shortfall that cannot be made up in the quarter.

The timing of the recognition of revenue from our booked sales can also be unpredictable. Our various license and service packages have substantially differing revenue recognition periods, and it may be difficult to predict which license package a customer will purchase, even when the amount and timing of a sale can be projected.

Since our December 2004 pricing change, we recognize revenue from most of our perpetual license sales at the time of sale. Before that change, perpetual license revenue was recognized over the related service period. Because of this transition, in 2005 we recognized substantial revenue from perpetual licenses booked in 2003 and 2004, as well as perpetual license sales in 2005. In 2006, we expect that much more of our perpetual license revenue in each quarter will be derived from sales in that quarter.* Because our booked sales are difficult to predict, our quarterly perpetual license revenue has therefore become more unpredictable.

In addition, our sales strategy emphasizes large, district-level, multi-site transactions. The receipt or implementation of a single large order, or conversely its loss or delay, can significantly impact the level of sales booked and revenue recognized in a given quarter.

Our expense levels are based on our expectations of future booked sales and are primarily fixed in the short term. We may not be able to adjust spending in a timely manner to compensate for any unexpected booked sales shortfall, which could cause our net income to fluctuate unexpectedly.

Failure to achieve the financial results expected by investors and financial analysts in a given quarter could cause an immediate and significant decline in the trading price of our common stock.

Our current liquidity resources may not be sufficient to meet our needs.

We believe that cash flow from operations will be our primary source of funding for our operations during 2006 and the next several years.* In 2003 and 2004 we generated $3.9 and $6.3 million respectively in cash from operating activities. In 2005, we used $2.1 million in cash in our operating activities, reflecting the decline in our booked sales and higher expenses to support our growth goals. We expect to again generate positive cash flow from operations in 2006.* This will require us to achieve certain levels of booked sales and expenses.

In addition, we have a line of credit with Comerica Bank totaling $5.0 million, which expires June 2, 2007. At December 31, 2005 no borrowings were outstanding and we were in compliance with the covenants of that line.

If we are unable to achieve sufficient levels of cash flow from operations, or are unable to obtain waivers or amendments from Comerica in the event we do not comply with our covenants, we would be required either to obtain debt or equity financing from other sources, or to reduce expenses. Reducing our expenses could adversely affect our operations by reducing the resources available for sales, marketing, research or development efforts. We cannot assure you that we will be able to secure additional debt or equity financing on acceptable terms, if at all.

Our sales cycle tends to be long and somewhat unpredictable, which may result in delayed or lost revenue, which could materially and adversely impact our revenue and net income.

Like other companies in the instructional market, our booked sales to K-12 schools are affected by school purchasing cycles and procedures, which can be quite bureaucratic. The cost of some of our K-12 license packages requires multiple levels of approval in a political environment, which results in a time-consuming sales cycle that can be difficult to predict. When a district decides to finance its license purchase, the time required to obtain necessary approvals can be extended even further. In addition, booked sales to schools are subject to budgeting constraints, which may require schools to find available discretionary funds, obtain grants or wait until subsequent budget cycles. As a result, our sales cycle generally takes several months, and in some cases, can take a year or longer. Therefore, we may devote significant time and energy to a particular customer sale over the course of many months, and then not make the sale when expected or at all. This can result in lower revenue and lost opportunities that can materially and adversely impact our revenue and net income.

Throughout 2005, we have seen educational decision makers grow more cautious in their decision-making, further lengthening our sales cycle.

The restatement of our financial statements has increased the possibility of legal or administrative proceedings against us.

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

In addition, the restatement reflected a material weakness in our internal control over financial reporting and disclosure controls and procedures. To address this material weakness, we hired additional accounting staff and implemented changes in our processes, procedures and controls relating to revenue and deferred revenue. Although our management has concluded and the Audit Committee has concurred that, at December 31, 2005, we no longer have a material weakness in our internal control over financial reporting, we cannot assure you that we will not detect additional material weaknesses in our internal control over financial reporting in the future, further compounding the risks identified above.

We may be unable to continue to be profitable.

We started operations in February 1996 and through 2002 incurred significant operating losses. We first became profitable in 2003, incurred a net loss in 2004 and were again profitable in 2005. We expect that in 2006 we will record a net loss,* partially because of the implementation of FAS 123(R), which requires us to record compensation expense for employee stock awards. At December 31, 2005, we had an accumulated deficit of approximately $78.1 million from inception.

Our strategic and operating goals include increasing our booked sales and cash flow. In 2005, our booked sales fell approximately 15% from 2004. Our ability to achieve increased booked sales and cash flow depends on many factors, including but not limited to market acceptance of our products, availability of funding, customers’ prior experience with our products, and general economic conditions, some of which are outside of our control. To meet our booked sales targets, we will need to incur substantial expenditures. We cannot assure you that we will meet our targets with respect to booked sales, revenues or operating results.

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

•

Some studies on which we rely may be challenged because the studies use a limited sample size, lack a randomly selected control group, include assistance or participation from the Company or its scientists, or have other design characteristics that are not optimal. These challenges may assert that these studies are not sufficiently rigorous or free from bias, and may lead to criticism of the validity of the studies and the conclusions that we draw from them.

•	Schools studying the effectiveness of our products use the product with different types of students and use different assessments, sometimes making it difficult to aggregate or compare results.

Our sales and marketing efforts, as well as our reputation, could be adversely impacted if the studies upon which we rely to demonstrate the effectiveness of our products, or the conclusions we draw from those studies, are seen to be insufficient. The recent federal NCLB legislation has placed an increasing emphasis on the need for scientifically-based research. To the extent that scientifically based research becomes more important to the education market, challenges to the research that we use in marketing our products could become more potentially harmful to us.

Claims relating to data collection from our user base may subject us to liabilities and additional expense.

Schools and clinicians that use our products frequently use students’ names to register them in our products and enter into our database academic, diagnostic and/or demographic information about the students. In addition, the results of student use of our products are uploaded to our database. We have designed our system to safeguard this personally-identifiable information, but the protection of such information is an area of increasing public concern and significant government regulation, including but not limited to the Children’s Online Privacy Protection Act. If our privacy protection measures prove to be ineffective, we could be subject to liability claims for unauthorized access to or misuses of personally-identifiable information stored in our database. We may also face additional expenses to analyze and comply with increasing regulation in this area.

We may experience difficulties in launching new products efficiently, without significant technical issues, and on schedule. This could materially slow booked sales or decrease profitability.

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

Booked sales of our products depend on the availability of government funding for public school reading intervention purchases, which is variable and outside the control of both us and our direct customers. If such funding becomes less available, our public school customers may be unable to purchase our products and services on a scale or at prices that we anticipate, which would materially and adversely impact our revenue and profitability.

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

We believe that the funding for a substantial portion of our K-12 booked sales comes from federal funding, in particular special education and Title 1 funding. The current federal budget deficit and competing federal priorities may impact the availability of federal education funding. A cutback in federal education funding could slow our booked sales.

State and local school funding can be significantly impacted by fluctuations in tax revenues due to changing economic conditions. We expect that future levels of state and local school spending will continue to be significantly affected by the general economic conditions and outlook. A downturn in the economy might slow our booked sales. Increased energy costs for schools may also affect the level of resources available for purchasing our products.

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

We are not yet required to comply with Sarbanes-Oxley Section 404. We are presently engaged in a process of evaluating and documenting our internal control over financial reporting with the goal of achieving compliance no later than the end of 2007. The process is very costly and requires significant internal resources. If we are unable to comply with Section 404 when we are required to do so or are unable to conclude that our internal control over financial reporting is effective, such non compliance or ineffective controls could have a materially adverse effect on us.

Under Sarbanes-Oxley Section 404, as implemented by the SEC and PCAOB, we will be required to provide a management report and auditors’ attestation and report on our internal control over financial reporting. We have not previously been subject to this requirement. Under current rules, our deadline for compliance will be December 31, 2007, but it could be accelerated to December 31, 2006 if we become an “accelerated filer” under the US securities laws as of December 31, 2006. We will not know whether we will become an “accelerated filer” as of December 31, 2006 until June 30, 2006.

Historically, we have understood the importance of internal control over financial reporting, and on an ongoing basis, we evaluate our controls, assess whether we should improve them and when appropriate, implement improvements. In connection with our restatements in 2005, we concluded that we had a material weakness in our internal controls relating to revenue and deferred revenue. To address this material weakness, we hired additional accounting staff and we implemented changes in our processes, procedures and controls relating to revenue and deferred revenue. In connection with the audit of our financial statements for the year ended December 31, 2005, management concluded and the Audit Committee concurred that, at December 31, 2005, we no longer have a material weakness in our internal control over financial reporting. We cannot assure you that, in the course of implementing our processes to achieve compliance with Section 404, we will not detect additional material weaknesses in our internal control over financial reporting.

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

At December 31, 2005, Warburg, Pincus Ventures, our largest shareholder, owned approximately 46% of the Company’s outstanding stock and, in the aggregate, our directors and executive officers and their affiliates held more than 60% of the outstanding stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may have interests that diverge from those of other stockholders. This concentration of ownership may also delay, prevent or deter a change in control of our company.

Our common stock is thinly traded and its price is volatile.

Our common stock presently trades on the Nasdaq National Market, and our trading volume is low. For example, during 2005, our average daily trading volume was approximately 15,111 shares. The market price of our common stock has been highly volatile since our July 1999 initial public offering and could continue to be subject to wide fluctuations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.	PROPERTIES

We lease approximately 30,500 square feet of office space in Oakland, California under a lease that expires in December 2013. The lease includes two five-year options to extend the term of the lease. We believe our facilities are sufficient for our operations currently and should be adequate to meet our needs for at least the next two years.*

ITEM 3.	LEGAL PROCEEDINGS

On July 15, 2005, SkyTech, Inc. (“SkyTech”) filed a complaint against us in the District Court for the State of Minnesota, Fourth Judicial District, alleging claims of fraud, breach of contract, breach of duty of good faith and fair dealing, tortious interference, and indemnity. SkyTech alleged that it entered into an independent sales representative agreement (the “Agreement”) with us in October 2002 pursuant to which it has an exclusive right to market our products to the “After School” market. SkyTech further alleged that we prevented SkyTech’s performance of the Agreement and that we wrongly terminated the Agreement. SkyTech asserted that it was entitled to an unspecified amount of damages comprised of lost commissions and other damages, attorney’s fees, costs and punitive damages. In addition to the SkyTech claims, SkyLearn, L.L.C and HEK, Inc., both of which claimed to be subcontractors of SkyTech, claimed that they suffered damages from our alleged actions with respect to SkyTech. In December 2005, the court granted our motion to dismiss the case and to compel arbitration. The Plaintiffs have filed an appeal of the ruling, as well as a motion to amend the ruling and to amend their complaint.

In October 2005, we initiated an arbitration proceeding before the American Arbitration Association in San Francisco, California. Our arbitration complaint alleges that SkyTech owes us for training charges that remain unpaid under the Agreement and seeks declaratory relief regarding SkyTech’s claims against us. SkyTech has asserted counterclaims against us in the arbitration, repeating the claims made in the Minnesota case and asserting damages of $10 million. An arbitrator has been appointed and a schedule for briefing initial motions has been established.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS

The following table sets forth various information concerning our executive officers, as of March 10, 2006:

NAME	AGE	POSITION
Robert C. Bowen	64	Chairman and Chief Executive Officer

Linda L. Carloni	52	Vice President, General Counsel and Secretary

Glenn G. Chapin	50	Vice President, Sales

Jane A. Freeman	52	Sr. Vice President, Chief Financial Officer, and Treasurer

Dr. William M. Jenkins	55	Sr. Vice President, Product Development

Gillian A. McCormack	50	Vice President, Operations

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

Dr. William M. Jenkins was elected Senior Vice President, Product Development in November 2000. Dr. Jenkins is a founder and served as our Vice President, Product Development from June 1997 until November 2000. From March 1996 to June 1997, Dr. Jenkins was our Vice President, Research and Development. From 1990 to 1996, Dr. Jenkins was an Adjunct Associate Professor at the University of California, San Francisco. Dr. Jenkins is the principal developer of our current software products. Dr. Jenkins holds a B.S. in Psychology, an M.A. in Psychobiology and a Ph.D. in Psychobiology from Florida State University, with additional post-doctoral training from UCSF.

Gillian A. McCormack joined us as Vice President, Operations in October 2002. Prior to joining us, Ms. McCormack had served as vice president of professional and technical services for NCS Learn (Pearson Education) beginning in 2000. From 1994 through 2000, she was the vice president of customer support for NovaNET, an E-learning company. Earlier in her career, Ms. McCormack worked in management and field positions at Jostens Learning, an educational software company. Ms. McCormack began her career as an elementary and middle school teacher and was a master of teacher training in Tucson, Arizona. She holds a bachelor of science in elementary education and a bachelor of science in special education and learning disabled K-12 from the University of Arizona.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information. Our common stock currently is traded on the Nasdaq National Market under the symbol

“SCIL”. From December 31, 2003 until July 2004, our common stock was traded on the Nasdaq Small Cap Market.

The following table sets forth, for the periods indicated, the closing high and low sales prices per share of our common stock as reported on the Nasdaq National Market or the Nasdaq Small Cap Market, as applicable.

2004	High	Low
First Quarter	$7.40	$5.00
Second Quarter	$6.49	$4.96
Third Quarter	$6.84	$5.18
Fourth Quarter	$6.00	$4.71

2005	High	Low
First Quarter	$6.11	$5.25
Second Quarter	$6.58	$5.80
Third Quarter	$6.58	$4.97
Fourth Quarter	$5.65	$4.45

Holders. As of January 31, 2006, the approximate number of stockholders of record of our common stock was 119.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. Not applicable

(b) Not applicable

(c) Not applicable

ITEM 6.	SELECTED FINANCIAL DATA
In thousands, except per share amounts

	2005	2004	2003	2002	2001

Statement of Operations Data:
Revenues:
Products	$30,263	$22,802	$24,491	$17,879	$11,702
Service and support	10,056	8,174	5,425	3,958	3,023

Total revenues	40,319	30,976	29,916	21,837	14,725

Cost of revenues:
Products	2,018	1,775	2,127	2,109	1,857
Service and support	5,637	4,981	3,872	1,502	2,402

Total cost of revenues	7,655	6,756	5,999	3,611	4,259

Gross profit	32,664	24,220	23,917	18,226	10,466

Operating expenses:
Sales and marketing	17,619	16,087	12,961	14,554	19,701
Research and development	3,896	3,555	3,500	2,985	3,390
General and administrative	5,841	5,313	4,529	4,776	6,348
Restructuring	—	—	(7)	3,365	2,608

Total operating expenses	27,356	24,955	20,983	25,680	32,047

Operating income (loss)	5,308	(735)	2,934	(7,454)	(21,581)

Other income from related party	50	99	448	—	—
Interest income (expense), net	421	(100)	(1,209)	(1,241)	(1,032)

Net income (loss) before income tax	5,779	(736)	2,173	(8,695)	(22,613)
Income tax (benefit) provision	182	(43)	43	—	—

Net income (loss)	$5,597	$(693)	$2,130	$(8,695)	$(22,613)

Basic net income (loss) per share	$0.33	$(0.04)	$0.13	$(0.56)	$(1.92)

Shares used in computing basic net income (loss) per share	16,715	16,408	16,007	15,642	11,777

Diluted net income (loss) per share:	$0.31	$(0.04)	$0.13	$(0.56)	$(1.92)

Shares used in computing diluted net income (loss) per share	18,023	16,408	16,908	15,642	11,777

Balance Sheet Data:
Cash and cash equivalents	$9,022	$10,281	$3,648	$4,613	$4,610
Short-term investments	3,043	—	—	—	1,169
Working capital	2,842	(3,986)	(11,331)	(10,879)	(1,010)
Total assets	18,734	22,958	15,597	18,531	23,228
Long-term debt, including current
portion	—	—	—	5,000	10,000
Stockholders’ deficit (1)	(1,835)	(8,111)	(8,544)	(11,363)	(3,247)

(1) We have paid no cash dividends since our inception.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview

We develop and distribute the Fast ForWord family of reading intervention software. Our innovative products build learning capacity by vigorously and systematically applying neuroscience principles to improve the fundamental cognitive skills required to read and learn. Extensive outcomes research by independent researchers, our founding scientists, and our company demonstrates that the Fast ForWord products help students attain rapid, lasting gains in the skills critical for reading. To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support. Our primary market is K-12 schools in the United States, to which we sell using a direct sales force. For the twelve months ended December 31, 2005 and 2004, K-12 schools in the U.S. accounted for 90% and 91% of booked sales, respectively. From our inception to the end of December 2005, approximately 3,800 schools in the US had purchased at least $10,000 of our Fast ForWord product licenses and services, and during 2005 over 135,000 individuals enrolled in one of our products. As of December 31, 2005 we had 173 full-time employees, compared to 160 at December 31, 2004.

Business Highlights

The K-12 education market is large. According to the National Center for Education Statistics, there are 54 million K-12 students with the number growing to nearly 57 million in 2014. Eduventures, a strategic consulting firm in the education industry, has estimated that in 2003, K-12 schools spent $3.3 billion on supplemental content for all subject areas. Another market gauge, provided by the Education Market Report’s Complete K-12 Newsletter (July 2005), estimated the market for all educational software at approximately $800 million for the 2004 – 2005 school year. This represents growth of approximately 10% over 2003-2004, compared to declining or flat sales in the years from 2001 to 2004.

According to a recent survey by the National Conference of State Legislatures, state budget conditions continue to improve.* State budget overruns are declining, although states still report increasing spending demands for Medicaid and other health care programs, corrections, education and other priorities.*

Among the federal education programs, we believe that Title 1 and IDEA (special education) have been the most significant sources of funds for purchases of Fast ForWord licenses. The 2006 federal appropriations for these programs are at approximately the same level as in 2005. The current federal budget deficit and competing priorities, however, may impact the continuing availability of federal education funding.

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

Company Highlights

In 2005 total booked sales declined 15% compared to 2004 as K-12 booked sales were down 17%. This compares to a booked sales increase of 21% in 2004 compared to 2003. We attribute our booked sales decline to our earlier sales focus on very large transactions in urban districts, which are extremely unpredictable, as well as to increased caution among buyers, which extended our selling cycle. In addition, funding uncertainty in Texas, one of our key states, and sales management issues in our Southwest region also contributed to the booked sales decline. During 2004, we closed a major contract with the School District of Philadelphia, with a total contract price of $10.4 million, of which $6.0 million was recorded as booked sales in 2004. An additional $1.4 million was recorded as booked sales in 2005 and the remainder of the contract is scheduled to be booked over the next three calendar years.* The School District of Philadelphia transaction represented a major expansion of an existing customer. We had no transactions of similar size in 2005.

One of our major goals continues to be increasing the number of large booked sales, typically expansions of existing implementations, which we believe to be an important indicator of mainstream education industry acceptance and an important factor in the productivity of our sales force.* In 2005, we closed 59 transactions in excess of $100,000 compared to 66 in 2004 and 59 in 2003. Larger booked sales tend to have a longer sales cycle and involve a more complex decision process. Increases in the proportion of our business from these large booked sales may cause increased fluctuations and unpredictability in the timing of our booked sales and revenue.* As discussed before, the characteristics of our public school market cause us to have a somewhat long and unpredictable sales cycle. During 2005, we saw educational decision makers grow more cautious in their decision-making, which led to the lengthening our sales cycle.

In 2005 our revenue grew 30% over 2004 to $40.3 million. This revenue growth was in contrast to a 15% decline in booked sales. The divergence of booked sales and revenue is primarily attributable to our December 2004 pricing change which has resulted in a higher proportion of booked sales being recognized as revenue up front. As a result of this pricing change, we now recognize revenue for most sales of perpetual licenses at delivery, rather than ratably over the related support period. In 2005, therefore, we recognized substantial revenue both from sales booked in 2004 and 2003 and from sales booked in 2005. Historically, booked sales have been greater than revenue. In 2004 booked sales were $37.3 million and revenue was $31.0 million. Due primarily to the December 2004 pricing change, 2005 was unusual — booked sales were $31.5 million and revenue was $40.3 million.

In 2006 we expect revenue to decline as compared to 2005.* Primarily as a result of our December 2004 pricing change, we began 2006 with significantly less current deferred revenue than at the beginning of 2005. We expect that in 2006 we will recognize substantially less perpetual license revenue from prior years’ booked sales than we did in 2005 and prior years.* We also expect that we will return to our historical pattern of booked sales exceeding revenue, and deferred revenue therefore growing during the 2006 year.*

We reported net income of $5.6 million in 2005, compared to net loss of $0.7 million in 2004. This net income results from higher revenues more than offsetting expense increases in employee compensation, consulting, travel, marketing, legal and audit. Additionally, incentive compensation and commissions decreased from the prior year due to the decrease in booked sales. We expect to report a net loss in 2006, partly because of the implementation of FAS 123(R).

We ended 2005 with $12.1 million in cash and short-term investments, and with no debt. We did not make use of our credit line during 2005. Net cash used in operating activities was $2.1 million. This negative cash flow from operations was the first since 2002 and was the result of the decreased booked sales.

Results of Operations

Revenues

	Year ended December 31,

(dollars in thousands)	2005	Change	2004	Change	2003

Products	$30,263	33%	$22,802	-7%	$24,491
Service and support	10,056	23%	8,174	51%	5,425

Total revenues	$40,319	30%	$30,976	4%	$29,916

2005 revenue compared to 2004: The increase in product revenue primarily reflected our December 2004 pricing change that eliminated the initial license fee for our Progress Tracker online product. This change in our pricing structure resulted in a far higher proportion of booked sales from the current period being recognized into revenue than during the comparable periods in 2004. For the year ended December 31, 2005, approximately $15.5 million, or 49%, of total booked sales were recognized as revenue in the quarter in which the sale occurred. For the comparable periods in 2004, a negligible amount of booked sales was recognized into revenue in the quarter of sale. Our December 2004 strategic pricing change had little impact in 2004, because the software for many December perpetual licenses was not delivered until January 2005. The impact on January 2005 revenue from products shipped in December 2004 was approximately $2.0 million.

Service and support revenues continued to increase, primarily due to increased sales of on-site services. Service and support revenue also increased as a result of the increase in the number of schools purchasing ongoing Progress Tracker access and support

2004 revenue compared to 2003: The decline in 2004 product revenue compared to 2003 was largely attributable to only modest growth in 2003 booked sales coupled with a shift in sales mix in 2004 towards multi year contracts with longer revenue recognition periods. During 2003 and 2004, the majority of our product license sales were initially recorded as deferred revenue and recognized to revenue over the support term. Because the support term frequently crosses over two fiscal years, our 2003 license sales affected product revenue in both 2004 and 2003. Product revenue in 2004 was also negatively affected by more volume discounts due to an increasing proportion of large sales in 2004 and 2003.

Service and support revenues increased, primarily due to increased sales of on-site services. Service and support revenue also increased as a result of the increase in the number of schools purchasing ongoing Progress Tracker access and support contracts.

Future revenue: As a result of our December 2004 strategic pricing change, during 2005 we recognized current booked sales from perpetual licenses into revenue substantially more quickly than we did in 2004. See Revenue Recognition below for more detail about our revenue recognition policies. At the same time, we have continued to recognize deferred revenue from prior years’ perpetual license sales. As a result of this non-recurring impact from our transition to a different pricing structure, we expect revenue to decline in 2006.*

Booked sales and selling activity: Booked sales is a non-GAAP financial measure that management uses to evaluate current selling activity. We believe that booked sales is a useful metric for investors as well as management because it is the most direct measure of current demand for our products and services. Booked sales equals the total value (net of allowances) of software, services and support invoiced in the period. Revenue on a GAAP basis is recorded for booked sales when all four of the requirements for revenue recognition have been met; if not, the sale is booked to deferred revenue. We use booked sales information for resource allocation, planning, compensation and other management purposes. We believe that revenue is the most comparable GAAP measure to booked sales. However, booked sales should not be considered in isolation from revenues, and is not intended to represent a substitute measure of revenues or any other performance measure calculated under GAAP.

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the twelve months ended December 31, 2005, 2004 and 2003.

	Year ended December 31,
(dollars in thousands)	2005	Change	2004	Change	2003

Booked sales	$31,538	(15%)	$37,260	21%	$30,704
Less revenue	$40,319	30%	$30,976	4%	$29,916

Net increase/(decrease) in deferred revenue	($8,781)		$6,284		$788
Total deferred revenue end of period	$17,003	(34%)	$25,784	32%	$19,500

Booked sales in the K-12 sector, which accounted for 90% of booked sales in 2005, declined 17% to $28.4 million, compared to $34.3 million in 2004. Booked sales in the K-12 sector were $27.9 million in 2003. We sold 673 site license packages over $10,000 in 2005, compared to 1,013 in the same period in 2004 and 862 in 2003.

We believe that the principal reasons for our decline in 2005 booked sales are to our earlier sales focus on very large transactions in urban districts, which are extremely unpredictable, as well as to increased caution among buyers, which extended our selling cycle. In addition, funding uncertainty in Texas, one of our key states, and sales management issues in our Southwest region also contributed to the booked sales decline

We believe large booked sales are an important indicator of mainstream education industry acceptance and an important factor in reaching our goal of increasing sales force productivity.* In 2005 we continued to focus our sales force on multi-site sales. The number of booked sales over $100,000 declined to 59 in 2005 from 66 in 2004 and 59 in 2003. For the twelve months ended December 31, 2005, 59% of our K-12 booked sales were realized from sales over $100,000. For the comparable periods ending December 31, 2004 and 2003, large booked sales accounted for 67% and 56% of booked sales respectively.

Both 2005 and 2004 included large transactions with the School District of Philadelphia. The transaction was $10.4 million, with $6.0 million booked in 2004 and another $1.4 million booked in 2005. The remaining $3.0 million is scheduled to be recorded as booked sales in the coming three years.* Large booked sales include volume discounts but the percentage discount applicable to any given transaction will vary and the relative percentage of large sales and smaller sales in a given quarter may fluctuate. Because we discount product license fees but do not discount service and support fees, product booked sales and revenue are disproportionately affected by discounting. We cannot predict the size, number and timing of large transactions in the future.*

Booked sales outside the K-12 market (primarily private practice clinicians and international customers) increased by 2% in 2005, compared to a 7% increase in 2004 over 2003. We believe we have stabilized our booked sales to this market and expect to hold near the current level in 2006 and may even experience modest growth due to increased booked sales to international customers.* Our primary focus remains the U.S. K-12 market.

Although federal, state and local budget pressures make for an uncertain funding environment for our customers, we remain optimistic about our growth prospects in the K-12 market.* However, achieving our booked sales growth objectives will depend on increasing customer acceptance of our products, which requires us to continue to focus on improving our products’ ease of use, their fit with school requirements, and our connection with classroom teachers and administrators.* Our K-12 growth prospects are also influenced by factors outside our control including the overall level, certainty and allocation of state, local and federal funding. For a discussion of some of the other important factors that affect our results, see Risk Factors. In addition, the revenue recognized from our booked sales can be unpredictable. Our various license and service packages have substantially differing revenue recognition periods, and it is often difficult to predict which license package a customer will purchase, even when the amount and timing of a sale can be reasonably projected. See Management’s Discussion and Analysis – Application of Critical Accounting Policies for a discussion of our revenue recognition policy. In addition, the timing of a single large order or its implementation can significantly impact the level of booked sales and revenue at any given time.

Gross Profit and Cost of Revenues

	Year ended December 31,
(dollars in thousands)	2005	2004	2003

Gross profit on products	$28,245	$21,027	$22,364
Gross profit margin on products	93%	92%	91%
Gross profit on service and support	4,419	3,193	1,553
Gross profit margin on services and support	44%	39%	29%

Total gross profit	$32,664	$24,220	$23,917
Total gross profit margin	81%	78%	80%

The overall gross profit margin improved in 2005 compared to 2004, as margin improved in both products and services and support. Revenue mix in 2005 was only slightly different from 2004, as we had 75% of revenues from products in 2005, versus 74% in 2004 and 82% in 2003. The remainder of revenues in each year was from services and support. The overall gross profit margin declined in 2004 compared to 2003, as margin improvements in both products and services and support were more than offset by revenue mix changes. In 2006, we expect that product revenues will comprise a lower percentage of revenues than in either 2004 or 2005.* As a result of the revenue mix shift, in 2006 we expect slightly lower overall gross profit margins than in 2005.*

Service and support margins have improved over the past three years as we have increased the sales of services to our customers, significantly increased Progress Tracker revenues and maintained our support base. Due to the semi fixed cost nature of services and support, revenue growth has resulted in margin improvement.

Product costs consist of manufacturing, packaging and fulfillment costs, amortization of capitalized software and royalties. Product margin improvement of 1% for the twelve months ended December 31, 2005, compared to the same period in 2004, was due to improvement in materials and fulfillment (0.8%), the amortization of software development costs (0.6%), partially offset by an increase in royalties (0.3%). Product margins in 2004 were 1.0% better than in 2003, as improvements in royalties (0.5%) and the amortization of software development (1.0%) were only partially offset by rising materials and fulfillment costs (0.6%).

Operating Expenses

	Year ended December 31,
(dollars in thousands)	2005	Change	2004	Change	2003

Sales and marketing	$17,619	10%	$16,087	24%	$12,961
Research and development	3,896	10%	3,555	2%	3,500
General and administrative	5,841	10%	5,313	17%	4,529
Restructuring	—	n/a	—	n/a	(7)

Total operating expenses	$27,356	10%	$24,955	19%	$20,983

Sales and Marketing: In 2005, our sales and marketing expenses increased due to increased sales and marketing staff and marketing activities, partially offset by commissions and incentive compensation which were 49%, or $2.1 million, lower than in 2004 as a result of lower booked sales. In 2004, our sales and marketing expenses increased primarily due to increased sales and marketing staff, more marketing activities and higher commissions reflecting higher booked sales. Sales and marketing expenses consist principally of salaries and incentive compensation paid to employees engaged in sales and marketing activities, travel costs, tradeshows, conferences, and marketing and promotional materials. At December 31, 2005, we had 36 field-based quota-bearing sales personnel selling to public schools, compared to 32 and 30 at December 31, 2004 and 2003 respectively. We expect to continue to add sales people during 2006 and to continue to invest in marketing activities.*

Research and Development: Research and development expenses increased 10% in 2005 due primarily to compensation expenses related to additional staff. Research and development expenses increased 2% in 2004 compared to 2003, but decreased as a percentage of revenue. Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs. We expect research and development expenses to stabilize in 2006 even as we continue to invest in improving our current product suite, demonstrating product efficacy and introducing new products.*

General and Administrative: General and administrative expenses increased in 2005 primarily due to additional accounting staff and audit and tax fees, partially offset by a decline in incentive compensation. General and administrative expenses increased in 2004 over 2003 primarily due to the expenses associated with the restatement of our financial results and to the addition of staff. Accounting and legal fees associated with the restatement that were expensed in 2005 totaled approximately $380,000. General and administrative expenses principally consist of salaries and compensation paid to our executives, accounting staff and other support personnel, as well as travel expenses for these employees, and outside legal and accounting fees.

Stock-based Compensation: We are required to implement SFAS 123(R) beginning January 1, 2006. This will require us to record compensation expense for employee stock awards. We expect that the implementation of SFAS 123(R) will significantly increase our operating expenses.*

Restructuring: In October 2003 we entered into a lease termination agreement with our landlord to terminate the lease on our Oakland headquarters and entered into a new lease agreement for a reduced amount of space in the same building. Compared to the prior lease, the reduction in space is expected to reduce future lease payments by $6.5 million (net of lease termination fees described below) through 2008.* Under the lease termination agreement we paid an increased security deposit of $550,000 and lease termination fees totaling $490,000 in 2003. The balance of the lease termination fees of $1.8 million was paid in 2004 and all restructuring expenses have been paid as of December 31, 2004. No payments of previously expensed restructuring charges or new restructuring charges occurred in 2005.

Other Income from Related Party

In September 2003, we signed an agreement with Posit Science Corporation (“PSC”), transferring our patented technology to PSC for use in the health field. During the twelve months ended December 31, 2005, 2004 and 2003 we recorded $50,000, $99,000 and $448,000 respectively, for royalties received and services provided to PSC. Amounts received to date and any future receipts are being reported as other income as we do not consider these royalties to be part of our recurring operations.

Interest Expense, net

	Year ended December 31,

(dollars in thousands)	2005	Change	2004	Change	2003

Interest income (expense), net	$421	-521%	($ 100)	-92%	($1,209)

Interest income/(expense), net, increased in 2005 as a result of no borrowings or deferred financing amortization and substantial cash balances during 2005. We received interest on our cash balances and on our outstanding officer loans. The amortization of deferred financing was completed in the third quarter of 2004. Interest expense decreased in 2004, compared to 2003. Deferred financing costs were fully amortized in the quarter ended September 30, 2004. Deferred financing expense was $232,000 in 2004 compared to $1.2 million in 2003.

Income Tax Provision (Benefit)

We have recorded a tax provision of $182,000 for the year ended December 31, 2005. The tax provision principally consists of federal and state taxes currently payable offset by the utilization of net operating losses resulting in an effective tax rate of 3.1%. We recorded a tax benefit of $43,000 for the year ended December 31, 2004 relating to the reversal of a provision for U.S. federal alternative minimum tax for the year ended December 31, 2003. At December 31, 2005, we had net operating loss carryforwards for federal income tax purposes of approximately $69 million. Unutilized net operating loss carryforwards will expire in the years 2011 through 2024. Utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations.* Previous or future equity transactions may result in such an ownership change.* The annual limitation may result in the expiration of net operating losses before they become available to reduce future tax liabilities.* At December 31, 2005, we had approximately $30.0 million of deferred tax assets, comprised primarily of net operating loss carryforwards. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.* Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and previously reported net losses, at December 31, 2005 we continue to maintain a full valuation allowance against our remaining net deferred tax assets as they are not yet realizable.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments were $12.1 million at December 31, 2005 compared to $10.3 million at December 31, 2004 and $3.6 million at December 31, 2003. During 2005, we used cash from operating activities of $2.1 million compared to 2004 and 2003 when we generated cash from operations of $6.3 million and $3.8 million, respectively. At December 31, 2005 there were no borrowings outstanding under our credit line.

Net cash used by operations in 2005 was $2.1 million, compared to cash generated by operations of $6.3 million in 2004 and $3.8 million in 2003. Net cash used in operating activities declined in 2005 due to lower booked sales and higher expenses. Overall, our receivable collection experience remained strong. There were no payments for previously expensed restructuring charges for the twelve months ended December 31, 2005. For the comparable period in 2004 the payments for previously expensed restructuring charges were $1.8 million.

Net cash generated by investing activities in 2005 was $0.4 million, consisting of the purchase of hardware and software of $0.2 million and the purchase of $3.0 million of short-term investments, which were more than offset by the repayment of $3.6 million of officer loans. Net cash used in investing activities in 2004 was $0.6 million and in 2003 was $0.3 million, both consisting of the purchase of computer hardware and software. We intend to make systems investments in 2006.*

Financing activities generated $0.5 million in 2005, compared to $0.9 million in 2004, each from the sale of stock upon option exercises and through purchases of stock through the employee stock purchase plan. In 2003, the sale of stock was offset by the repayment of $5.0 million, net, on our credit line. In 2004, we borrowed and repaid $3.0 million, resulting in no net activity. There was no borrowing on our credit line in 2005.

Because our booked sales tend to be seasonal, we may have negative cash flows in particular quarters, particularly the first quarter, when booked sales tend to be substantially lower than in other quarters. We borrowed money for working capital purposes in the first quarter of 2004 and may borrow again from time to time.* No funds were borrowed in 2005.

We have a line of credit with Comerica Bank totaling $5.0 million which expires June 2, 2007. The line is subject to limitations based on our quick ratio and tangible net worth. Borrowings under the line are subject to various covenants, which may limit our financial and operating flexibility. There was no borrowing outstanding under the line at December 31, 2005 and we have no current intentions of borrowing any funds.*  At December 31, 2005 we were in compliance with all our covenants.

We expect that cash flow from operations will continue to be our primary source of funds for the next several years.* Again, this will require us to achieve certain levels of booked sales. If we are unable to achieve sufficient levels of cash flow from operations, we may seek other sources of debt or equity financing, or may be required to reduce expenses. Reducing our expenses could adversely affect our operations by reducing the resources available for sales, marketing, research or development efforts. We cannot assure you that we will be able to secure additional debt or equity financing on acceptable terms.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations and Commitments

We have a non-cancelable lease agreement for our corporate office facilities. The minimum lease payment is approximately $78,000 per month through 2008. After 2008 the base lease payment increases at a compound annual rate of approximately 5%. The lease expires in December 2013.

We also make royalty payments to individuals and institutions who participated in the original research that produced our initial products. Our minimum royalty payments are $150,000 per year.

The following table summarizes our obligations at December 31, 2005 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

(dollars in thousands)	Total	Less than 1 year	2 - 3 years	4 - 5 years	Thereafter

Non-cancelable operating leases	$8,227	$940	$1,880	$2,016	$3,391
Minimum royalty payments	1,350	150	300	300	600

Total	$9,577	$1,090	$2,180	$2,316	$3,991

Our purchase order commitments at December 31, 2005 are not material.

Loans to Current and Former Officers

In March 2001 we made full recourse loans to certain of our officers, in amounts totaling $3.1 million. In 2002 some of these officers left our Company. The notes are full recourse loans secured by shares of our Common Stock owned by the current and former officers. The loans bear interest at 4.94%. Principal and interest were due December 31, 2005. During the twelve months ended December 31, 2005 we received $3.6 million in loan repayments, including interest. At December 31, 2005 there was a remaining balance due of $297,000. This represents principal and interest from one of the former officers. Subsequent to December 31, 2005, we received the balance due in the form of cash and stock.

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

We believe that the estimates, assumptions and judgments pertaining to revenue recognition and allowance for doubtful accounts are the most critical assumptions to understand in order to evaluate our reported financial results. A detailed discussion of our use of estimates, assumptions and judgments as they relate to these polices is presented below. We have discussed the application of these critical accounting policies with the Audit Committee of the Board of Directors.

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

Sales to our school customers typically include multiple elements (e.g., Fast ForWord software licenses, Progress Tracker, our Internet-based participant tracking service, support, training, implementation management, and other services). We allocate revenue to each element of a transaction based upon its fair value as determined in reliance on “vendor specific objective evidence” (“VSOE”), if VSOE exists for each element. If we do not have VSOE for one or more delivered elements in an arrangement (typically software), we recognize revenue using the residual method, whereby the difference between the total arrangement fee and the total fair value of the undelivered elements is recognized as revenue relating to the delivered elements. VSOE of fair value for each element of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is also measured by the renewal price. We are required to exercise judgment in determining whether VSOE exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent.

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

•

Perpetual licenses – software licensed on a perpetual basis. Revenue is recognized at the later of product delivery date or contract start date using the residual method. If VSOE does not exist for all the undelivered elements, all revenue is deferred and recognized ratably over the service period if the undelivered element is services or when all elements have been delivered.

•	Term licenses – software licensed for a specific time period, generally three to twelve months. Revenue is recognized ratably over the license term.
•	Individual participant licenses – software licensed for a single participant. Revenue is recognized over the average period of use, typically six weeks.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses due to the inability of customers to make payments. We adjust this allowance periodically based on our historical experience of bad debt write offs, which have been low in recent years. Cancellations and refunds are allowed in limited circumstances, and such amounts have not been significant.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the rate of interest we will pay on our revolving credit facility with Comerica Bank. Interest rates on loans extended under that facility are at a floating prime rate, or a fixed rate of LIBOR plus 2.5%. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at December 31, 2005 would not have a material affect on our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Scientific Learning Corporation

We have audited the accompanying balance sheets of Scientific Learning Corporation as of December 31, 2005 and 2004 and the related statements of operations, stockholders deficit, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scientific Learning Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/	ERNST & YOUNG LLP

San Francisco, California

February 15, 2006

Scientific Learning Corporation
Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$9,022	$10,281
Short-term investments	3,043	—
Accounts receivable, net of allowance for doubtful accounts $81 and $121 at December 31, 2005 and 2004, respectively	3,519	5,661
Notes and interest receivable from current and former officers	297	3,688
Prepaid expenses and other current assets	1,312	1,306

Total current assets	17,193	20,936

Property and equipment, net	469	755
Other assets	1,072	1,267

Total assets	$18,734	$22,958

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$214	$603
Accrued liabilities	2,966	4,338
Deferred revenue	11,171	19,981

Total current liabilities	14,351	24,922
Deferred revenue, long-term	5,832	5,803
Other liabilities	386	344

Total liabilities	20,569	31,069

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 authorized, 16,799,058 and 16,657,589 shares issued and outstanding at December 31, 2005 and 2004, respectively, and additional paid-in capital	76,265	75,586
Accumulated deficit	(78,100)	(83,697)

Total stockholders’ deficit:	(1,835)	(8,111)

Total liabilities and stockholders’ deficit	$18,734	$22,958

See accompanying notes.

SCIENTIFIC LEARNING CORPORATION
STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year ended December 31,
	2005	2004	2003

Revenues:
Products	$30,263	$22,802	$24,491
Service and support	10,056	8,174	5,425

Total revenues	40,319	30,976	29,916

Cost of revenues:
Cost of products	2,018	1,775	2,127
Cost of service and support	5,637	4,981	3,872

Total cost of revenues	7,655	6,756	5,999

Gross profit	32,664	24,220	23,917

Operating expenses:
Sales and marketing	17,619	16,087	12,961
Research and development	3,896	3,555	3,500
General and administrative	5,841	5,313	4,529
Restructuring	—	—	(7)

Total operating expenses	27,356	24,955	20,983

Operating income (loss)	5,308	(735)	2,934

Other income from related party	50	99	448
Interest income (expense), net	421	(100)	(1,209)

Net income (loss) before income tax	5,779	(736)	2,173
Income tax provision (benefit)	182	(43)	43

Net income (loss)	$5,597	$(693)	$2,130

Basic net income (loss) per share:	$0.33	$(0.04)	$0.13

Shares used in computing basic net income (loss) per share	16,715,446	16,408,039	16,006,565

Diluted net income (loss) per share:	$0.31	$(0.04)	$0.13

Shares used in computing diluted net income (loss) per share	18,023,211	16,408,039	16,908,361

See accompanying notes.

Scientific Learning Corporation

Statements of Stockholders’ Deficit
(In thousands, except share amounts)

	Common Stock and Additional Paid-In Capital		Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance December 31, 2002	15,879,083	$73,771	($ 85,134)	($ 11,363)
Issuance of common stock under stock option plan	207,438	264	—	264
Issuance of common stock under employee stock purchase plan	52,912	180	—	180
Compensation charge relating to granting of common stock options	—	198	—	198
Stock issued in exchange for services	11,118	47	—	47
Net income and comprehensive income	—	—	2,130	2,130

Balance December 31, 2003	16,150,551	74,460	(83,004)	(8,544)
Issuance of common stock under stock option plan	417,773	645	—	645
Issuance of common stock under employee stock purchase plan	78,468	300	—	300
Compensation charge relating to granting of common stock options	—	110	—	110
Stock issued in exchange for services	10,797	71	—	71
Net loss and comprehensive loss	—	—	(693)	(693)

Balance December 31, 2004	16,657,589	75,586	(83,697)	(8,111)
Issuance of common stock under stock option plan	71,778	215		215
Issuance of common stock under employee stock purchase plan	58,795	259		259
Compensation charge relating to granting of common stock options	—	137		137
Stock issued in exchange for services	10,896	68		68
Net income and comprehensive income	—		5,597	5,597

Balance December 31, 2005	16,799,058	$76,265	(78,100)	(1,835)

See accompanying notes

Scientific Learning Corporation
Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2005	2004	2003
Operating Activities:
Net income (loss)	$5,597	$(693)	$2,130
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	728	779	1,338
Increase in interest receivable from current and former officers	(169)	(387)	(703)
Increase in interest receivable on short term investments	(44)
Amortization of deferred financing costs	—	232	1,215
Stock based compensation	205	181	245
Changes in operating assets and liabilities:
Accounts receivable	2,142	(544)	(250)
Prepaid expenses and other current assets	(6)	(162)	428
Other assets	(67)	—	—
Accounts payable	(389)	122	194
Accrued liabilities	(1,372)	463	(1,339)
Deferred revenue	(8,781)	6,284	788
Other liabilities	42	59	(199)

Net cash provided by (used in) operating activities	(2,114)	6,334	3,847

Investing Activities:
Purchases of property and equipment, net	(181)	(646)	(256)
Purchases of investments	(2,999)	—	—
Repayment on officer loan and accrued interest	3,561	—	—

Net cash provided by (used in) investing activities	381	(646)	(256)

Financing Activities:
Proceeds from issuance of common stock, net	474	945	444
Borrowings under bank line of credit	—	3,000	2,000
Repayments of borrowings under bank line of credit	—	(3,000)	(7,000)

Net cash provided by (used in) financing activities	474	945	(4,556)

Increase (decrease) in cash and cash equivalents	(1,259)	6,633	(965)

Cash and cash equivalents at beginning of year	10,281	3,648	4,613

Cash and cash equivalents at end of year	$9,022	$10,281	$3,648

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$422	$—	$—

See accompanying notes.

Notes to Financial Statements

1. Summary of Significant Accounting Policies

Description of Business

Scientific Learning Corporation provides neuroscience-based software products that build learning capacity by developing the underlying cognitive skills required for reading and learning. We operate in one operating segment. Our Fast ForWord® products are a series of reading intervention products for children, adolescents and adults. We sell primarily to K-12 schools through a direct sales force. We also sell to speech and language professionals. To support our products, we provide on-site and remote training and implementation services, as well as technical, professional and customer support and a wide variety of Web-based resources.

We were incorporated in 1995 in the State of California and were reincorporated in 1997 in the State of Delaware.

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

Booked sales to our school customers typically include multiple elements (e.g., Fast ForWord software licenses, Progress Tracker, our Internet-based participant tracking service, support, training, implementation management, and other services). We allocate revenue to each element of a transaction based upon its fair value as determined in reliance on “vendor specific objective evidence” (“VSOE”), if VSOE exists for each element. If we do not have VSOE for one or more delivered elements in an arrangement (typically software), we recognize revenue using the residual method, whereby the difference between the total arrangement fee and the total fair value of the undelivered elements is recognized as revenue relating to the delivered elements. VSOE of fair value for each element of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is also measured by the renewal price. We are required to exercise judgment in determining whether VSOE exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent.

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

•

Perpetual licenses – software licensed on a perpetual basis. Revenue is recognized at the later of product delivery date or contract start date using the residual method. If VSOE does not exist for all the undelivered elements, all revenue is deferred and recognized ratably over the service period if the undelivered element is services or when all elements have been delivered.

Notes to Financial Statements

1. Summary of Significant Accounting Policies (continued)

•	Term licenses – software licensed for a specific time period, generally three to twelve months. Revenue is recognized ratably over the license term.

•	Individual participant licenses – software licensed for a single participant. Revenue is recognized over the average period of use, typically six weeks.

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which primarily consist of cash on deposit with banks, money market funds, and US Government debt with a maturity of three months or less, are stated at cost, which approximates fair value.

Short-Term Investments

We determine the appropriate classification of investments at the time of purchase in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and reevaluate such determination at each balance sheet date. In August 2005 we purchased for $2,999,000 an investment in debt securities issued by the US Treasury that mature in February 2006. We classified this investment as held-to-maturity and it is carried at amortized cost of $3,043,000. The carrying value of short-term investments approximates fair value due to their short-term nature.

Accounts Receivable

We conduct business primarily with public school districts and speech and language professionals in the United States. Ongoing credit evaluations are performed on customers and collateral is generally not required. We maintain an allowance for doubtful accounts for estimated losses due to the inability of customers to make payments. We adjust this allowance periodically based on our historical experience of bad debt write offs.

Inventories

Product inventories, which are primarily finished goods, are stated at the lower of cost or market. Cost is determined using a weighted average approach, which approximates the first-in first-out method. If inventory costs exceed expected market value due to obsolescence or lack of demand allowances are recorded for the difference between the cost and the market value.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, short-term investments, accounts receivable, notes receivable from current and former officers, and accounts payable approximate fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable.

Notes to Financial Statements

1. Summary of Significant Accounting Policies (continued)

Cash and cash equivalents are invested in major financial institutions in the United States. Such deposits may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The accounts receivable of the Company are derived from booked sales to customers located primarily in the United States. The Company performs ongoing credit evaluations of its customers. The Company does not require collateral.

An allowance for doubtful accounts is determined with respect to those accounts that the Company has determined to be doubtful of collection. At December 31, 2005, one customer accounted for 12% of the Company’s accounts receivable. At December 31, 2004, no customer accounted for more than 10% of the Company’s accounts receivable.

The company has no off-balance sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other hedging arrangements.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Software Development Costs

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. In 2003, 2004 and 2005 costs incurred subsequent to the establishment of technological feasibility were not significant, and were charged to research and development expense. Software costs are amortized to cost of product revenues over the estimated useful life of the software, which is three years. Amortization was $261,000, $351,000, and $617,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Long-Lived Assets

The Company regularly reviews the carrying value of long-lived assets. We continually make estimates regarding future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

Accounting for Stock-Based Compensation

The Company accounts for stock issued to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under APB 25, compensation expense of fixed stock options is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the option. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force (‘EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Notes to Financial Statements

1. Summary of Significant Accounting Policies (continued)

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

	Year Ended December 31,

Employee & Director Stock Options	2005	2004	2003

Weighted average expected life of option (in years)	4	4	4
Risk-free interest rate	3.7%	3.1%	2.4%
Dividend yield	0.0%	0.0%	0.0%
Volatility	106%	129%	122%

The weighted average fair value of options granted during the years ended December 31, 2005, 2004 and 2003 was $4.31, $4.77 and $2.37, respectively.

	Year Ended December 31,

Employee Stock Purchase Plan	2005	2004	2003

Weighted average expected life (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	4.2%	2.0%	1.1%
Dividend yield	0.0%	0.0%	0.0%
Volatility	64%	110%	120%

The weighted average fair value of Employee Stock Purchase Plan shares issued during the years ended December 31, 2005, 2004 and 2003 was $1.80, $2.34 and $1.92, respectively.

We have elected to use the intrinsic value method in accounting for our employee stock options because, as discussed below, the alternative fair value method requires the use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option.

Notes to Financial Statements

1. Summary of Significant Accounting Policies (continued)

Had compensation cost for our stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black Scholes valuation model, our pro forma net income (loss) and basic and diluted net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net income (loss), as reported	$5,597	$(693)	$2,130
Add: Stock-based compensation costs included in the determination of net income (loss)	205	181	245

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,998)	(1,977)	(1,816)

Pro forma net income (loss), per share	$3,804	$(2,489)	$559

Basic, as reported	$0.33	$(0.04)	$0.13

Diluted, as reported	$0.31	$(0.04)	$0.13

Basic, pro forma	$0.23	$(0.15)	$0.03

Diluted, pro forma	$0.21	$(0.15)	$0.03

During the second quarter of 2005, we modified our approach and revised certain assumptions with respect to determining the estimated fair value of option grants and shares granted under our employee stock purchase plan. The previously reported amounts for the years ended December 31, 2004 and 2003 have been revised to reflect these corrections. The pro forma stock-based compensation expense under the fair value method was previously reported as $1.7 million and $1.5 million for the years ended December 31, 2004 and 2003, respectively.

The pro forma impact of options on the net income (loss) for the years ended December 31, 2005, 2004 and 2003 is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $18,000, $13,000 and $1,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method in accounting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the net amount expected to be realized.

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

Notes to Financial Statements

1. Summary of Significant Accounting Policies (continued)

The following table sets forth the computation of net income (loss) per share (in thousands, except share and per share data):

	Year Ended December 31,
	2005	2004	2003
Net income (loss)	$5,597	$(693)	$2,130

Weighted average shares used in calculation of basic net income (loss) per share	16,715,446	16,408,039	16,006,565
Effect of dilutive securities:
Employee stock options	1,307,765	—	901,796

Weighted-average diluted common share	18,023,211	16,408,039	16,908,361

Net income (loss) per common share- basic:	$0.33	$(0.04)	$0.13

Net income (loss) per common share- diluted:	$0.31	$(0.04)	$0.13

If we had reported net income in 2004, the calculation of diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1,101,352 common equivalent shares (computed using the treasury stock method) related to outstanding stock options not included in the calculations above for the year ended December 31, 2004.

For the years ended December 31, 2005 and 2003, respectively, 1,058,652 and 856,568 options with exercise prices greater than the average market price for our common stock were excluded from the calculation of diluted net income per share because their effect is anti-dilutive.

Recent Accounting Pronouncements

SFAS 123(R), “Share-Based Payment”

On December 16, 2004 the FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123. Statement 123(R) supersedes APB 25 and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative. SFAS 123(R) is effective for public companies for annual periods beginning after June 15, 2005, with earlier adoption permitted. We are required to adopt this new standard no later than our fiscal year beginning January 1, 2006.

Although the adoption of the fair value method under SFAS 123(R) will have no adverse impact on our balance sheet (other than its effect on retained earnings) or net cash flows, it will have a significant adverse impact on our results from operations and earnings per share. The pro forma effects on results from operations and earnings per share if we had applied the above fair value recognition provisions of SFAS 123 to share-based payments to employees in prior periods are disclosed in this Note 1 under “Stock-Based Compensation.” Although the pro forma effects of applying SFAS 123 may be indicative of the effects of applying SFAS 123(R), the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123(R) will depend on numerous factors including the form of stock-based incentive compensation, valuation model we use to value future share-based payments to employees, estimated forfeiture rates and the accounting policies we adopt concerning the method of recognizing the fair value of awards over the requisite service period.

Notes to Financial Statements

2. Restructuring, Lease and Asset Impairment Write Downs

In 2004, we completed lease termination payments of $1.8 million. There were no other restructuring activities during 2004 or 2005 and no accrued restructuring costs as of December 31, 2004 or December 31, 2005.

In October 2003 we entered into a lease termination agreement with our landlord to terminate the lease on its Oakland headquarters and entered into a new lease agreement for a reduced amount of space in the same building. The reduction in space is expected to reduce future lease payments by $6.5 million through 2008. Under the lease termination agreement we paid an increased security deposit of $550,000 and lease termination fees totaling $490,000 in 2003. A net credit adjustment of $7,000 was charged to operations. The adjustment represented an addition to the restructuring reserve of $350,000 for lease and asset impairment charges, offset by a reduction in deferred rent of $357,000 to account for the reduction in space under the new lease agreement.

The following table sets forth the restructuring activity during the three years ended December 31, 2005

(in thousands):

	Accrued restructuring costs, December 31, 2002	Restructuring Charges	Asset write-down	Cash paid	Accrued restructuring costs, December 31, 2003	Cash paid	Accrued restructuring costs, December 31, 2004 and 2005

Lease obligation	$3,005	$154		$(1,386)	$1,773	$(1,773)	$—
Asset write-down	—	196	(196)	—	—

Severance benefits	509	—		(509)	—

Total	$3,514	$350	$(196)	$(1,895)	$1,773	$(1,773)	$—

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	Year Ended December 31,
	2005	2004
Prepaid expenses	$1,093	$1,025
Product inventory	190	273
Other receivables	29	8

	$1,312	$1,306

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	Year Ended December 31,
	2005	2004
Computer equipments	$4,528	$4,517
Office furniture and equipments	1,518	1,489
Leasehold improvements	487	453

	6,533	6,459
Less accumulated depreciation	(6,064)	(5,704)

	$469	$755

Depreciation expense for the years ended December 31, 2005, 2004, and 2003 was $467,000, $428,000, and $721,000, respectively.

Notes to Financial Statements

5. Notes Receivable from Current and Former Officers

Notes receivable from current and former officers consist of the following (in thousands):

	Year Ended December 31,
	2005	2004
Principal	$236	$3,114
Accrued interest	61	574

	$297	$3,688

The Notes are full recourse loans secured by shares of our common stock owned by the current and former officers and bear interest at 4.94%. Principal and interest were due on December 31, 2005. The outstanding amount at December 31, 2005 was settled in full during the first quarter of 2006.

6. Other Assets

Other Assets consist of the following (in thousands):

	Year Ended December 31,
	2005	2004
Software development costs	$3,089	$3,089
Less accumulated amortization	(2,959)	(2,697)

Software development costs, net	130	392
Other non current assets	942	875

	$1,072	$1,267

The amortization expense for software development costs for the years ended December 31, 2005, 2004, and 2003 was $262,000, $351,000, and $617,000, respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	Year Ended December 31,
	2005	2004
Accrued vacation	$1,194	$1,036
Accrued commissions and bonus	532	2,093
Accounts payable accruals	441	671
Other accrued liabilities	799	538

	$2,966	$4,338

8. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	Year Ended December 31,
	2005	2004
Current:
Products	$4,568	$13,361
Service and support	6,603	6,620

	$11,171	$19,981

Long term:
Products	$1,917	$2,297
Service and support	3,915	3,506

	$5,832	$5,803

Notes to Financial Statements

9. Bank Line of Credit

On December 2, 2005 we amended and extended our existing revolving line of credit agreement with Comerica Bank. The maximum that can be borrowed under the agreement is $5.0 million. The line expires on June 2, 2007. Borrowing under the line of credit bears interest at a floating prime rate, or a fixed rate of LIBOR plus 2.5%. To secure the line we granted Comerica a security interest in all of our assets other than our intellectual property, and agreed not to restrict our ability to grant a security interest in our intellectual property. Borrowings under the line are subject to various covenants. There were no borrowings outstanding on the line of credit at December 31, 2005.

10. Income Taxes

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$159	$(43)	$43
State	23	—	—
Foreign	—	—	—

Total Current	182	(43)	43

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total Deferred	—	—	—

Total provision (benefit) for income taxes	$182	$(43)	$43

Differences between income taxes calculated using the federal statutory income tax rate and the provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Computed tax at statutory rate	$1,965	$(250)	$761
State taxes, net of federal benefit	23	—	—
Current year net operating losses, temporary differences and credits for which no benefit was recognized	—	—	—
Federal Alternative Minimum Tax	159	(43)	—
Change in valuation allowance, net operating loss carryover and tax credit carryover for which no benefit was recognized previously	(2,015)	183	(718)
Other permanent differences	50	67	—

Provision (benefit) for income taxes	$182	$(43)	$43

Notes to Financial Statements

10. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows, (in thousands):

	Year Ended December 31,
	2005	2004
Deferred tax assets:
Net operating losses	$25,215	$27,637
Capitalized software and development costs	315	389
Deferred revenue	1,617	395
Research credits carry forwards	1,521	1,195
Other	1,109	1,361

Total gross deferred tax assets	29,777	30,977

Valuation allowance	$(29,777)	$(30,977)

Total net deferred tax assets	—	—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased from December 31, 2004 to December 31, 2005 in the amount of $1,200,000.

Approximately $736,000 of valuation allowance relates to tax benefits for stock option deductions, for which a full valuation allowance has been recorded, the benefit of which will be credited to additional paid-in capital if and when realized.

As of December 31, 2005, we had net operating loss carryforwards for federal income tax purposes of approximately $69,389,000, which expire in the years 2011 through 2024 and federal research tax credits of approximately $1,031,000, which expire in the years 2011 through 2025. We also had net operating loss carryforwards for state income tax purposes of approximately $35,872,000 expiring in the years 2006 through 2014 and state research tax credits of approximately $490,000 which carry forward indefinitely.

Utilization of our net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitation provided by the Internal Revenue Code and a similar state provision. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

11. Stockholders’ Deficit

Common Stock

At December 31, 2005, we had reserved shares of common stock for future issuance as follows:

Stock Options outstanding	3,380,325
Stock Options available for future grants	755,655
Employee stock purchase plan	166,880
Common stock warrants	1,375,000

5,677,860

Notes to Financial Statements

11. Stockholders’ Deficit (continued)

Stock Options

Our employee stock option plans provide for the issuance of incentive stock options (ISO), nonstatutory stock options (NSO) and stock awards to eligible participants. The ISOs may be granted at a price per share not less than the fair market value at the date of grant. The NSOs may be granted at a price per share not less than 85% of the fair market value at the date of grant. Certain options previously granted can be exercised prior to vesting, but, if so exercised, these unvested shares are subject to repurchase by us. Options and unvested shares granted generally vest over a period of four years. Options under the employee plans have a maximum term of ten years. In the event option holders cease to be employed by us, all unvested options are forfeited and all vested options may be exercised within a 90-day period after termination. The 90-day exercise period is sometimes extended by agreement with the option holder, which could result in a modification charge to operations.

In May 1999, our stockholders approved the 1999 Equity Incentive Plan, which amended and restated our previous stock option plan. 3,292,666 shares of common stock were authorized for issuance under the plan, including shares originally authorized under predecessor plans and shares added to the plan in 2001. In May 2002, our Board of Directors approved and in May 2003, the shareholders subsequently approved, adding 1,350,000 shares to the 1999 Equity Incentive Plan. In January 2004, our Board of Directors approved and in June 2004, the shareholders subsequently approved, adding an additional 850,000 shares to the 1999 Equity Plan. The total number of shares authorized for issuance under the plan is now 5,492,666. The Board of Directors also approved the 2002 CEO Stock Option Plan in May 2002, which was subsequently approved by the shareholders in May 2003. This plan reserved an aggregate of 470,588 shares for grants of stock options under the plan.

In May 1999, our stockholders approved the 1999 Non-Employee Directors’ Stock Option Plan and reserved an aggregate of 75,000 shares of common stock for grants of stock options under the plan. In May 2003, our stockholders approved an increase in the number of shares authorized for issue under the plan from 75,000 shares to a total of 150,000 shares.

We have, on occasion, granted stock options and stock to non-employees and directors. A compensation charge has been recorded in these instances. In the years ended December 31, 2005 and 2004 10,896 and 10,797 shares were issued to directors as payment for their services and expenses of $68,000 and $71,000 were recorded, respectively.

A summary of our stock option activity under the plans is as follows:

Notes to Financial Statements

11. Stockholders’ Deficit (continued)

	Outstanding Options

	Number of Shares	Weighted-Average Exercise Price Per Share

Outstanding at December 31, 2002	2,989,304	$ 4.20
Granted	501,834	$ 3.08
Exercised	(207,445)	$ 1.27
Canceled	(238,666)	$ 9.85

Outstanding at December 31, 2003	3,045,027	$ 3.76
Granted	552,497	$ 5.71
Exercised	(417,773)	$ 1.54
Canceled	(76,739)	$ 7.88

Outstanding at December 31, 2004	3,103,012	$ 4.33

Granted	575,200	$ 5.80
Exercised	(71,778)	$ 2.95
Canceled	(226,109)	$ 9.73

Outstanding at December 31, 2005	3,380,325	$ 4.26

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2005:

	Outstanding			Exercisable
Price Range	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price Per Share

$ 0.26 – $ 1.39	1,132,382	$1.37	6.35	309,881	$1.33
$ 1.40 – $ 3.00	455,643	$1.74	6.40	353,720	$1.75
$ 3.50 – $5.00	427,581	$4.18	6.20	366,124	$4.16
$ 5.03 – $6.13	1,033,986	$5.85	8.36	410,979	$5.87
$ 6.25 – $ 39.88	330,733	$12.75	4.65	301,900	$13.37

	3,380,325	$4.26	6.79	1,742,604	$5.17

There were 1,407,373 and 1,417,970 options exercisable under our stock option plans at December 31, 2004 and December 31, 2003 with weighted average exercise prices of $6.18 and $5.76, respectively.

Common Stock Warrants

In 2001, we issued a fully vested non-forfeitable warrant to purchase 1,375,000 shares of our common stock at an exercise price of $8.00 per share. The warrant was issued to WPV, Inc., an affiliate of a significant stockholder of ours, in connection with the guarantee of a line of credit to us. The warrant is outstanding and will expire if unexercised by March 9, 2008.

Notes to Financial Statements

11. Stockholders’ Deficit (continued)

1999 Employee Stock Purchase Plan

In May 1999 the stockholders approved the 1999 Employee Stock Purchase Plan, which became effective upon the completion of the initial public offering of our common stock. We initially reserved a total of 350,000 shares of common stock for issuance under the plan. In May 2002 our shareholders approved an additional 350,000 shares for a total of 700,000 shares. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of our common stock on the first day of the applicable one-year offering period or the last day of the applicable six-month purchase period. We issued 58,795 and 78,468 shares of common stock under the plan during the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, 166,880 shares were available for issuance under the Plan.

12. Commitments and Contingencies

Leases

We lease our corporate office facility under a non-cancelable operating lease with a term expiring in 2013. Future minimum payments under this lease as of December 31, 2005 are as follows (in thousands):

2006	$940
2007	940
2008	940
2009	984
2010 and thereafter	4,423

$8,227

Rent expense under all operating leases was $1 million for each of the years ended December 31, 2005, 2004 and 2003.

License Agreement

In September 1996, we entered into a license agreement with a university for the use of the intellectual property underlying its most significant current products. In exchange for the license, which expires in 2014, we issued stock and paid a license-issue fee. The agreement also provided for milestone payments, all of which have been made, and for royalties based on booked sales of products using the licensed technology. Royalty expenses were $1,082,000, $746,000 and $939,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and are included in cost of revenues. Annual minimum guaranteed royalty payments are $150,000.

If we lose or are unable to maintain the license agreement during the term of the underlying patents, it would adversely affect our business. The university may terminate the license agreement if we fail to perform or violate its terms without curing the violation within 60 days of receiving written notice of the violation.

Litigation

On July 15, 2005, SkyTech, Inc. (“SkyTech”) filed a complaint against us in the District Court for the State of Minnesota, Fourth Judicial District, alleging claims of fraud, breach of contract, breach of duty of good faith and fair dealing, tortious interference, and indemnity. SkyTech alleged that it entered into an independent sales representative agreement (the “Agreement”) with us in October 2002 pursuant to which it has an exclusive right to market our products to the “After School” market. SkyTech further alleged that we prevented SkyTech’s performance of the Agreement and that we wrongly terminated the Agreement. SkyTech asserted that it was entitled to an unspecified amount of damages comprised of lost commissions and other damages, attorney’s fees, costs and punitive damages. In addition to the SkyTech claims, SkyLearn, L.L.C and HEK, Inc., both of which claimed to be subcontractors of SkyTech, claimed that they suffered damages from our alleged actions with respect to SkyTech. In December 2005, the court granted our motion to dismiss the case and to compel arbitration. The Plaintiffs have filed an appeal of the ruling, as well as a motion to amend the ruling and to amend their complaint.

Notes to Financial Statements

12. Commitments and Contingencies (continued)

In October 2005, we initiated an arbitration proceeding before the American Arbitration Association in San Francisco, California. Our arbitration complaint alleges that SkyTech owes us for training charges that remain unpaid under the Agreement and seeks declaratory relief regarding SkyTech’s claims against us. SkyTech has asserted counterclaims against us in the arbitration, repeating the claims made in the Minnesota case and asserting damages of $10 million. An arbitrator has been appointed and a schedule for briefing initial motions has been established.

We believe that we have meritorious defenses to SkyTech’s claims and intend to defend ourselves vigorously.

We do not believe that the resolution of this matter will have a material adverse effect on our financial position or results of operations.

13. Warranties; Indemnification

We generally provide a warranty that our software products substantially operate as described in the manuals and guides that accompany the software for a period of 90 days. The warranty does not apply in the event of misuse, accident, and certain other circumstances. To date, we have not incurred any material costs associated with these warranties and have no accrual for such items at December 31, 2005.

From time to time, we enter into contracts that require us, upon the occurrence of certain contingencies, to indemnify parties against third party claims. These contingent obligations primarily relate to (i) claims against our customers for violation of third party intellectual property rights caused by our products; (ii) claims resulting from personal injury or property damage resulting from our activities or products; (iii) claims by our office lessor arising out of our use of the premises; and (iv) agreements with our officers and directors under which we may be required to indemnify such persons for liabilities arising out of their activities on our behalf. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our balance sheet as of December 31, 2005 or 2004.

14. Employee Retirement and Benefit Plan

We have a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. We do not presently match contributions by plan participants.

15. Related Party Transaction

On September 30, 2003, we entered into an agreement with Posit Science Corporation (“PSC”), formerly Neuroscience Solutions Corporation, to provide PSC with exclusive rights in the healthcare field to certain intellectual property, patents and software we own or license, along with transfer of certain healthcare research projects. A co-founder, substantial shareholder, and member of our Board of Directors is a co-founder, officer, director and substantial shareholder of PSC.

The rights were acquired by PSC for a combination of cash, stock and future royalties. PSC paid $500,000 cash, of which $448,000 was recognized as other income during the year ended December 31, 2003. The balance was recognized over the next nine months as services were provided to PSC. Amounts received to date and any future receipts are being reported as other income as we do not consider the sale of these rights to be part of our recurring operations. Under the agreement, we will receive net royalties between 2% to 4% on products sold by PSC that use our patents or software. We did not record a value for the 1.8 million shares of PSC received in the transaction, because PSC was a private start-up venture, the shares of which had no determinable value. We have a 3.5% equity interest in PSC.

Notes to Financial Statements (continued)

16. Interim Financial Information (unaudited)

Quarterly financial data (in thousands, except per share amounts)

	2005
	March 31	June 30	Quarter Ended September 30	December 31	Total
Total revenues	$10,245	$13,279	$9,812	$6,983	$40,319
Gross profit	8,452	11,158	8,006	5,048	32,664
Net income (loss)	1,290	3,593	2,262	(1,548)	5,597
Net income (loss) per share:
Basic	0.08	0.22	0.14	(0.09)	0.33
Diluted	0.07	0.20	0.13	(0.09)	0.31

	2004
	March 31	June 30	Quarter Ended September 30	December 31	Total
Total revenues	$7,036	$7,497	$8,290	$8,153	$30,976
Gross profit	5,477	5,803	6,512	6,428	24,220
Net income (loss)	(290)	(52)	667	(1,018)	(693)
Net income (loss) per share:
Basic	(0.02)	0.00	0.04	0.09	(0.04)
Diluted	(0.02)	0.00	0.04	0.08	(0.04)

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTNING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, and concluded that our disclosure controls and procedures were effective as of December 31, 2005.

It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As a result, there can be no assurance that a control system will succeed in preventing all possible instances of error and fraud. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the conclusions of our Chief Executive Officer and the Chief Financial Officer are made at the “reasonable assurance” level.

Changes in Internal Controls over Financial Reporting

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

In order to eliminate the material weakness in our internal control over financial reporting for purposes of future reporting, we undertook significant efforts to improve our processes and procedures as they relate to the application of revenue recognition. These efforts included the following:

1.	We hired a Revenue Accounting Manager with relevant experience to assume full responsibility for all revenue accounting activities.

2.

We expanded the size of our finance staff by adding two additional members. As a result, those members of the finance staff who are directly responsible for revenue accounting are able to devote more attention to this area.

3.	We implemented additional training in our policies and procedures on revenue recognition for both accounting staff and sales personnel.

4.	We developed a review and documentation process for large contracts that has become a permanent part of our internal control over financial reporting.

5.	We hired a member of the AICPA’s Center for Public Company Audit firms to assist with technical accounting issues.

6.	We commissioned a review of our financial close process by a consulting firm to advise us on best practices, and we have implemented their recommendations.

In addition, we are in the process of developing a comprehensive revenue recognition manual to, among other things, define and document our revenue recognition policy, clarify the approval process for all standard and non-standard transactions, and document other revenue related tasks, such as the maintenance and tracking of VSOE data.

Except as described above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

In December 2005, we entered into an amendment to our line of credit agreement with Comerica Bank. This amendment extended the expiration date of the line to June 2, 2007 and amended the covenants and borrowing limits. The amendment is filed as Exhibit 10.19 hereto.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to our executive officers is contained in Part I “Executive Officers” and such information is also incorporated by reference in this section.

Information required by this item respecting our directors, audit committee and code of ethics is set forth under the caption “Proposal 1: Election of Directors” in our Proxy Statement relating to our 2006 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated by reference into this Form 10-K Report. The Proxy Statement will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Proxy Statement is not being filed as a part hereof.

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

ITEM IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	Financial Statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Balance Sheet – December 31, 2005 and 2004

Statements of Operations – Years Ended December 31, 2005, 2004 and 2003

Statements of Stockholders’ Deficit – Years Ended December 31, 2005, 2004 and 2003

Statements of Cash Flows – Years Ended December 31, 2005, 2004 and 2003

Notes to Financial Statements

(2)	Financial Statement Schedules

As required under Item 8, Financial Statements and Supplementary Data, the financial statement schedule of the Company is provided in this separate section. The financial statement schedule included in this section is as follows:

Schedule II – Valuation and Qualifying Accounts (in thousands):

	Allowance for Doubtful Accounts Years Ended December 31,
	Opening Balance	Charges to Operating Expenses	Charges to Allowance	Additions (deductions) to Allowance	Closing Balance
2005	$121	$—	$(40)	$—	$81
2004	$139	$(3)	$(100)	$85	$121
2003	$270	$—	$89	$(220)	$139

(3) EXHIBITS

Exhibit No.	Description of Document
3.1(1)	Restated Certificate of Incorporation.
3.2 (9)	Amended and Restated Bylaws.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(1)	Specimen Stock Certificate.
4.3(2)	Amended and Restated Registration Rights Agreement, dated as of December 31, 1998.
4.4(3)	Amendment No. 1 to Amended and Restated Registration Rights Agreement listed as Exhibit 4.4.
4.5(5)	Amendment No. 2 to Amended and Restated Registration Rights Agreement listed as Exhibit 4.4.
10.1(1)*	Form of Indemnity Agreement with each of our directors and executive officers.
10.2*	1999 Equity Incentive Plan, as amended.
10.3*	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Incentive Plan
10.4(7)*	Forms of Stock Option Grant Notice, Stock Option Agreement and Stock Award Agreement under the Incentive Plan.
10.5 (14)	1999 Non-Employee Directors’ Stock Option Plan, as amended.
10.6 (7)*	Forms of Nonstatutory Stock Option Agreements under the Non-Employee Directors’ Stock Option Plan.
10.7(7)*	1999 Employee Stock Purchase Plan, as amended.
10.8*	Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan.
10.9(11)*	Milestone Equity Incentive Plan.
10.10(6)*	2002 CEO Option Plan.
10.11(6)*	Employment Agreement dated as of May 31, 2002 by and between Scientific Learning Corporation and Robert C. Bowen.
10.12(11)*	Letter Agreement dated January 2004 by and between the Company and Robert C. Bowen amending the Employment Agreement listed as Exhibit 10.26.
10.13(13)*	Independent Contractor Agreement dated April l7, 2003 between the Company and Paula A. Tallal and Project Assignment thereunder dated December 17, 2004.
10.14(12)*	2005 Management Incentive Plan
10.15	2006 Management Incentive Plan
10.16 (12)*	Summary of 2005 base salary and 2004 bonuses payable to Named Executive Officers
10.17 (15)*	Summary of compensation payable to directors.
10.17 (10)	Loan and Security Agreement dated as of January 15, 2004 by and between Scientific Learning Corporation and Comerica Bank.
10.18 (14)	First Amendment to Loan and Security Agreement, dated as of September 29, 2004, by and between Comerica Bank and the Company, amending the Loan and Security Agreement filed as Exhibit 10.17.
10.19	Second Amendment to Loan and Security Agreement, dated as of December 2, 2005, by and between Comerica Bank and the Company, amending the Loan and Security Agreement filed as Exhibit 10.17.
10.20(1)†	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California.
10.21 (9)	Amendment No. 3 to Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California, amending the agreement filed as Exhibit 10.13.
10.22 (9)	Lease, dated as of October 1, 2003, with Rotunda Partners II.
10.23 (1)	Securities Purchase Agreement, dated September 24, 1996, with Warburg, Pincus Ventures, L.P.
10.24(3)	Agreement to Issue Warrant and Grant of Security Interest dated as of March 9, 2001 by and between Scientific Learning Corporation and WPV, Inc.
10.25(3)	Warrant to Purchase 1,375,000 Shares of Common Stock of Scientific Learning Corporation.
10.26(4)	Stock Purchase Agreement dated November 9, 2001 between Scientific Learning Corporation and Warburg Pincus Ventures, L.P.

10.27(8)	Technology Transfer Agreement dated as of September 30, 2003 by and between the Company and Neuroscience Solutions Corporation (now renamed Posit Science Corporation) (“NSC”).
10.28(8)	SLC License Agreement dated as of September 30, 2003 by and between the Company and NSC.
10.29(8)	NSC License Agreement dated as of September 30, 2003 by and between NSC and the Company.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer (Section 302).
31.2	Certification of Chief Financial Officer (Section 302).
32.1	Certification of Chief Executive Officer (Section 906).
32.2	Certification of Chief Financial Officer (Section 906).

(1)	Incorporated by reference to the exhibits previously filed with the Company’s Registration Statement on Form S-1.
(2)	Incorporated by reference to the exhibits previously filed with the Company’s Form 10-K for the year ended December 31, 1999
(3)	Incorporated by reference to exhibits previously filed with the Company’s Form 8-K on March 12, 2001.
(4)	Incorporated by reference to the exhibits previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2001.
(5)	Incorporated by reference to the exhibits previously filed with the Company’s Form 8-K on December 7, 2001.
(6)	Incorporated by reference to the exhibits previously filed with the Company’s Form 8-K on June 7, 2002.
(7)	Incorporated by reference to the exhibits previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2003.
(8)	Incorporated by reference to the exhibits previously filed with the Company’s Form 8-K on October 1, 2003.
(9)	Incorporated by reference to the exhibits filed with the Company’s Form 10-Q for the quarter ended September 30, 2003.
(10)	Incorporated by reference to exhibits previously filed with the Company’s Form 8-K on February 5, 2004.
(11)	Incorporated by reference to the exhibits previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2004.
(12)	Incorporated by reference to exhibits previously filed with the Company’s Form 8-K filed on March 25, 2005.
(13)	Incorporated by reference to exhibits previously filed with the Company’s Form 8-K filed on December 20, 2004.
(14)	Incorporated by reference to exhibits previously filed with the Company’s Form 10-K for he year ended December 31, 2004.
(15)	Incorporated by reference to exhibits previously filed with the Company’s Form 8-K filed on May 27, 2005.

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

SCIENTIFIC LEARNING CORPORATION

By /s/ Robert C. Bowen	March 10, 2006

Robert C. Bowen

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Robert C. Bowen

Robert C. Bowen	Chairman, Chief Executive Officer	March 10, 2006
and Director (Principal Executive
Officer)

/s/ Jane A. Freeman
Jane A. Freeman	Senior Vice President, Chief Financial Officer,	March 10, 2006
and Treasurer (Principal Financial and
Accounting Officer)

/s/ Dr. Michael M. Merzenich

Dr. Michael M. Merzenich	Director	March 10, 2006

/s/ Dr. Paula A. Tallal

Dr. Paula A. Tallal	Director	March 10, 2006

/s/ Carleton A. Holstrom

Carleton A. Holstrom	Director	March 10, 2006

/s/ Rodman W. Moorhead, III

Rodman W. Moorhead, III	Director	March 10, 2006

/s/ Ajit Dalvi

Ajit Dalvi	Director	March 10, 2006

/s/ Dr. Joseph Martin

Dr. Joseph Martin	Director	March 10, 2006

/s/ Edward Vermont Blanchard, Jr.

Edward Vermont Blanchard, Jr.	Director	March 10, 2006

/s/ David W. Smith
David W. Smith	Director	March 10, 2006

INDEX TO EXHIBITS

Exhibit No.	Description of Document
3.1(1)	Restated Certificate of Incorporation.
3.2 (9)	Amended and Restated Bylaws.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(1)	Specimen Stock Certificate.
4.3(2)	Amended and Restated Registration Rights Agreement, dated as of December 31, 1998.
4.4(3)	Amendment No. 1 to Amended and Restated Registration Rights Agreement listed as Exhibit 4.4.
4.5(5)	Amendment No. 2 to Amended and Restated Registration Rights Agreement listed as Exhibit 4.4.
10.1(1)*	Form of Indemnity Agreement with each of our directors and executive officers.
10.2*	1999 Equity Incentive Plan, as amended.
10.3*	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Incentive Plan
10.4(7)*	Forms of Stock Option Grant Notice, Stock Option Agreement and Stock Award Agreement under the Incentive Plan.
10.5 (14)	1999 Non-Employee Directors’ Stock Option Plan, as amended.
10.6 (7)*	Forms of Nonstatutory Stock Option Agreements under the Non-Employee Directors’ Stock Option Plan.
10.7(7)*	1999 Employee Stock Purchase Plan, as amended.
10.8*	Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan.
10.9(11)*	Milestone Equity Incentive Plan.
10.10(6)*	2002 CEO Option Plan.
10.11(6)*	Employment Agreement dated as of May 31, 2002 by and between Scientific Learning Corporation and Robert C. Bowen.
10.12(11)*	Letter Agreement dated January 2004 by and between the Company and Robert C. Bowen amending the Employment Agreement listed as Exhibit 10.26.
10.13(13)*	Independent Contractor Agreement dated April l7, 2003 between the Company and Paula A. Tallal and Project Assignment thereunder dated December 17, 2004.
10.14(12)*	2005 Management Incentive Plan
10.15	2006 Management Incentive Plan
10.16 (12)*	Summary of 2005 base salary and 2004 bonuses payable to Named Executive Officers
10.17 (15)*	Summary of compensation payable to directors.
10.17 (10)	Loan and Security Agreement dated as of January 15, 2004 by and between Scientific Learning Corporation and Comerica Bank.
10.18 (14)	First Amendment to Loan and Security Agreement, dated as of September 29, 2004, by and between Comerica Bank and the Company, amending the Loan and Security Agreement filed as Exhibit 10.17.
10.19	Second Amendment to Loan and Security Agreement, dated as of December 2, 2005, by and between Comerica Bank and the Company, amending the Loan and Security Agreement filed as Exhibit 10.17.
10.20(1)†	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California.
10.21 (9)	Amendment No. 3 to Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California, amending the agreement filed as Exhibit 10.13.
10.22 (9)	Lease, dated as of October 1, 2003, with Rotunda Partners II.
10.23 (1)	Securities Purchase Agreement, dated September 24, 1996, with Warburg, Pincus Ventures, L.P.
10.24(3)	Agreement to Issue Warrant and Grant of Security Interest dated as of March 9, 2001 by and between Scientific Learning Corporation and WPV, Inc.
10.25(3)	Warrant to Purchase 1,375,000 Shares of Common Stock of Scientific Learning Corporation.
10.26(4)	Stock Purchase Agreement dated November 9, 2001 between Scientific Learning Corporation and Warburg Pincus Ventures, L.P.

10.27(8)	Technology Transfer Agreement dated as of September 30, 2003 by and between the Company and Neuroscience Solutions Corporation (now renamed Posit Science Corporation) (“NSC”).
10.28(8)	SLC License Agreement dated as of September 30, 2003 by and between the Company and NSC.
10.29(8)	NSC License Agreement dated as of September 30, 2003 by and between NSC and the Company.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer (Section 302).
31.2	Certification of Chief Financial Officer (Section 302).
32.1	Certification of Chief Executive Officer (Section 906).
32.2	Certification of Chief Financial Officer (Section 906).

(1)	Incorporated by reference to the exhibits previously filed with the Company’s Registration Statement on Form S-1.
(2)	Incorporated by reference to the exhibits previously filed with the Company’s Form 10-K for the year ended December 31, 1999
(3)	Incorporated by reference to exhibits previously filed with the Company’s Form 8-K on March 12, 2001.
(4)	Incorporated by reference to the exhibits previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2001.
(5)	Incorporated by reference to the exhibits previously filed with the Company’s Form 8-K on December 7, 2001.
(6)	Incorporated by reference to the exhibits previously filed with the Company’s Form 8-K on June 7, 2002.
(7)	Incorporated by reference to the exhibits previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2003.
(8)	Incorporated by reference to the exhibits previously filed with the Company’s Form 8-K on October 1, 2003.
(9)	Incorporated by reference to the exhibits filed with the Company’s Form 10-Q for the quarter ended September 30, 2003.
(10)	Incorporated by reference to exhibits previously filed with the Company’s Form 8-K on February 5, 2004.
(11)	Incorporated by reference to the exhibits previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2004.
(12)	Incorporated by reference to exhibits previously filed with the Company’s Form 8-K filed on March 25, 2005.
(13)	Incorporated by reference to exhibits previously filed with the Company’s Form 8-K filed on December 20, 2004.
(14)	Incorporated by reference to exhibits previously filed with the Company’s Form 10-K for he year ended December 31, 2004.
(15)	Incorporated by reference to exhibits previously filed with the Company’s Form 8-K filed on May 27, 2005.

†      Certain portions of this exhibit have been omitted based upon confidential treatment granted by the Securities and Exchange Commission for portions of the referenced exhibit.

*	Management contract or compensatory plan or arrangement.