Form 10-Q
period 2006-03-31
SCIENTIFIC LEARNING CORP
filed 2006-05-12
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

          As of April 15, 2006, there were 16,794,909 shares of Common Stock outstanding.

SCIENTIFIC LEARNING CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC LEARNING CORPORATION
CONDENSED BALANCE SHEETS
(In thousands)
Unaudited

	March 31, 2006	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$8,196	$9,022
Short-term investments	—	3,043
Accounts receivable, net	5,149	3,519
Notes and interest receivable from current and former officers	—	297
Prepaid expenses and other current assets	1,333	1,312

Total current assets	14,678	17,193

Property and equipment, net	624	469
Other assets	996	1,072

Total assets	$16,298	$18,734

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$221	$214
Accrued liabilities	3,428	2,966
Deferred revenue	10,944	11,171

Total current liabilities	14,593	14,351
Deferred revenue, long-term	5,012	5,832
Other liabilities	379	386

Total liabilities	19,984	20,569

Stockholders’ deficit:
Common stock and additional paid-in capital	76,588	76,265
Accumulated deficit	(80,274)	(78,100)

Total stockholders’ deficit:	(3,686)	(1,835)

Total liabilities and stockholders’ deficit	$16,298	$18,734

See accompanying notes

SCIENTIFIC LEARNING CORPORATION CONDENSED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) Unaudited

	Three months ended March 31,

	2006	2005

Revenues:
Products	$5,348	$7,833
Service and support	2,483	2,412

Total revenues	7,831	10,245

Cost of revenues:
Cost of products	320	433
Cost of service and support	1,849	1,360

Total cost of revenues	2,169	1,793

Gross profit	5,662	8,452

Operating expenses:
Sales and marketing	5,379	4,763
Research and development	1,022	933
General and administrative	1,567	1,537

Total operating expenses	7,968	7,233

Operating income (loss)	(2,306)	1,219

Other income from related party	37	12
Interest income, net	95	85

Income (loss) before income tax	(2,174)	1,316

Income tax provision	—	26

Net income (loss)	$(2,174)	$1,290

Basic net income (loss) per share	$(0.13)	$0.08

Shares used in computing basic net income (loss) per share	16,797,451	16,663,645

Diluted net income (loss) per share	$(0.13)	$0.07

Shares used in computing diluted net income (loss) per share	16,797,451	17,670,769

See accompanying notes

SCIENTIFIC LEARNING CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
Unaudited

	Three months ended March 31,

	2006	2005

Operating Activities:
Net income (loss)	$(2,174)	$1,290
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	97	183
Increase in interest receivable from current and former officers	—	(11)
Stock based compensation	381	94
Changes in operating assets and liabilities:
Accounts receivable	(1,630)	1,971
Prepaid expenses and other current assets	(21)	66
Other assets	11	—
Accounts payable	7	(144)
Accrued liabilities	462	(1,418)
Deferred revenue	(1,047)	(5,518)
Other liabilities	(7)	10

Net cash used in operating activities	(3,921)	(3,477)

Investing Activities:
Purchases of property and equipment, net	(187)	(87)
Maturity of investments	3,043	—
Repayment on current and former officer loans	213	—

Net cash provided by (used in) investing activities	3,069	(87)

Financing Activities:
Proceeds from issuance of common stock, net	26	75

Net cash provided by financing activities	26	75

Decrease in cash and cash equivalents	(826)	(3,489)

Cash and cash equivalents at beginning of period	9,022	10,281

Cash and cash equivalents at end of period	$8,196	$6,792

See accompanying notes.

Supplemental schedule of noncash financing activities:
Common stock surrendered in connection with repayment of officer loans	$84	—

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

Interim Financial Information

The interim financial information as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 is unaudited, but includes all normal recurring adjustments that we consider necessary for a fair presentation of our financial position at such date and our results of operations and cash flows for those periods.

As discussed in Note 2, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” on January 1, 2006 using the modified prospective transition method. Accordingly, our operating loss before income taxes for the three months ended March 31, 2006 includes approximately $381,000 in share-based employee compensation expense for stock options, restricted stock units and our Employee Stock Purchase Plan. Because we elected to use the modified prospective transition method, results for prior periods have not been restated.

These condensed financial statements and notes should be read in conjunction with our audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

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

Sales to our school customers typically include multiple elements (e.g., Fast ForWord software licenses, Progress Tracker, our Internet-based participant tracking service, support, training, implementation management, and other services). We allocate revenue to each element of a transaction based upon its fair value as determined in reliance on “vendor specific objective evidence” (“VSOE”), if VSOE exists for each element. As we do not have VSOE for software licenses, we normally recognize revenue using the residual method on arrangements with multiple elements that include software licenses, whereby the difference between the total arrangement fee and the total fair value of the undelivered elements (generally services and support) is recognized as revenue relating to software licenses. VSOE of fair value for each element of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is also measured by the renewal price. We are

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

required to exercise judgment in determining whether VSOE exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent.

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

Short-Term Investments

We determine the appropriate classification of investments at the time of purchase in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and reevaluate such determination at each balance sheet date. In August 2005 we purchased $2,999,000 in debt securities issued by the U.S. Treasury that matured in February 2006. We classified this investment as held-to-maturity and at December 31, 2005 it was stated at an amortized cost of $3,043,000. The carrying value of short-term investments approximates fair value due to their short-term nature.

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

Other Assets

Other assets consist of the following (in thousands):

	March 31, 2006	December 31, 2005

Software development costs	$3,089	$3,089
Less accumulated amortization	(3,024)	(2,959)

Software development costs, net	65	130
Other non current assets	931	942

	$996	$1,072

Included in other non current assets at March 31, 2006 and December 31, 2005 was a long term deposit of $850,000 relating to the lease of our primary facility.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, includes potential common shares from options and warrants calculated using the treasury stock method.

2. Stock-Based Compensation

Stock-Based Compensation Plans

On March 31, 2006, we had four active share-based compensation plans, which are described below.

In May 1999, our stockholders approved our 1999 Equity Incentive Plan. The total number of shares authorized for issuance under the plan is 5,492,666. Option awards have generally been granted with an exercise price equal to the market price of our common stock at the date of grant, and generally vest based on four years of continuous service with a ten-year contractual term. Restricted stock units awarded under this plan generally vest over four years of continuous service in annual or semi-annual installments.

In May 1999, our stockholders approved the 1999 Non-Employee Directors’ Stock Option Plan. The total number of shares authorized for issuance under this plan is 250,000.

In May 2002, the Board of Directors approved the 2002 CEO Stock Option Plan, which was subsequently approved by the shareholders in May 2003. The total number of shares authorized for issuance under this plan is 470,588.

In May 1999 the stockholders approved the 1999 Employee Stock Purchase Plan (ESPP), which became effective upon the completion of the initial public offering of our common stock. The total number of shares authorized for issuance under the plan is 700,000. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of our common stock on the first day of the applicable one-year offering period or the last day of the applicable six-month purchase period. At March 31, 2006, 166,880 shares were available for issuance under this plan.

Adoption of SFAS No. 123R

Prior to January 1, 2006, we accounted for our stock plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), effective January 1, 2006

Notes to Condensed Financial Statements

2. Stock-Based Compensation (continued)

using the modified prospective transition method. Under that transition method, stock-based compensation expense recognized during the quarter ended March 31, 2006 includes: (a) stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) stock options and restricted stock units granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the modified prospective transition method, results for prior periods are not restated.

SFAS No. 123R requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS 123 for periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

In anticipation of the adoption of SFAS No. 123R, we did not modify the terms of any previously granted options. We made minor changes to our equity compensation program by reducing the overall number of shares covered by equity compensation grants and granting restricted stock units beginning in Q1 2006.

As a result of adopting SFAS No. 123R using the modified prospective method, our loss from continuing operations before income taxes and net loss for the first quarter of fiscal 2006 includes approximately $381,000 of stock-based compensation expense.

The following table presents the pro forma effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our share-based compensation arrangements during the first quarter of fiscal 2005:

(In thousands, except per share amounts)	Three months ended March 31, 2005

Net income, as reported	$1,290
Add: Share-based compensation expense included in reported net income, net of related tax effects	94
Deduct: Total share-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(432)

Net income, pro forma	$952

Basic net income per share - as reported	$0.08
Basic net income per share - pro forma	$0.06
Diluted net income per share - as reported	$0.07
Diluted net income per share - pro forma	$0.05

For purposes of this pro forma disclosure, we estimated the value of the options using the Black-Scholes option valuation model and amortized the fair value of options granted to expense over the option vesting period.

Compensation Cost

The compensation cost that has been charged against our results of operations was as follows for the first quarter of fiscal 2006 (in thousands):

Notes to Condensed Financial Statements

2. Stock-Based Compensation (continued)

Share-based compensation cost included in:
Cost of service and support revenues	$40
Sales and marketing	138
Research and development	62
General and administrative	141

Total share-based compensation cost	$381

Income tax benefit recognized	—

$381

Valuation of Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. This model requires the input of highly subjective assumptions, including expected stock price volatility, and the estimated life of each award and estimated pre-vesting forfeitures. The fair value of these stock options was estimated assuming no expected dividends and estimates of expected life, volatility and risk-free interest rate at the time of grant. We recognize compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of each of these awards.

There were no stock options granted in the three-month period ended March 31, 2006. The fair value of stock options granted in the three-month period ended March 31, 2005 was estimated using the following weighted-average assumptions:

Three months ended March 31, 2005

Risk-free interest rate	3.4%
Expected volatility	106.0%
Expected life (in years)	4.0
Dividend yield	0.0%

Summary of Stock Options

The following table summarizes all stock option activity under our share-based compensation plans for the three months ending March 31, 2006:

	Outstanding Options

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2005	3,380,325	$4.26
Granted	—	—
Exercised	(7,382)	$3.47
Forfeited or expired	(51,353)	$5.23

Outstanding at March 31, 2006	3,321,590	$4.25	6.54	$5,376,065

Exercisable at March 31, 2006	1,858,413	$5.02	6.01	$2,563,271

Notes to Condensed Financial Statements

2. Stock-Based Compensation (continued)

Aggregate intrinsic value of options outstanding at March 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 1,903,362 shares that had exercise prices that were lower than the $4.75 market price of our common stock at March 31, 2006 (“in the money options”). The total intrinsic value of options exercised during the quarter ended March 31, 2006 was $13,000.

As of March 31, 2006, total unrecognized compensation cost related to stock options granted under our various plans was $2.5 million. We expect that cost to be recognized over a weighted-average period of 1.7 years.

Summary of Restricted Stock Units

Restricted stock units were awarded for the first time in the first quarter of 2006 under our 1999 Equity Incentive Plan. A total of 145,000 restricted stock units were granted and remain unvested as of March 31, 2006. The fair value of these grants was calculated based upon the fair market value of our stock at the date of grant, less an estimate of pre-vesting forfeitures. The weighted-average grant-date fair value of restricted stock units awarded during the first quarter of fiscal 2006 was $5.05 As of March 31, 2006, there was $556,000 of total unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted-average period of 2.2 years. No restricted stock units vested or were forfeited during Q1 2006.

Employee Stock Purchase Plan

As of March 31, 2006, we had issued 533,120 shares over the life of the ESPP. No shares were issued during the first quarters of fiscal 2006 and fiscal 2005. We currently have 166,880 shares in reserve for future issuance under the plan.

ESPP awards for offering periods prior to and after the adoption of SFAS No. 123R were valued using the Black-Scholes model using the following assumptions:

	Three months ended March 31,

	2006	2005

Risk-free interest rate	3.4%	1.6%
Expected volatility	48.0%	54.0%
Expected life (in years)	1	1
Dividend yield	0.0%	0.0%

Disclosures Pertaining to All Share-Based Compensation Plans

Cash received under all share-based payment arrangements for the first quarter of fiscal 2006 and fiscal 2005 was $26,000 and $75,000, respectively. Because of our net operating losses and related valuation allowance, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the first quarters of fiscal 2006 and fiscal 2005.

3. Comprehensive Income (Loss)

We have no items of other comprehensive income (loss), and accordingly, the comprehensive income (loss) is equal to the net income (loss) for all periods presented.

4. Warranties; Indemnification

We generally provide a warranty that our software products substantially operate as described in the manuals and guides that accompany the software for a period of 90 days. The warranty does not apply in the event of misuse, accident, and certain other circumstances. To date, we have not incurred any material costs associated with these warranties and have no accrual for such items at March 31, 2006.

Notes to Condensed Financial Statements

4. Warranties; Indemnification (continued)

From time to time, we enter into contracts that require us, upon the occurrence of certain contingencies, to indemnify parties against third party claims. These contingent obligations primarily relate to (i) claims against our customers for violation of third party intellectual property rights caused by our products; (ii) claims resulting from personal injury or property damage resulting from our activities or products; (iii) claims by our office lessor arising out of our use of the premises; and (iv) agreements with our officers and directors under which we may be required to indemnify such persons for liabilities arising out of their activities on behalf of ourselves. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our balance sheet as of March 31, 2006 or December 31, 2005.

5. Related Party Transaction

In September 2003 we entered into an agreement with Posit Science Corporation (“PSC”), formerly Neuroscience Solutions Corporation (“NSC”), to provide PSC with exclusive rights in the healthcare field to certain intellectual property owned or licensed by us, along with transfer of certain healthcare research projects. A co-founder, substantial shareholder, and member of our Board of Directors, is a co-founder, officer, director and substantial shareholder of PSC.

During the quarter ended March 31, 2006, we recorded $37,000in royalties receivable from PSC. For the comparable period in 2005, we recorded $12,000 in royalties receivable. Amounts received to date and any future receipts are being reported as other income as we do not consider these royalties to be part of our recurring operations.

6. Provision for Income Taxes

In the three months ending March 31, 2006, we recorded no income tax provision due to our loss. For the three months ended March 31, 2005 we recorded an income tax provision of $26,000. The tax provision for the three months ended March 31, 2005 principally consisted of federal and state taxes currently payable offset by the utilization of net operating losses resulting in an effective tax rate of approximately 2%. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and previously reported net losses, we continue to maintain a full valuation allowance against our remaining net deferred tax assets.

7. Commitments and Contingencies

On July 15, 2005, SkyTech, Inc. (“SkyTech”) filed a complaint against us in the District Court for the State of Minnesota, Fourth Judicial District, alleging claims of fraud, breach of contract, breach of duty of good faith and fair dealing, tortious interference, and indemnity. SkyTech alleged that it entered into an independent sales representative agreement (the “Agreement”) with us in October 2002 pursuant to which it has an exclusive right to market our products to the “After School” market. SkyTech further alleged that we prevented SkyTech’s performance of the Agreement and that we wrongly terminated the Agreement. SkyTech asserted that it was entitled to an unspecified amount of damages comprised of lost commissions and other damages, attorney’s fees, costs and punitive damages. In addition to the SkyTech claims, SkyLearn, L.L.C, and HEK, Inc., both of which claimed to be subcontractors of SkyTech, claimed that they suffered damages from our alleged actions with respect to SkyTech. In December 2005 the court granted our motion to dismiss the case and to compel arbitration. The Plaintiffs have filed an appeal of the ruling.

In October 2005 we initiated an arbitration proceeding before the American Arbitration Association in San Francisco, California. Our arbitration complaint alleges that SkyTech owes us for training charges that remain unpaid under the Agreement and seeks declaratory relief regarding SkyTech’s claims against us. SkyTech has asserted counterclaims against us in the arbitration, repeating the claims made in the Minnesota case and asserting damages of $10 million. This arbitration is on hold pending the outcome of the appeal in the Minnesota state court.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not historical facts but rather are based on current expectations about our business and industry, as well as our beliefs and assumptions. Words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” and variations and negatives of these words and similar expressions are used to identify forward-looking statements. All forward-looking statements, including but not limited to those identified with asterisks (*) in this report, are not guarantees of future performance or events, and are subject to risks, uncertainties and other factors, many of which are beyond our control and some of which we may not even be presently aware. As a result, our future results and other future events or trends may differ materially from those anticipated in our forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, the risks and uncertainties discussed in this Management’s Discussion and in the Risk Factors section of this Report. We also refer you to the risk factors that are or may be discussed from time to time in our public announcements and filings with the SEC, including our future Forms 8-K, 10-Q and 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

Overview

We develop and distribute the Fast ForWord® family of reading intervention software. Our innovative products build learning capacity by applying advances in neuroscience to develop the fundamental cognitive skills required to read and learn. Extensive outcomes research by independent researchers, our founding scientists, and our company demonstrates that the Fast ForWord products help students attain rapid, lasting gains in the skills critical for reading. To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support. Our primary market is K-12 schools in the United States, to which we sell using a direct sales force. For the three months ended March 31, 2006, K-12 schools accounted for 93% of booked sales. By the end of March 2006, approximately 3,900 schools had purchased at least $10,000 of our Fast ForWord product licenses and services. During the three months ended March 31, 2006, approximately 50,000 individuals enrolled in one of our products. As of March 31, 2006 we had 183 full-time employees, compared to 166 at March 31, 2005.

Business Highlights

The K-12 education market is large and growing. According to the National Center for Education Statistics, there are 54 million K-12 students with the number growing to nearly 57 million in 2014. Eduventures, a strategic consulting firm in the education industry, has estimated that in 2003, K-12 schools spent $3.3 billion on supplemental content for all subject areas. Another market gauge, provided by the Education Market Report’s Complete K-12 Newsletter (July 2005), estimated the market for all educational software at approximately $800 million for the 2004-2005 school year. This represents growth of approximately 10% over 2003-2004, compared to declining or flat sales in the years from 2001 to 2004.

According to a recent survey by the National Conference of State Legislatures, state budget conditions continue to improve.* State budget overruns are declining, although states still report increasing spending demands for Medicaid and other health care programs, corrections, pensions, education and other priorities.*

Among the federal education programs, we believe that Title 1 and IDEA (special education) have been the most significant sources of funds for purchases of Fast ForWord licenses. The 2006 federal appropriations for these programs are at approximately the same level as in 2005. The current federal budget deficit and competing priorities, however, may impact the continuing availability of federal education funding.

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

Company Highlights

For the three months ended March 31, 2006, our total booked sales increased by 44% over the same period in 2005. (Booked sales is a non-GAAP financial measure. For more explanation on booked sales, see Revenue below). These results exceeded our expectations for the quarter.

While booked sales growth in the first quarter was substantial compared to the comparable quarter in 2005, the first quarter historically is our smallest booked sales quarter. As we have discussed before, the characteristics of our public school market cause us to have a somewhat long and unpredictable sales cycle. During 2005, we saw educational decision makers grow more cautious in their decision-making, further lengthening our sales cycle. While the results from the first quarter of 2006 are encouraging, we do not expect to maintain this growth rate during the remainder of 2006.* Our target annual growth rate remains 20%-30%.*

For the three months ended March 31, 2006, we closed 18 transactions in excess of $100,000, compared to ten in the first quarter of 2005. One of our major goals is to increase the number of large booked sales, which we believe to be an important indicator of education industry acceptance and critical to achieving our targets. These large transactions frequently require school board approvals and their timing is often difficult to predict.

For the three months ended March 31, 2006, our revenue decreased 24% compared to the same period in 2005. Product revenue was down 32% compared to the same period in 2005. The main reasons for the change in product revenues are a one-time shift of product revenue from December 2004 to January 2005, and a decrease in the amount of revenue from prior period sales, partially offset by higher revenue from current quarter sales in the three months ended March 31, 2006 than in the same period in 2005. This is discussed in greater detail in Revenue below. Service and support revenue increased modestly. In 2005 we recognized more revenue than we had in booked sales, resulting in a decrease in deferred revenue. We expect this to reverse in 2006, with booked sales greater than revenues and deferred revenue growing.*

For the three months ended March 31, 2006, gross profit decreased due to lower product revenue (which has significantly higher gross margins than service and support revenue) and lower gross margin on services and support as we continue to invest in that organization. Operating expenses increased 10%, with half of that growth due to the expensing of equity compensation due to the adoption of SFAS No. 123R in the first quarter of 2006. For the three months ended March 31, 2006, equity compensation expense was $381,000. More detail on SFAS No. 123R is available in Note 2, Stock-Based Compensation. The remaining increase in operating expenses was due to increased commissions and compensation associated with a growing direct sales force and a 44% increase in booked sales over the same period in 2005.

We recorded a net loss for the three months ended March 31, 2006 compared to a net profit in the same period in 2005 due to significantly lower gross profit, driven by the decline in product revenue.

At March 31, 2006 and December 31, 2005, we had no outstanding debt.

Results of Operations

Revenues

	Three months ended March 31,

(dollars in thousands)	2006	Change	2005

Products	$5,348	-32%	$7,833
Service and support	2,483	3%	2,412

Total revenues	$7,831	-24%	$10,245

Product revenues, which comprise the bulk of our revenue, decreased significantly during the three months ended March 31, 2006, compared to the same period in 2005. There were three main factors that affected product revenues. First, $2.3 million of products sold in December 2004 were not recognized as revenue until delivered to the customer in January 2005. There was no corresponding shift of revenue out of December 2005 into January 2006. The second factor is recognition of revenue from prior period sales. Revenue from prior period sales (exclusive of the $2.3 million item above) was $2.9 million lower in the three months ended March 31, 2006 than in the same period in

2005. These two decreases were partially offset by an increase in revenue recognized from current quarter sales, which was $2.8 million higher in the three months ended March 31, 2006 than during the same period in 2005. For the three months ended March 31, 2006, approximately $3.8 million of sales booked in that period was recognized as product revenue in the quarter of sale. This represents approximately 56% of total booked sales for the three months ended March 31, 2006. For the comparable period in 2005, approximately $1.1 million of sales were recognized into product revenue, representing approximately 22% of total sales. As a result of our December 2004 strategic pricing change, we now recognize most of our perpetual license revenue in the quarter of sale rather than over the related service period.

Our service and support revenue increased modestly during the three months ended March 31, 2006, compared to the same period in 2005 due to a higher number of schools on support and more services delivered, offset by a reduction in support prices for new customers.

Future revenue: As a result of our December 2004 strategic pricing change, during 2005 we recognized current booked sales into revenue substantially more quickly than we did in 2004. See Revenue Recognition below for more detail about our revenue recognition practices. At the same time, we continued to recognize deferred revenue from earlier years’ perpetual license sales into current revenue. This non-recurring impact from our transition to a different pricing structure resulted in 2005 revenue exceeding 2005 booked sales. During 2006, we expect booked sales to exceed revenue, resulting in deferred revenue growth.* We also expect revenue to decline in 2006, compared to 2005 revenue.* We expect that the positive impact on revenue of sales prior to the December 2004 pricing change will be minimal in 2006 and 2007.*

Booked sales and selling activity: Booked sales is a non-GAAP financial measure that management uses to evaluate current selling activity. We believe that booked sales is a useful metric for investors as well as management because it is the most direct measure of current demand for our products and services. Booked sales equals the total value (net of allowances) of software, services and support invoiced in the period. We record booked sales and deferred revenue when all of the requirements for revenue recognition have been met, other than the requirement that the revenue for software licenses and services has been earned. We use booked sales information for resource allocation, planning, compensation and other management purposes. We believe that revenue is the most comparable GAAP measure to booked sales. However, booked sales should not be considered in isolation from revenues, and is not intended to represent a substitute measure of revenues or any other performance measure calculated under GAAP.

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,

(dollars in thousands)	2006	Change	2005

Booked sales	$6,784	44%	$4,727
Less revenue	7,831	(24%)	10,245

Net increase/decrease in deferred revenue	($1,047)		($5,518)

Total deferred revenue beginning of period	$17,003	(34%)	$25,784

Short-term deferred revenue end of period	$10,944	(29%)	$15,311
Long-term deferred revenue end of period	$5,012	1%	$4,955

Total deferred revenue end of period	$15,956	(21%)	$20,266

Booked sales in the K-12 sector increased 48% to $6.3 million during the three months ended March 31, 2006, compared to $4.2 million in the same period in 2005. While this performance exceeded our long-term growth target of 20%-30%, the first quarter is generally our lowest booked sales quarter. While the results from the first quarter of 2006 are encouraging, we do not expect to maintain this growth rate during the remainder of 2006.* Our target annual booked sales growth rate remains 20%-30%. * As we have discussed before, characteristics of our public school market cause us to have a somewhat long and unpredictable sales cycle.

Booked sales to the K-12 sector for the three months ended March 31, 2006 were 92% of total booked sales, compared to 89% in the same period in 2005. Booked sales to non-school customers, primarily private practice clinicians, increased by $5,000, or 1%, for the three months ended March 31, 2006. We expect modest growth in booked sales to non-school customers during the remainder of 2006, as sales to correctional institutions and international customers are expected to grow.*

We believe large booked sales are an important indicator of mainstream education industry acceptance and an important factor in reaching our goal of increasing sales force productivity.* During the first quarter of 2006, we closed 18 sales that had a contract value in excess of $100,000 compared to ten during the same period in 2005. For the three months ended March 31, 2006, approximately 70% of our K-12 booked sales were realized from booked sales over $100,000. For the comparable period in 2005, these large booked sales accounted for approximately 51% of booked sales. Large booked sales include volume and negotiated discounts but the percentage discount applicable to any given transaction will vary and the relative percentage of large booked sales and smaller booked sales in a given quarter may fluctuate. Because we discount product license fees but do not discount service and support fees, product booked sales and revenue are disproportionately affected by discounting. We cannot predict the size and number of large transactions in the future.*

Although federal, state and local budget pressures make for an uncertain funding environment for our customers, we remain optimistic about our growth prospects in the K-12 market.* However, achieving our booked sales growth objectives will depend on increasing customer acceptance of our products, which requires us to continue to focus on improving our products’ ease of use, their fit with school requirements, and our connection with classroom teachers and administrators.* Our K-12 growth prospects are also influenced by factors outside our control, including the overall level, certainty and allocation of state, local and federal funding. In addition, the revenue recognized from our booked sales can be unpredictable. Our various license and service packages have substantially differing revenue recognition periods, and it is often difficult to predict which license package a customer will purchase, even when the amount and timing of a sale can be reasonably projected. See “Management’s Discussion and Analysis – Application of Critical Accounting Policies” for a discussion of our revenue recognition policy. In addition, the timing of a single large order or its implementation can significantly impact the level of booked sales and revenue at any given time. See “Risk Factors” for a further discussion of some of the factors that affect our sales and revenue.

Gross Profit and Cost of Revenues

	Three months ended March 31,

	2006		2005

(dollars in thousands)	$ Profit	Margin %	$ Profit	Margin %

Gross profit on products	$5,028	94%	$7,400	94%
Gross profit on services and support	634	26%	1,052	44%

Total gross profit	$5,662	72%	$8,452	82%

The overall gross profit margin decreased significantly due to a revenue mix shift. High margin product revenues made up 68% of total revenues in the three months ended March 31, 2006, compared to 76% in the same period in 2005. Product margins remained unchanged at 94% during the two periods. Higher expenses in service and support more than offset modest revenue growth. This expense growth in service and support is due to additional staff and their associated expenses. Expenses that increased for services and support during the three months ended March 31, 2006 versus the same period in 2005 include compensation expense ($146,000), customer conferences ($138,000), travel and entertainment ($96,000), consulting ($54,000) and equity compensation expense ($40,000).

Operating Expenses

	Three months ended March 31,

(dollars in thousands)	2006	Change	2005

Sales and marketing	$5,379	13%	$4,763
Research and development	1,022	10%	933
General and administrative	1,567	2%	1,537

Total operating expenses	$7,968	10%	$7,233

Sales and Marketing Expenses: For the three months ended March 31, 2006, our sales and marketing expenses increased 13% or approximately $616,000. This increase is due to multiple factors, including increased staffing ($229,000), equity compensation expense ($138,000), travel expenses ($101,000) and commissions ($100,000). At March 31, 2006, we had 39 quota-bearing field sales personnel compared to 36 at March 31, 2005.

Research and Development Expenses: Research and development expenses increased in the three months ended March 31, 2006, compared to the same period in 2005 primarily due to equity compensation expense of $62,000. Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs.

General and Administrative Expenses: General and administrative expenses increased modestly in the three months ended March 31, 2006, compared to the same period in 2005, as increases in equity compensation expense of ($141,000), employee compensation ($100,000) and legal ($61,000) were largely offset by spending reductions primarily in consulting ($124,000), depreciation ($53,000) and audit fees ($53,000).

Adoption of SFAS No. 123R

We have four active share-based compensation plans for the issuance of stock options, restricted stock units and an employee stock purchase plan (ESPP). Prior to fiscal 2006, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. (APB) 25, Accounting for Stock Issued to Employees, and related guidance, as permitted by SFAS 123, Accounting for Stock-Based Compensation. Accordingly, we did not recognize any significant amounts of share-based employee compensation expense in our statements of operations prior to fiscal 2006; instead, we provided footnote disclosure of our pro forma results of operations as if we had recognized compensation expense in accordance with SFAS 123.

Beginning in the first quarter of fiscal 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the modified-prospective transition method. Under that transition method, compensation cost recognized in the first quarter of fiscal 2006 includes the following: (a) compensation cost related to any share-based payments granted through, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for any share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

As a result of adopting SFAS No. 123R, we recognized share-based compensation expense of $381,000 during the first quarter of fiscal 2006, comprised of restricted stock units, issued for the first time, and stock option expense from grants in previous periods. No stock options were issued in the first quarter of fiscal year 2006. The total share based expense primarily affected our reported sales and marketing and general and administrative departments.

We calculated the restricted stock unit expense based upon the fair market value of our stock at the date of grant. As of March 31, 2006, total unrecognized compensation expense related to restricted stock units granted during the first quarter of fiscal year 2006 was $556,000, which we expect to be recognized over a weighted-average period of 2.2 years.

We calculated the option-related expense based on the fair values of the awards as estimated using the Black-Scholes option valuation model. Use of this model requires us to make assumptions about expected future volatility of our stock price and the expected term of the options that we grant. Calculating stock option expense under SFAS No. 123R also requires us to make assumptions about expected future forfeiture rates for our option awards. As of March 31, 2006, total unrecognized compensation expense related to unvested stock options already granted under our various plans was $2.5 million, which we expect to be recognized over a weighted-average period of 1.7 years.

Other Income from Related Party

In September 2003, we signed an agreement with Posit Science Corporation (“PSC”), transferring technology to PSC for use in the health field. During the three months ended March 31, 2006, we recorded $37,000 in royalties receivable from PSC. For the comparable period in 2005, we recorded $12,000 in royalties receivable. Amounts received to date and any future receipts are being reported as other income as we do not consider these royalties to be part of our recurring operations.

Interest Income, net

	Three months ended March 31,

(dollars in thousands)	2006	Change	2005

Interest income, net	$95	11%	$85

In the three month period ended March 31, 2006, we generated interest income from our cash balances. During 2005, we also earned interest from our cash balances plus $38,000 in interest income on our loans to current and former officers. In 2006 there was no further interest income from loans to former officers as those loans have been fully repaid. The primary reason for the increase in interest income was the increase in interest rates on our cash balances.

Provision for Income Taxes

In the three months ending March 31, 2006, we recorded no income tax provision due to our loss. For the three months ended March 31, 2005 we recorded an income tax provision of $26,000. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and previously reported net losses, at March 31, 2006 we continue to maintain a full valuation allowance against our remaining net deferred tax assets.

Liquidity and Capital Resources

Our cash, cash equivalents and short term investments were $8.2 million at March 31, 2006, compared to $12.1 million at December 31, 2005. We expect that our cash flow from operations and our current cash balances will be the primary source of liquidity and will be sufficient to provide the necessary funds for our operations and capital expenditures during at least the next 12 months.* Accomplishing this, however, will require us to meet specific booked sales targets in the K-12 market. We cannot assure you that we will meet our targets with respect to booked sales, revenues, expenses or operating results.

If we are unable to achieve sufficient cash flow from operations, we may seek other sources of debt or equity financing, or may be required to reduce expenses.* Reducing our expenses could adversely affect operations by reducing the resources available for sales, marketing, research or product development.* We cannot assure you that we will be able to secure additional debt or equity financing on acceptable terms, if at all.

Historically, our first quarter is our lowest booked sales quarter, reflecting school purchasing cycles and a trend in our industry.* Therefore, we may have negative cash flow in some quarters, particularly the first quarter, and may borrow funds from time to time.* We generally use cash in operations during the first quarter and this trend continued in 2006.

Net cash used in operating activities for the three months ended March 2006 was $3.9 million versus cash used of $3.5 million during the same period in 2005. This difference was the result of higher spending, primarily due to increased headcount, additional marketing efforts and higher travel expenses, partially offset by lower commission and bonus payments, reflecting the lower booked sales difference between 2005 compared to 2004.

Net cash generated by investing activities for the three months ended March 31, 2006 was $3.1 million, due to the maturity of $3.0 million of short term investments. We also received the final payment on our outstanding officer loans during the three months ended March 31, 2006 of $213,000. Our capital expenditures of $187,000 in the three months ended March 31, 2006, compared to $87,000 for the same period in 2005. Capital spending primarily consists of purchases of computer hardware and software. We expect that our capital spending will be higher in 2006 than in 2005 on a full year basis, as we expect to make additional systems investments in 2006.*

For the three months ended March 31, 2006 and March 31, 2005 we had no borrowings.

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

The following table summarizes our obligations at March 31, 2006 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

(dollars in thousands)	Total	Less than 1 year	2 - 3 years	4 - 5 years	Thereafter

Non-cancelable operating lease	$7,991	$940	$1,891	$2,039	$3,121
Minimum royalty payments	1,313	150	300	300	563

Total	$9,304	$1,090	$2,191	$2,339	$3,684

Non-cancelable operating lease expires on 12/31/2013. Minimum royalty payments expire in 2014.

Our purchase order commitments at March 31, 2006 are not material.

Loans to Current and Former Officers

In March 2001 we made full recourse loans to certain of our officers, in amounts totaling $3.1 million. The notes were full recourse loans secured by shares of our Common Stock owned by our current and former officers. The loans bore interest at 4.94%. Principal and interest for all notes were due December 31, 2005. All amounts were paid on or prior to the maturity date, except $297,000, which was paid during the three months ended March 31, 2006 with $213,000 in cash and $84,000 in surrendered stock. No further amounts are due.

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

Sales to our school customers typically include multiple elements (e.g., Fast ForWord software licenses, Progress Tracker, our Internet-based participant tracking service, support, training, implementation management, and other services). We allocate revenue to each element of a transaction based upon its fair value as determined in reliance on “vendor specific objective evidence” (“VSOE”), if VSOE exists for each element. As we do not have VSOE for software licenses, we normally recognize revenue using the residual method on arrangements with multiple elements that include software licenses, whereby the difference between the total arrangement fee and the total fair value of the undelivered elements (generally services and support) is recognized as revenue relating to software licenses. VSOE of fair value for each element of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is also measured by the renewal price. We are required to exercise judgment in determining whether VSOE exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses due to the inability of customers to make payments. These estimates are based on historical experience. In 2005 our bad debt experience was less than 1% of revenue. To the extent experience requires it, we may in the future adjust this allowance.* Cancellations and refunds are allowed in limited circumstances, and such amounts have not been significant.

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

On an ongoing basis, we evaluate the net realizable value of the capitalized software development cost by estimating the future revenue to be generated from the product and compare this estimate to the unamortized cost of the product. At March 31, 2006 future revenues from sale of products for which development costs remain on the balance sheet are anticipated to exceed the $65,000 of unamortized development costs.* The amortization of capitalized software should be complete in the quarter ending June 30, 2006, providing no additional capitalization occurs.* No software development costs were capitalized in the three months ended March 31, 2006 or 2005.

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

Stock-Based Compensation

Under the fair value recognition provisions of SFAS No. 123R, we used the Black-Scholes option valuation model to estimate stock-based compensation expense at the grant date based on the fair value of the award and we will recognize the expense ratably over the requisite service period of the award. Determining the appropriate fair value model and assumptions used in calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the rate of interest we will pay on our revolving credit facility with Comerica Bank. Interest rates on loans extended under that facility are at a floating prime rate, or a fixed rate of LIBOR plus 2.5%. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at March 31, 2006 would not have a material affect on our results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods. These procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, and concluded that our disclosure controls and procedures were effective as of March 31, 2006.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 15, 2005, SkyTech, Inc. (“SkyTech”) filed a complaint against us in the District Court for the State of Minnesota, Fourth Judicial District, alleging claims of fraud, breach of contract, breach of duty of good faith and fair dealing, tortious interference, and indemnity. SkyTech alleged that it entered into an independent sales representative agreement (the “Agreement”) with us in October 2002 pursuant to which it has an exclusive right to market our products to the “After School” market. SkyTech further alleged that we prevented SkyTech’s performance of the Agreement and that we wrongly terminated the Agreement. SkyTech asserted that it was entitled to an unspecified amount of damages comprised of lost commissions and other damages, attorney’s fees, costs and punitive damages. In addition to the SkyTech claims, SkyLearn, L.L.C and HEK, Inc., both of which claimed to be subcontractors of SkyTech, claimed that they suffered damages from our alleged actions with respect to SkyTech. In December 2005, the court granted our motion to dismiss the case and to compel arbitration. The Plaintiffs have filed an appeal of the ruling.

In October 2005 we initiated an arbitration proceeding before the American Arbitration Association in San Francisco, California. Our arbitration complaint alleges that SkyTech owes us for training charges that remain unpaid under the Agreement and seeks declaratory relief regarding SkyTech’s claims against us. SkyTech has asserted counterclaims against us in the arbitration, repeating the claims made in the Minnesota case and asserting damages of $10 million. This arbitration is on hold pending the outcome of the appeal in the Minnesota state court.

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

We believe that to date most educators who have used Fast ForWord products are “early adopters.” Early adopters make up a relatively small proportion of the K-12 market, so in order to grow our revenue and profit, we need to increase our booked sales beyond early adopters to more conservative customers. We believe that our ability to grow acceptance of our products in the conservative K-12 education market will depend largely on the critical factors discussed below.

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

It is difficult to accurately forecast our future financial results, and we believe that in 2006 our quarterly revenue has become more difficult to predict. This may cause us to fail to achieve the financial performance anticipated by investors and financial analysts, which could cause the price of our stock to decline.

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

In addition, we have a line of credit with Comerica Bank totaling $5.0 million, which expires June 2, 2007. At March 31, 2006 no borrowings were outstanding and we were in compliance with the covenants of that line.

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

Throughout 2005, we saw educational decision makers grow more cautious in their decision-making, further lengthening our sales cycle.

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

In addition, the restatement reflected a material weakness in our internal control over financial reporting and disclosure controls and procedures. To address this material weakness, we hired additional accounting staff and implemented changes in our processes, procedures and controls relating to revenue and deferred revenue. Although our management has concluded and the Audit Committee has concurred that, at December 31, 2005, we no longer had a material weakness in our internal control over financial reporting, we cannot assure you that we will not detect additional material weaknesses in our internal control over financial reporting in the future, further compounding the risks identified above.

We may be unable to continue to be profitable.

We started operations in February 1996 and through 2002 incurred significant operating losses. We first became profitable in 2003, incurred a net loss in 2004 and were again profitable in 2005. We expect that in 2006 we will record a net loss,* partially because of the implementation of SFAS No. 123R, which requires us to record compensation expense for employee stock awards. At March 31, 2006, we had an accumulated deficit of approximately $80.3 million from inception.

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

Our sales and marketing efforts, as well as our reputation, could be adversely impacted if the studies upon which we rely to demonstrate the effectiveness of our products, or the conclusions we draw from those studies, are seen to be insufficient. The recent federal NCLB legislation has placed an increasing emphasis on the need for scientifically-based research. To the extent that scientifically-based research becomes more important to the education market, challenges to the research that we use in marketing our products could become more potentially harmful to us.

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

US public schools are funded primarily through state and local tax revenues, which are devoted primarily to school building costs, teacher salaries and general operating expenses. Public schools also receive funding from the federal government through a variety of federal programs, many of which target children who are poor and/or struggling academically. Federal funds typically are restricted to specified uses.

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

Historically, we have understood the importance of internal control over financial reporting, and on an ongoing basis, we evaluate our controls, assess whether we should improve them and, when appropriate, implement improvements. In connection with our restatements in 2005, we concluded that we had a material weakness in our internal controls relating to revenue and deferred revenue. To address this material weakness, we hired additional accounting staff and we implemented changes in our processes, procedures and controls relating to revenue and deferred revenue. In connection with the audit of our financial statements for the year ended December 31, 2005, management concluded and the Audit Committee concurred that, at December 31, 2005, we no longer had a material weakness in our internal control over financial reporting. We cannot assure you that, in the course of implementing our processes to achieve compliance with Section 404, we will not detect additional material weaknesses in our internal control over financial reporting.

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

At December 31, 2005, Warburg, Pincus Ventures, our largest shareholder, owned approximately 46%of the Company’s outstanding stock and, in the aggregate, our directors and executive officers and their affiliates held more than 60% of the outstanding stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may have interests that diverge from those of other stockholders. This concentration of ownership may also delay, prevent or deter a change in control of our company.

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

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

Exhibit No.	Description of Document

3.1 (1)	Restated Certificate of Incorporation.
3.2 (2)	Amended and Restated Bylaws.
10.1(3)*	1999 Equity Incentive Plan, as amended.
10.2(3)*	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Incentive Plan.
10.3(3)*	Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan.
10.4(3)*	2006 Management Incentive Plan.
31.1	Certification of Chief Executive Officer (Section 302).
31.2	Certification of Chief Financial Officer (Section 302).
32.1	Certification of Chief Executive Officer (Section 906).
32.2	Certification of Chief Financial Officer (Section 906).

(1)	Incorporated by reference to Exhibit 3.3 previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-77133).

(2)	Incorporated by reference to Exhibit 3.4 previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).

(3)	Incorporated by reference to exhibits previously filed with the Company’s Form 10-K filed on March 14, 2006.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2006

SCIENTIFIC LEARNING CORPORATION
(Registrant)

/s/ Jane A. Freeman

Jane A. Freeman
Chief Financial Officer
(Authorized Officer and Principal Financial and
Accounting Officer)

Index to Exhibits

Exhibit No.	Description of Document

3.1 (1)	Restated Certificate of Incorporation.
3.2 (2)	Amended and Restated Bylaws.
10.1(3)*	1999 Equity Incentive Plan, as amended.
10.2(3)*	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Incentive Plan.
10.3(3)*	Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan.
10.4(3)*	2006 Management Incentive Plan.
31.1	Certification of Chief Executive Officer (Section 302).
31.2	Certification of Chief Financial Officer (Section 302).
32.1	Certification of Chief Executive Officer (Section 906).
32.2	Certification of Chief Financial Officer (Section 906).

(1)	Incorporated by reference to Exhibit 3.3 previously filed with the Company’s Registration Statement on Form S-1.

(2)	Incorporated by reference to Exhibit 3.4 previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003.

(3)	Incorporated by reference to exhibits previously filed with the Company’s Form 10-K filed on March 14, 2006.