Form 10-Q
period 2006-06-30
SCIENTIFIC LEARNING CORP
filed 2006-08-14
CIK 1042173

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006

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

As of July 15, 2006, there were 16,842,506 shares of Common Stock outstanding.

SCIENTIFIC LEARNING CORPORATION INDEX TO FORM 10-Q FOR THE QUARTER ENDED June 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC LEARNING CORPORATION CONDENSED BALANCE SHEETS (In thousands) Unaudited

	June 30, 2006	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$8,308	$9,022
Short-term investments	—	3,043
Accounts receivable, net	11,826	3,519
Notes and interest receivable from current and former officers	—	297
Prepaid expenses and other current assets	1,381	1,312

Total current assets	21,515	17,193

Property and equipment, net	641	469
Other assets	925	1,072

Total assets	$23,081	$18,734

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$164	$214
Accrued liabilities	4,892	2,966
Deferred revenue	13,661	11,171

Total current liabilities	18,717	14,351
Deferred revenue, long-term	4,581	5,832
Other liabilities	390	386

Total liabilities	23,688	20,569

Stockholders’ deficit:
Common stock and additional paid-in capital	77,279	76,265
Accumulated deficit	(77,886)	(78,100)

Total stockholders’ deficit:	(607)	(1,835)

Total liabilities and stockholders’ deficit	$23,081	$18,734

See accompanying notes

SCIENTIFIC LEARNING CORPORATION CONDENSED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) Unaudited

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

Revenues:

Products	$10,529	$10,856	$15,876	$18,689

Service and support	2,424	2,423	4,908	4,835

Total revenues	12,953	13,279	20,784	23,524

Cost of revenues:
Cost of products	529	622	849	1,055
Cost of service and support	1,978	1,499	3,827	2,859

Total cost of revenues	2,507	2,121	4,676	3,914

Gross profit	10,446	11,158	16,108	19,610

Operating expenses:
Sales and marketing	5,443	5,063	10,822	9,826
Research and development	1,090	941	2,113	1,874
General and administrative	1,632	1,637	3,198	3,175

Total operating expenses	8,165	7,641	16,133	14,875

Operating income (loss)	2,281	3,517	(25)	4,735

Other income from related party	37	13	75	25
Interest income, net	83	136	177	222

Income before income tax	2,401	3,666	227	4,982
Income tax provision	13	73	13	99

Net income	$2,388	$3,593	$214	$4,883

Basic net income per share	$0.14	$0.22	$0.01	$0.29

Shares used in computing basic net income per share	16,810	16,693	16,804	16,678

Diluted net income per share	$0.13	$0.20	$0.01	$0.28

Shares used in computing diluted net income per share	17,822	17,728	17,871	17,698

See accompanying notes

SCIENTIFIC LEARNING CORPORATION CONDENSED STATEMENTS OF CASH FLOWS (In thousands) Unaudited

	Six months ended June 30,

	2006	2005

Operating Activities:
Net income	$214	$4,883
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	276	365
Increase in interest receivable from current and former officers	—	(131)
Stock based compensation	891	113
Changes in operating assets and liabilities:
Accounts receivable	(8,307)	(2,159)
Prepaid expenses and other current assets	(69)	149
Other assets	16	25
Accounts payable	(50)	(186)
Accrued liabilities	1,926	(438)
Deferred revenue	1,239	(6,737)
Other liabilities	4	21

Net cash used in operating activities	(3,860)	(4,095)

Investing Activities:
Purchases of property and equipment, net	(317)	(110)
Maturity of investments	3,043	—
Repayment on current and former officer loans	213	978

Net cash provided by investing activities	2,939	868

Financing Activities:
Proceeds from issuance of common stock, net	207	213

Net cash provided by financing activities	207	213

Decrease in cash and cash equivalents	(714)	(3,014)

Cash and cash equivalents at beginning of period	9,022	10,281

Cash and cash equivalents at end of period	$8,308	$7,267

Supplemental schedule of noncash financing activities:
Common stock surrendered in connection with repayment of officer loans	$84	—

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

Interim Financial Information

The interim financial information as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 is unaudited, but includes all normal recurring adjustments that we consider necessary for a fair presentation of our financial position at such date and our results of operations and cash flows for those periods.

As discussed in Note 2, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” on January 1, 2006 using the modified prospective transition method. Accordingly, our operating income and loss for the three and six months ended June 30, 2006 includes approximately $510,000 and $891,000, respectively, in share-based employee compensation expense for stock options, restricted stock units and our Employee Stock Purchase Plan. Because we elected to use the modified prospective transition method, results for prior periods have not been restated.

The condensed financial statements and notes should be read in conjunction with our audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

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

Sales to our school customers typically include multiple elements (e.g., Fast ForWord software licenses, Progress Tracker, our Internet-based participant tracking service, support, training, implementation management, and other services). We allocate revenue to each element of a transaction based upon its fair value as determined in reliance on “vendor specific objective evidence” (“VSOE”), if VSOE exists for each element. As we do not have VSOE for software licenses, we normally recognize revenue using the residual method on arrangements with multiple elements that include software licenses, whereby the difference between the total arrangement fee and the total fair value of the undelivered elements (generally services and support) is recognized as revenue relating to software licenses. VSOE of

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

fair value for each element of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is also measured by the renewal price. We are required to exercise judgment in determining whether VSOE exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our financial statements.

Other Assets

Other assets consist of the following (in thousands):

	June 30, 2006	December 31, 2005

Software development costs	$3,089	$3,089
Less accumulated amortization	(3,089)	(2,959)

Software development costs, net	—	130
Long term lease deposits	855	855
Other non current assets	70	87

	$925	$1,072

Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, includes potential common shares from options and warrants calculated using the treasury stock method.

2. Stock-Based Compensation

Stock-Based Compensation Plans

On June 30, 2006, we had four active share-based compensation plans, which are described below.

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

In May 1999 the stockholders approved the 1999 Employee Stock Purchase Plan (ESPP), which became effective upon the completion of the initial public offering of our common stock. The total number of shares authorized for issuance under the plan is 700,000. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of our common stock on the first day of the applicable one-year offering period or the last day of the applicable six-month purchase period. At June 30, 2006, 126,882 shares were available for issuance under this plan.

Notes to Condensed Financial Statements

2. Stock-Based Compensation (continued)

Adoption of SFAS No. 123R

Prior to January 1, 2006, we accounted for our stock plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), effective January 1, 2006 using the modified prospective transition method. Under that transition method, stock-based compensation expense recognized during the three and six months ended June 30, 2006 includes: (a) stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) adjusted for estimated pre-vesting forfeitures, and (b) stock options and restricted stock units granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the modified prospective transition method, results for prior periods are not restated.

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

In anticipation of the adoption of SFAS No. 123R, we did not modify the terms of any previously granted options. We made minor changes to our equity compensation program by reducing the overall number of shares covered by equity compensation grants and granting restricted stock units beginning in the first quarter of 2006.

The following table presents the pro forma effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our share-based compensation arrangements during the three months and six months ended June 30, 2005:

	Three months ended June 30,	Six months ended June 30,

(In thousands, except per share amounts)	2005	2005

Net income, as reported	$3,593	$4,883
Add: Share-based compensation expense included in reported net income, net of related tax effects	19	113
Deduct: Total share-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(451)	(893)

Net income, pro forma	$3,161	$4,103

Basic net income per share - as reported	$0.22	$0.29
Basic net income per share - pro forma	$0.19	$0.25
Diluted net income per share - as reported	$0.20	$0.28
Diluted net income per share - pro forma	$0.18	$0.23

For purposes of this pro forma disclosure, we estimated the value of the options using the Black-Scholes option valuation model and amortized the fair value of options granted to expense over the option vesting period.

Notes to Condensed Financial Statements

2. Stock-Based Compensation (continued)

Compensation Cost

The following table summarizes the effects of share-based compensation resulting from the application of SFAS 123R (in thousands, except per share amounts):

	Three months ended June 30, 2006	Six months ended June 30, 2006

Cost of service and support revenues	$57	$97
Sales and marketing	216	354
Research and development	89	151
General and administrative	148	289

Share-based compensation effect on operating income (loss)	$510	$891

Income taxes	(39)	(39)

Net share-based compensation effects on net income	$471	$852

Share-based compensation effect on basic net income per share	$0.03	$0.05

Share-based compensation effect on diluted net income per share	$0.03	$0.05

Valuation of Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. This model requires the input of subjective assumptions, including expected stock price volatility, and the estimated life of each award and estimated pre-vesting forfeitures. The fair value of these stock options was estimated assuming no expected dividends and estimates of expected life, volatility and risk-free interest rate at the time of grant. . Estimated volatility is based on the historical prices of our common stock over the expected life of each option. Expected life of the options is based on our history of option exercise activity. The risk free interest rates used are based on the U.S. Treasury yield curve in effect at the time of grants for periods corresponding with the expected life of the options. We use historical data to estimate pre-vesting option forfeitures We recognize compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of each of these awards.

The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Risk-free interest rate	4.9%	4.1%	4.9%	3.4%
Expected volatility	87%	108%	87%	106%
Expected life (in years)	4.0	4.0	4.0	4.0
Dividend yield	0.0%	0.0%	0.0%	0.0%

Summary of Stock Options The following table summarizes all stock option activity under our share-based compensation plans for the six months ending June 30, 2006:

Notes to Condensed Financial Statements 2. Stock-Based Compensation (continued)

	Outstanding Options

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2005	3,380,325	$4.26
Granted	5,000	$4.50
Exercised	(18,232)	$2.32
Forfeited or expired	(68,055)	$5.75

Outstanding at June 30, 2006	3,299,038	$4.24	6.30	$5,058,637

Vested and expected to vest at June 30, 2006	3,078,760	$4.35	0.55	$4,569,593

Exercisable at June 30, 2006	1,959,743	$4.95	5.85	$2,533,725

Aggregate intrinsic value of options outstanding at June 30, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 1,872,177 shares that had exercise prices that were lower than the $4.60 market price of our common stock at June 30, 2006 (“in the money options”). The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $45,000 and $77,000, respectively. The total fair value of options vested is $803,000 for the six months ended June 30, 2006.

As of June 30, 2006, total unrecognized compensation cost related to stock options granted under our various plans was $1.9 million. We expect that cost to be recognized over a weighted-average period of 1.6 years.

Summary of Restricted Stock Units

Restricted stock units were awarded for the first time in 2006 under our 1999 Equity Incentive Plan. A total of 234,500 restricted stock units were granted and remain unvested as of June 30, 2006. The fair value of these grants was calculated based upon the fair market value of our stock at the date of grant, less an estimate of pre-vesting forfeitures. The weighted-average grant-date fair value of restricted stock units awarded during the first six months of fiscal 2006 was $4.88. As of June 30, 2006, there was $816,000 of total unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted-average period of 2.0 years. No restricted stock units vested or were forfeited during the six months ended June 30, 2006.

Employee Stock Purchase Plan

As of June 30, 2006, we had issued 573,118 shares over the life of the ESPP. During the second quarters of fiscal 2006 and fiscal 2005, we issued 39,998 and 26,013 shares, respectively. We currently have 126,882 shares in reserve for future issuance under the plan.

ESPP awards for offering periods prior to and after the adoption of SFAS No. 123R were valued using the Black-Scholes model using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Risk-free interest rate	3.9%	2.20%	3.6%	1.90%
Expected volatility	43%	48%	45%	51%
Expected life (in years)	0.5-1.0 years	0.5-1.0 years	0.5-1.0 years	0.5-1.0 years
Dividend yield	0.0%	0.0%	0.0%	0.0%

Notes to Condensed Financial Statements

2. Stock-Based Compensation (continued)

Disclosures Pertaining to All Share-Based Compensation Plans

Cash received under all share-based payment arrangements for the six months ended June 30, 2006 and 2005 was $42,000 and $86,000, respectively, all related to the exercise of stock options. The weighted-average grant-date fair value of options and awards granted in the six months ended June 30, 2006 and 2005 was $4.88 and $4.33, respectively. Because of our net operating losses and related valuation allowance, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the six months ended June 30, 2006 and 2005.

3.  Comprehensive Income

We have no items of other comprehensive income, and accordingly, the comprehensive income is equal to the net income for all periods presented.

4.  Warranties; Indemnification

We generally provide a warranty that our software products substantially operate as described in the manuals and guides that accompany the software for a period of 90 days. The warranty does not apply in the event of misuse, accident, and certain other circumstances. To date, we have not incurred any material costs associated with these warranties and have no accrual for such items at June 30, 2006.

From time to time, we enter into contracts that require us, upon the occurrence of certain contingencies, to indemnify parties against third party claims. These contingent obligations primarily relate to (i) claims against our customers for violation of third party intellectual property rights caused by our products; (ii) claims resulting from personal injury or property damage resulting from our activities or products; (iii) claims by our office lessors arising out of our use of the premises; and (iv) agreements with our officers and directors under which we may be required to indemnify such persons for liabilities arising out of their activities on behalf of ourselves. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our balance sheet as of June 30, 2006 or December 31, 2005.

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

During the three months and six months ended June 30, 2006, we recorded $37,000 and $75,000, respectively, in royalties receivable from PSC. For the comparable periods in 2005, we recorded $13,000 and $25,000 in royalties receivable. Amounts received to date and any future receipts are being reported as other income as we do not consider these royalties to be part of our recurring operations.

6. Provision for Income Taxes

In the three months and six months ended June 30, 2006, we recorded an income tax provision of $13,000. For the three months and six months ended June 30, 2005 we recorded income tax provisions of $73,000 and $99,000, respectively.

The tax provision for the three months and six months ended June 30, 2006 consists of federal alternative minimum taxes and state taxes currently payable offset by the utilization of net operating losses resulting in an effective tax rate of approximately 1% and 6%, respectively. The effective tax rate is influenced by permanent book versus tax differences arising from the requirement to add back stock compensation expenses, and temporary book versus tax differences arising from the timing of the recognition of deferred revenue for tax purposes.

Notes to Condensed Financial Statements

6. Provision for Income Taxes  (continued)

The tax provision for the three months and six months ended June 30, 2005 principally consisted of federal and state taxes currently payable offset by the utilization of net operating losses resulting in an effective tax rate of approximately 2%. The effect of book versus tax differences was insignificant in these periods.

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

7. Commitments and Contingencies

On July 15, 2005, SkyTech, Inc. (“SkyTech”) filed a complaint against us in the District Court for the State of Minnesota, Fourth Judicial District, alleging claims of fraud, breach of contract, breach of duty of good faith and fair dealing, tortious interference, and indemnity. SkyTech alleged that it entered into an independent sales representative agreement (the “Agreement”) with us in October 2002 pursuant to which it has an exclusive right to market our products to the “After School” market. SkyTech further alleged that we prevented SkyTech’s performance of the Agreement and that we wrongly terminated the Agreement. SkyTech asserted that it was entitled to an unspecified amount of damages comprised of lost commissions and other damages, attorney’s fees, costs and punitive damages. In addition to the SkyTech claims, SkyLearn, L.L.C, and HEK, Inc., both of which claimed to be subcontractors of SkyTech, claimed that they suffered damages from our alleged actions with respect to SkyTech. In December 2005 the court granted our motion to dismiss the case and to compel arbitration. The Plaintiffs have filed an appeal of the ruling, and the appeal is scheduled for hearing in September 2006.

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

Item 2.   Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not historical facts but rather are statements based on current expectations about our business and industry, as well as our beliefs and assumptions. Words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” and variations and negatives of these words and similar expressions are used to identify forward-looking statements. All forward-looking statements, including but not limited to those identified with asterisks (*) in this report, are not guarantees of future performance or events, and are subject to risks, uncertainties and other factors, many of which are beyond our control and some of which we may not even be presently aware. As a result, our future results and other future events or trends may differ materially from those anticipated in our forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, the risks and uncertainties discussed in this Management’s Discussion and in Part II, Item 1A, Risk Factors.” We also refer you to the risk factors that are or may be discussed from time to time in our public announcements and filings with the SEC, including our future Forms 8-K, 10-Q and 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

Overview

We develop and distribute the Fast ForWord® family of reading intervention software. Our innovative products apply advances in neuroscience and cognitive research to increase learning capacity by building the fundamental cognitive skills required to read and learn. Extensive outcomes research by independent researchers, our founding scientists, and our company demonstrates that the Fast ForWord products help students attain rapid, lasting gains in the skills critical for reading. To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support. Our primary market is K-12 schools in the United States, to which we sell using a direct sales force. For the three and six months ended June 30, 2006, K-12 schools accounted for 91% and 92% of booked sales, respectively. By the end of June 2006, approximately 4,200 schools had purchased at least $10,000 of our Fast ForWord product licenses and services. In late June 2006, we released our latest product, Fast ForWord to Literacy Advanced; this new product had no material impact on our results for the period ending June 30, 2006. As of June 30, 2006 we had 194 full-time employees, compared to 178 at June 30, 2005.

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

According to a recent survey by the National Conference of State Legislatures, state budget conditions continue to improve.* State budget overruns are declining, although states still report increasing spending demands for Medicaid and other health care programs, corrections, pensions, education and other priorities.*

Among the federal education programs, we believe that Title 1 and IDEA (special education) have been the most significant sources of funds for purchases of Fast ForWord licenses. The 2006 federal appropriations for these programs are at approximately the same level as in 2005. The current federal budget deficit and competing priorities, however, may adversely impact the continuing availability of federal education funding.

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

Company Highlights

For the three months ended June 30, 2006 our total booked sales increased by 26% over the same period in 2005, and for the six months ended June 30, 2006 total booked sales increased 31% over the same period in 2005. (Booked sales is a non-GAAP financial measure. For more explanation on booked sales, see Revenue, below). We expect to see booked sales growth of 25%-35% in 2006, higher than our long-term target growth rate of 20% to 30%.*

We also closed 35 transactions in excess of $100,000, compared to 25 in the second quarter of 2005. One of our major goals is to increase the number of large sales, which we believe to be an important indicator of education industry acceptance and critical to booked sales growth. These large transactions frequently require school board approvals and their timing is often difficult to predict.

For the three months ended June 30, 2006, our revenue decreased 2% compared to the same period in 2005; for the six months ended June 30, 2006, revenue decreased 12% compared to the same period in 2005. Product revenues declined 3% in the three months ended June 30, 2006 and 15% for the six months ended June 30, 2006. In both cases, this product revenue decline was the result of lower product revenue from prior period sales more than offsetting increases in product revenue from sales made in the current quarter. Service and support revenue was flat and up 2%, respectively, in the three and six month periods ending June 30, 2006, due to increases in the number of customers on support offsetting a 2005 price decrease for new support customers.

For the three and six months ended June 30, 2006, gross profit decreased 6% and 18% respectively compared to the same periods in 2005, due primarily to a lower proportion of high margin product revenue and also lower margins on our service and support business. Operating expenses were higher in the three and six months ended June 30, 2006 than they were in the comparable periods in 2005, primarily due to staff additions in our new Tucson, AZ office, equity compensation expense and travel expenses.

We recorded lower net income for the three and six months ended June 30, 2006 compared to the same periods in 2005 due to lower gross profit and higher operating expenses.

At June 30, 2006 and December 31, 2005, we had no outstanding debt.

Results of Operations

Revenues

	Three months ended June 30,			Six months ended June 30,

	2006	Change	2005	2006	Change	2005

Products	$10,529	-3%	$10,856	$15,876	-15%	$18,689
Service and support	2,424	0%	2,423	4,908	2%	4,835

Total revenues	$12,953	-2%	$13,279	$20,784	-12%	$23,524

Revenue decreased during the three and six months ended June 30, 2006 compared to the same periods in 2005. Revenues each quarter are derived from sales in the current quarter and from sales in prior quarters. Since our strategic pricing change in December 2004, we recognized substantially more revenue at the time of sale, thereby reducing the proportion of sales that we defer and recognize into revenue in subsequent periods. The decrease in revenue primarily reflects a decline in revenue attributable to sales in prior periods. For the three and six months ended June 30, 2006, our revenues from sales booked in prior periods declined 30% and 47% respectively to $4.2 million and $7.9 million, from $5.9 million and $14.9 million for the same periods in 2005. For the balance of 2006, we expect revenues from prior quarter’s sales to be more consistent with the first half of 2006 than with 2005. *

The decline in revenue from prior period sales was partially offset by an increase in revenue booked from current quarter sales in 2006. During the second quarter of 2006, approximately 57 % of sales booked in that quarter were recognized as revenue during the quarter compared to 61% in the second quarter of 2005. The comparable amounts for the first six months of 2006 and 2005 were 58% and 51% respectively. The proportion of booked sales recognized into revenue in the quarter in which the sale was made can vary widely depending on the mix of our transactions. We are typically unable to predict this mix in advance.*

Product revenues, which comprise the bulk of our revenue, decreased during the three and six months ended June 30, 2006 compared to the same periods in 2005. The decrease in product revenue was primarily the result of lower recognized revenue from sales booked in prior quarters, partially offset by higher revenue from current quarter sales.

Our service and support revenue was flat in the three months ended June 30, 2006 compared to the three months ended June 30, 2006, as greater numbers of customers on support and Progress Tracker were offset by lower support pricing for new customers implemented in early 2005. For the six months ended June 30, 2006, service and support revenues were up 2%. We expect service and support revenue to grow modestly during the last half of 2006.*

Booked sales and selling activity: Booked sales is a non-GAAP financial measure that management uses to evaluate current selling activity. We believe that booked sales is a useful metric for investors as well as management because it is the most direct measure of current demand for our products and services. Booked sales equals the total value (net of allowances) of software, services and support invoiced in the period. We record booked sales and deferred revenue when all of the requirements for revenue recognition have been met, other than the requirement that the revenue for software licenses and services has been earned. We use booked sales information for resource allocation, planning, compensation and other management purposes. We believe that revenue is the most comparable GAAP measure to booked sales. However, booked sales should not be considered in isolation from revenues, and is not intended to represent a substitute measure of revenues or any other performance measure calculated under GAAP.

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the three and six months ended June 30, 2006 and 2005.

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2006	Change	2005	2006	Change	2005

Booked sales	$15,239	26%	$12,060	$22,023	31%	$16,787
Less revenue	$12,953	(2%)	$13,279	$20,784	(12%)	$23,524

Net increase/(decrease) in deferred revenue	$2,286		($ 1,219)	$1,239		($ 6,737)
Total deferred revenue beginning of period	$15,956		$20,266	$17,003		$25,784

Total deferred revenue end of period	$18,242	(4%)	$19,047	$18,242	(4%)	$19,047

Short-term deferred revenue end of period	$13,661	6%	$12,834	$13,661	6%	$12,834
Long-term deferred revenue end of period	$4,581	(26%)	$6,213	$4,581	(26%)	$6,213

Total deferred revenue end of period	$18,242	(4%)	$19,047	$18,242	(4%)	$19,047

Booked sales in the K-12 sector increased 27% to $13.9 million during the three months ended June 30, 2006, compared to $11.0 million in the same period in 2005. Booked sales to the K-12 sector for the three months ending June 30, 2006 and 2005 were 91% of total booked sales. We had one sale to an existing customer which was approximately 14% of the quarter’s total sales. Booked sales to the K-12 sector were $20.2 million for the six months ending June 30, 2006, a 33% increase compared to booked sales of $15.2 million during the same period in 2005.

Booked sales to non-school customers, primarily private practice clinicians, increased by $229,000, or 21%, for the three months ending June 30, 2006. For the six months ended June 30, 2006, booked sales in this sector were up $234,000, or 15%. We anticipate that during the remainder of 2006, booked sales to non-school customers will grow more modestly than they have so far in 2006.*

We believe large sales are an important indicator of mainstream education industry acceptance and an important factor in reaching our goal of increasing sales and sales force productivity.* During the second quarter of 2006, we closed 35 sales that had a contract value in excess of $100,000 compared to 25 during the same period in 2005. For the six months ended June 30, 2006 we closed 53 sales in excess of $100,000 compared to 35 during the same period in 2005. For the six months ended June 30, 2006, 75% of our K-12 booked sales were realized from sales over $100,000. For the comparable period in 2005, these large sales accounted for 63% of booked sales. We cannot predict the size and number of large transactions in the future.*

Although federal, state and local budget pressures make for an uncertain funding environment for our customers, we remain optimistic about our growth prospects in the K-12 market.* However, achieving our sales growth objectives will depend on increasing customer acceptance of our products, which requires us to continue to focus on improving our products’ ease of use, their fit with school requirements, and our connection with classroom teachers and administrators.* Our K-12 growth prospects are also influenced by factors outside our control, including energy costs, which are a significant expense for our customers, and the overall level, certainty and allocation of state, local and federal funding. For a discussion of some of the other important factors that affect our results, see “Risk Factors.”

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

Gross Profit and Cost of Revenues

	Three months ended June 30,				Six months ended June 30,

	2006		2005		2006		2005

(dollars in thousands)	$ Profit	Margin %	$ Profit	Margin %	$ Profit	Margin %	$ Profit	Margin %

Gross profit on products	$10,000	95%	$10,234	94%	$15,027	95%	$17,634	94%
Gross profit on services and support	$446	18%	$924	38%	$1,081	22%	$1,976	41%

Total gross profit	$10,446	81%	$11,158	84%	$16,108	78%	$19,610	83%

The overall gross profit margin decreased for the three and six months ended June 30, 2006 compared to the same periods in 2005. In the three months ended June 30, 2006, margins declined primarily due to lower margins in service and support partially offset by slightly lower product royalty and materials expenses. These lower service and support margins reflect expenses associated with our new Tucson, Arizona support center, which we expect to assume support responsibilities later this year, replacing our outside vendor and also additional service staff hired in anticipation of increased service sales.*

In the six months ended June 30, 2006, margins declined primarily due to less high margin product revenue. Our revenue mix was 76% product and 24% service and support for the six months ended June 30, 2006, compared to 80% product and 20% service and support for the six months ended June 30, 2005. In addition, service margins declined because of the investments described above. Offsetting these decreases, product margins improved due to lower materials expenses and lower royalties.

Operating Expenses

	Three months ended June 30,			Six months ended June 30,

(dollars in thousands)	2006	Change	2005	2006	Change	2005

Sales and marketing	$5,443	8%	$5,063	$10,822	10%	$9,826
Research and development	$1,090	16%	$941	$2,113	13%	$1,874
General and administrative	$1,632	(0%)	$1,637	$3,198	1%	$3,175

Total operating expenses	$8,165	7%	$7,641	$16,133	8%	$14,875

Operating Expenses:

For the three and six months ending June 30, 2006, operating expenses were up $524,000 and $1.3 million over comparable 2005 periods. The primary driver of the increased expenses was equity compensation expense, for which there is no comparable 2005 expense. For the three and six months ended June 30, 2006, equity compensation expense was $451,000 and $893,000 representing 86% and 71% of the increase, respectively.

Sales and Marketing Expenses:  For the three months ended June 30, 2006, our sales and marketing expenses increased $380,000 compared to the comparable period in 2005 primarily due to additional staff, equity compensation expense and higher commissions, partially offset by lower consulting expenses. For the six months ended June 30, 2006 sales and marketing expenses were up $996,000 due to additional staff and commissions, equity compensation expense and consulting expense. At June 30, 2006, we had 41 quota-bearing field sales personnel selling to public schools compared to 39 at June 30, 2005.

Research and Development Expenses: Research and development expenses increased in the three and six months ended June 30, 2006 compared to the same periods in 2005. Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs. The increase in spending in both the three and six months ended June 30, 2006 was primarily due to equity compensation expense and patent prosecution legal fees.

General and Administrative Expenses:  Expenses were flat for both the three and six month periods ended June 30, 2006, as equity compensation expense was offset by lower audit, legal, and consulting expenses.

Other Income from Related Party

In September 2003, we signed an agreement with Posit Science Corporation (“PSC”), transferring technology to PSC for use in the health field. During 2006 we recorded $37,000 in the second quarter and $75,000 for the first two quarters in royalties received from PSC. For the comparable periods in 2005, we recorded $13,000 and $25,000 in royalties. Amounts received to date and any future receipts are being reported as other income as we do not consider these royalties to be part of our recurring operations.

Interest Income, net

	Three months ended June 30,			Six months ended June 30,

(dollars in thousands)	2006	Change	2005	2006	Change	2005

Interest income, net	$83	-39%	$136	$177	-20%	$222

In the three and six month periods ended June 30, 2006, we generated interest income almost exclusively from our cash balances. In the same periods of 2005, the interest income from our cash balances was supplemented by interest income on loans to current and former officers. For the six months ended June 30, 2006, interest income on officer loans was $1,000. For the same periods in 2005, interest income from officer loans was $93,000 and $131,000. As of June 30, 2006, all officer loans have been repaid.

Provision for Income Taxes

In the three and six months ended June 30, 2006, we recorded an income tax provision of $13,000. For the three and six months ended June 30, 2005 we recorded income tax provisions of $73,000 and $99,000, respectively.

The tax provision for the three and six months ended June 30, 2006 consists of federal alternative minimum taxes and state taxes currently payable offset by the utilization of net operating losses resulting in an effective tax rate of approximately 1% and 6%, respectively. The effective tax rate is influenced by permanent book versus tax differences arising from the requirement to add back stock compensation expenses, and temporary book versus tax differences arising from the timing of the recognition of deferred revenue for tax purposes.

The tax provision for the three and six months ended June 30, 2005 principally consisted of federal and state taxes currently payable offset by the utilization of net operating losses resulting in an effective tax rate of approximately 2%. The effect of book versus tax differences was insignificant in these periods.

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

Liquidity and Capital Resources

Our cash, cash equivalents and short term investments were $8.3 million at June 30, 2006, compared to $12.1 million at December 31, 2005. We expect that our cash flow from operations and our current cash balances will be the primary source of liquidity and will be sufficient to provide the necessary funds for our operations and capital expenditures during at least the next twelve months.* Accomplishing this, however, will require us to meet specific booked sales targets in the K-12 market. We cannot be certain that we will meet our targets with respect to booked sales, revenues, expenses or operating results.

If we are unable to achieve sufficient cash flow from operations, we may seek other sources of debt or equity financing, or may be required to reduce expenses.* Reducing our expenses could adversely affect operations by reducing the resources available for sales, marketing, research or product development.* We cannot be certain that we will be able to secure additional debt or equity financing on acceptable terms, if at all.

Historically, our first quarter is our lowest sales quarter, reflecting school purchasing cycles and a trend in our industry.* Therefore, we may have negative cash flow in some quarters, particularly the first quarter, and may borrow from time to time.* We generally expect to generate cash in the third quarter.*

Net cash used by operating activities for the six months ended June 2006 was $3.9 million versus cash used of $4.1 million during the same period in 2005. This is the result of higher sales and collections offset by higher spending in 2006 as compared to 2005. Our days sales outstanding (DSO) on booked sales lengthened from 58 days at June 30, 2005 to 70 days at June 30, 2006. This is within our recent historical range for DSO at the end of quarters, which since 2004 has ranged between 49 and 92 days, dependent on the timing of sales and the credit terms extended.

Net cash generated by investing activities for the six months ended June 30, 2006 was $2.9 million compared to $0.9 million for the same period in 2005, primarily reflecting the maturity of a $3.0 million short-term investment. This was partially offset by higher capital spending in 2006 than in 2005 and lower officer loan repayments in 2006 as compared to 2005. Capital spending primarily consists of purchases of computer hardware and software. We expect that our capital spending will be higher in 2006 than in 2005 on a full year basis. *

For the six months ended June 30, 2006 and 2005 we had no borrowings.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations and Commitments

We have a non-cancelable lease agreement for our corporate office facilities. The minimum lease payment is approximately $78,000 per month through 2008. After 2008 the base lease payment increases at a compound annual rate of approximately 5%. The lease terminates in December 2013. We also have a new lease agreement for a Tucson, Arizona facility. Minimum lease payments are approximately $4,000 per month through the lease termination in April 2009.

The following table summarizes our obligations at June 30, 2006 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

(dollars in thousands)	Total	Less than 1 year	2 - 3 years	4 - 5 years	Thereafter

Non-cancelable operating leases	$7,905	$992	$1,998	$2,063	$2,851
Minimum royalty payments[1]	1,275	150	300	300	525

Total	$9,180	$1,142	$2,298	$2,363	$3,376

1. Minimum royalty payments expire in 2014.

Our purchase order commitments at June 30, 2006 are not material.

Loans to Current and Former Officers

In March 2001 we made full recourse loans to certain of our officers, in amounts totaling $3.1 million. In 2002 some of these officers left our Company. The notes were full recourse loans secured by shares of our Common Stock owned by our current and former officers. The loans bore interest at 4.94%. Principal and interest were due December 31, 2005.

All remaining amounts due at December 31, 2005 were repaid during the three months ended March 31, 2006. We received the final loan repayment of $213,000, plus $1,000 in interest. For the same periods in 2005, we received $1.0 million in loan repayments. There is no balance due in principal and accrued interest as of June 30, 2006, as all amounts due have been repaid.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses due to the inability of customers to make payments. These estimates are based on historical experience. In 2005 and the first six months of 2006 our bad debt experience has been less than 1% of revenue. To the extent experience requires it, we may in the future adjust this allowance.* Cancellations and refunds are allowed in limited circumstances, and such amounts have not been significant.

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

On an ongoing basis, we evaluate the net realizable value of the capitalized software development cost by estimating the future revenue to be generated from the product and compare this estimate to the unamortized cost of the product. At June 30, 2006 all previously capitalized software development expenses have been fully amortized. No software development costs were capitalized in the three or six months ended June 30, 2006 or 2005.

Impairment of Long-Lived Assets

We regularly review the carrying value of, capitalized software development costs and property and equipment. We continually make estimates regarding the probability of future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

Stock-Based Compensation

Under the fair value recognition provisions of SFAS No. 123R, we use the Black-Scholes option valuation model to estimate stock-based compensation expense at the grant date based on the fair value of the award and recognize the expense ratably over the requisite service period of the award. Determining the appropriate fair value model and assumptions used in calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. Stock compensation expense may be adjusted in the future if actual forfeiture rates differ significantly from our current estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

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

As required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, and concluded that our disclosure controls and procedures were effective as of June 30, 2006.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 15, 2005, SkyTech, Inc. (“SkyTech”) filed a complaint against us in the District Court for the State of Minnesota, Fourth Judicial District, alleging claims of fraud, breach of contract, breach of duty of good faith and fair dealing, tortious interference, and indemnity. SkyTech alleged that it entered into an independent sales representative agreement (the “Agreement”) with us in October 2002 pursuant to which it has an exclusive right to market our products to the “After School” market. SkyTech further alleged that we prevented SkyTech’s performance of the Agreement and that we wrongly terminated the Agreement. SkyTech asserted that it was entitled to an unspecified amount of damages comprised of lost commissions and other damages, attorney’s fees, costs and punitive damages. In addition to the SkyTech claims, SkyLearn, L.L.C and HEK, Inc., both of which claimed to be subcontractors of SkyTech, claimed that they suffered damages from our alleged actions with respect to SkyTech. In December 2005, the court granted our motion to dismiss the case and to compel arbitration. The Plaintiffs have filed an appeal of the ruling, and the hearing on the appeal is scheduled for September 2006.

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

Since our December 2004 pricing change, we recognize revenue from most of our perpetual license sales at the time of sale. Before that change, perpetual license revenue was recognized over the related service period. Because of this transition, in 2005 we recognized substantial revenue from perpetual licenses booked in 2003 and 2004, as well as perpetual license sales in 2005. As was the case for the first half of 2006, in the second half of 2006, we expect that much more of our perpetual license revenue in each quarter will be derived from sales in that quarter.* Because our booked sales are difficult to predict, our quarterly perpetual license revenue has therefore become more unpredictable.

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

We believe that cash flow from operations will be our primary source of funding for our operations during 2006 and the next several years.* In 2003 and 2004 we generated $3.9 million and $6.3 million respectively in cash from operating activities. In 2005, we used $2.1 million in cash in our operating activities, reflecting the decline in our booked sales and higher expenses to support our growth goals. We expect to again generate positive cash flow from operations in 2006.* This will require us to achieve certain levels of booked sales and expenses.

In addition, we have a line of credit with Comerica Bank totaling $5.0 million, which expires June 2, 2007. At June 30, 2006 no borrowings were outstanding and we were in compliance with the covenants of that line.

If our operations did not generate sufficient cash flow to fund our activities and if in that event we were also not able to obtain sufficient funding from our line of credit, then we would need either to obtain debt or equity financing from other sources or to reduce expenses. Reducing our expenses could adversely affect our operations by reducing the resources available for sales, marketing, research or development efforts. We cannot assure you that we will be able to secure additional debt or equity financing on acceptable terms, if at all.

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

We started operations in February 1996 and through 2002 incurred significant operating losses. We first became profitable in 2003, incurred a net loss in 2004 and were again profitable in 2005. At June 30, 2006, we had an accumulated deficit of approximately $77.9 million from inception.

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

Our sales and marketing efforts, as well as our reputation, could be adversely impacted if the studies upon which we rely to demonstrate the effectiveness of our products, or the conclusions we draw from those studies, are seen to be insufficient. The federal NCLB legislation has placed an increasing emphasis on the need for scientifically-based research. To the extent that scientifically-based research becomes more important to the education market, challenges to the research that we use in marketing our products could become more potentially harmful to us.

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

We launched new products in 2005 and the first half of 2006 and we expect to launch additional products in the remainder of 2006 and future years.* Unexpected challenges could make these development projects longer or more expensive than planned. In addition, new technology products usually contain bugs that are not discovered in the testing process, and tend to be more challenging to implement when they are first introduced, especially in the diverse and challenging K-12 technology environment. Any significant defect or deficiency in our products could cause customers to cancel or delay orders, cause us to incur significant expenses remedying the problem, and harm our reputation.

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

State and local school funding can be significantly impacted by fluctuations in tax revenues due to changing economic conditions. We expect that future levels of state and local school spending will continue to be significantly affected by the general economic conditions and outlook.* A downturn in the economy might slow our booked sales. Increased energy costs for schools may also affect the level of resources available for purchasing our products.

We compete for sales with companies that have longer histories and greater resources than we do. We may not be able to compete effectively in the education market.

The market in which we operate is very competitive. While our products are highly differentiated by their neuroscience basis and their focus on increasing learning capacity and developing cognitive skills, we nevertheless compete vigorously for the funding available to schools. We compete not only against other software-based reading intervention products but also against print and service-based offerings from other companies and against traditional methods of teaching language and reading skills. Many of the companies providing these competitive offerings are much larger than Scientific Learning, are more established in the school market than we are, offer a broader range of products to schools, and have greater financial, technical, marketing and distribution resources than we do. Encouraged by the No Child Left Behind Act, new competitors may enter our market segment and offer actual or claimed results similar to those achieved by our products. In addition, although traditional approaches to language and reading are fundamentally different from our approach, the traditional methods are more widely known and accepted and, therefore, represent significant competition for available funds.

We expect to be required to comply with Sarbanes-Oxley Section 404 at the end of 2007. We are presently engaged in a process of evaluating and documenting our internal control over financial reporting with the goal of achieving compliance by that deadline. The process is very costly and requires significant internal resources. If we are unable to comply with Section 404 when we are required to do so or are unable to conclude that our internal control over financial reporting is effective, such non compliance or ineffective controls could have a materially adverse effect on us.

Under Sarbanes-Oxley Section 404, as implemented by the SEC and PCAOB, we will be required to provide a management report and auditors’ attestation and report on our internal control over financial reporting. We have not previously been subject to this requirement. Under current rules, our deadline for compliance will be December 31, 2007.

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

Our ability to compete effectively depends in part on whether we are able to maintain the proprietary aspects of our technology and to operate without infringing on the proprietary rights of others. It is possible that our issued patents will not offer sufficient protection against competitors with similar technology, that our trademarks will be challenged or infringed by competitors, or that our pending patent applications will not result in the issuance of patents. In addition, we could become party to patent, copyright or trademark infringement claims, litigation or interference proceedings. These proceedings could result from claims that we are violating the rights of others or may be necessary to enforce our own rights. Any such proceedings would result in substantial expense and significant diversion of management effort. An adverse determination in such proceedings could subject us to significant liabilities or require us to seek licenses from third parties, which may not be available on commercially reasonable terms or at all.

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

Item 4. Submission of Matters to a Vote of Security Holders

On June 6, 2006 the Company held its annual meeting of stockholders. At the meeting, the following matters were voted upon.

Proposal 1 - Election of Directors. Each of the three nominees was elected, as follows:

Nominee	Vote for Nominee	Vote Withheld from Nominee
Ajit M. Dalvi	15,357,005	650,687
Carleton A. Holstrom	15,856,005	151,687
Paula A. Tallal	15,856,005	151,687

The other directors whose term of office as a director continued after the meeting are: E. Vermont Blanchard, Jr., Robert C. Bowen, Joseph B. Martin, Michael M. Merzenich, Rodman W. Moorhead, and David M. Smith.

Proposal 2. Ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006. The proposal was passed, as follows:

Votes For	15,909,421
Votes Against	86,314
Abstentions	11,957

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Document

3.1 (1)	Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws.

31.1	Certification of Chief Executive Officer (Section 302).

31.2	Certification of Chief Financial Officer (Section 302).

32.1	Certification of Chief Executive Officer (Section 906).

32.2	Certification of Chief Financial Officer (Section 906).

(1)	Incorporated by reference to Exhibit 3.3 previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-77133).

(2)	Incorporated by reference to Exhibit 3.4 previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-24547).

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2006

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