Form 10-Q
period 2006-09-30
SCIENTIFIC LEARNING CORP
filed 2006-11-08
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

          As of October 15, 2006, there were 16,889,954 shares of Common Stock outstanding.

SCIENTIFIC LEARNING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC LEARNING CORPORATION
CONDENSED BALANCE SHEETS
(In thousands)
Unaudited

	September 30, 2006	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$13,337	$9,022
Short-term investments	—	3,043
Accounts receivable, net	10,850	3,519
Notes and interest receivable from current and former officers	—	297
Prepaid expenses and other current assets	1,404	1,312

Total current assets	25,591	17,193

Property and equipment, net	801	469
Other assets	917	1,072

Total assets	$27,309	$18,734

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$223	$214
Accrued liabilities	5,703	2,966
Deferred revenue	15,513	11,171

Total current liabilities	21,439	14,351
Deferred revenue, long-term	5,491	5,832
Other liabilities	401	386

Total liabilities	27,331	20,569

Stockholders’ equity (deficit):
Common stock and additional paid-in capital	78,196	76,265
Accumulated deficit	(78,218)	(78,100)

Total stockholders’ equity (deficit):	(22)	(1,835)

Total liabilities and stockholders’ equity (deficit)	$27,309	$18,734

See accompanying notes

SCIENTIFIC LEARNING CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
Unaudited

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Revenues:

Products	$7,006	$7,261	$22,882	$25,950

Service and support	2,919	2,551	7,827	7,386

Total revenues	9,925	9,812	30,709	33,336

Cost of revenues:
Cost of products	433	454	1,282	1,508
Cost of service and support	2,089	1,352	5,916	4,211

Total cost of revenues	2,522	1,806	7,198	5,719

Gross profit	7,403	8,006	23,511	27,617

Operating expenses:
Sales and marketing	5,084	3,476	15,906	13,303
Research and development	1,057	934	3,170	2,808
General and administrative	1,837	1,256	5,035	4,430

Total operating expenses	7,978	5,666	24,111	20,541

Operating income (loss)	(575)	2,340	(600)	7,076

Other income from related party	38	12	112	37
Interest and other income, net	192	89	370	311

Income (loss) before income tax	(345)	2,441	(118)	7,424
Income tax provision (benefit)	(13)	179	—	279

Net income (loss)	$(332)	$2,262	$(118)	$7,145

Basic net income (loss) per share	$(0.02)	$0.14	$(0.01)	$0.43

Shares used in computing basic net income (loss) per share	16,861	16,731	16,823	16,696

Diluted net income (loss) per share	$(0.02)	$0.13	$(0.01)	$0.40

Shares used in computing diluted net income (loss) per share	16,861	17,726	16,823	17,710

See accompanying notes

SCIENTIFIC LEARNING CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
Unaudited

	Nine months ended September 30,

	2006	2005

Operating Activities:
Net income (loss)	$(118)	$7,145
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	380	547
Increase in interest receivable from current and former officers	—	(157)
Stock based compensation	1,680	183
Changes in operating assets and liabilities:
Accounts receivable	(7,331)	712
Prepaid expenses and other current assets	(92)	(98)
Other assets	24	25
Accounts payable	9	(357)
Accrued liabilities	2,737	(805)
Deferred revenue	4,001	(7,378)
Other liabilities	15	32

Net cash provided by (used in) operating activities	1,305	(151)

Investing Activities:
Purchases of property and equipment, net	(581)	(150)
Maturity (purchase) of investments	3,043	(2,999)

Repayment of current and former officer loans	213	2,244

Net cash provided by (used in) investing activities	2,675	(905)

Financing Activities:
Proceeds from issuance of common stock, net	335	299

Net cash provided by financing activities	335	299

Increase (decrease) in cash and cash equivalents	4,315	(757)

Cash and cash equivalents at beginning of period	9,022	10,281

Cash and cash equivalents at end of period	$13,337	$9,524

See accompanying notes.

Supplemental schedule of noncash financing activities:
Common stock surrendered in connection with repayment of officer loans	$84	—

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

Interim Financial Information

The interim financial information as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 is unaudited, but includes all normal recurring adjustments that we consider necessary for a fair presentation of our financial position at such date and our results of operations and cash flows for those periods.

As discussed in Note 2, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” on January 1, 2006 using the modified prospective transition method. Accordingly, our operating income and loss for the three and nine months ended September 30, 2006 includes approximately $789,000 and $1.7 million, respectively, in share-based employee compensation expense for stock options, restricted stock units and our Employee Stock Purchase Plan. Because we elected to use the modified prospective transition method, results for prior periods have not been restated.

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

Sales to our school customers typically include multiple elements (e.g., Fast ForWord software licenses, Progress Tracker, our Internet-based participant tracking service, support, training, implementation management, and other services). We allocate revenue to each element of a transaction based upon its fair value as determined in reliance on “vendor specific objective evidence” (“VSOE”), if VSOE exists for each element. As we do not have VSOE for software licenses, we normally recognize revenue using the residual method on arrangements with multiple elements that include software licenses, whereby the difference between the total arrangement fee and the total fair value of the undelivered elements (generally services and support) is recognized as software license revenue. VSOE of fair value

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

for each element of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is also measured by the renewal price. We are required to exercise judgment in determining whether VSOE exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our financial statements.

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

Other Assets

Other assets consist of the following (in thousands):

	September 30, 2006	December 31, 2005

Software development costs	$3,089	$3,089
Less accumulated amortization	(3,089)	(2,959)

Software development costs, net	—	130
Long term lease deposits	855	855
Other non current assets	62	87

	$917	$1,072

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, includes potential common shares from options and awards calculated using the treasury stock method.

The following table sets forth the computation of the numerators and denominators used in the basic and diluted net income (loss) per share amounts for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Numerator:
Numerator for basic and diluted net income (loss) per share – net income (loss)	$(332)	$2,262	$(118)	$7,145

Denominator:
Denominator for basic net income (loss) per share – weighted average shares	16,861	16,731	16,823	16,696
Effect of dilutive stock options and awards	—	995	—	1,014

Denominator for diluted net income (loss) per share	16,861	17,726	16,823	17,710

Notes to Condensed Financial Statements

2. Stock-Based Compensation

Stock-Based Compensation Plans

On September 30, 2006, we had four active share-based compensation plans, which are described below.

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

In May 1999 the stockholders approved the 1999 Employee Stock Purchase Plan (ESPP), which became effective upon the completion of the initial public offering of our common stock. The total number of shares authorized for issuance under the plan is 700,000. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of our common stock on the first day of the applicable one-year offering period or the last day of the applicable six-month purchase period. At September 30, 2006, 126,882 shares were available for issuance under this plan.

Adoption of SFAS No. 123R

Prior to January 1, 2006, we accounted for our stock plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), effective January 1, 2006 using the modified prospective transition method. Under that transition method, stock-based compensation expense recognized during the three and nine months ended September 30, 2006 includes: (a) stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) adjusted for estimated pre-vesting forfeitures, and (b) stock options and restricted stock units granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the modified prospective transition method, results for prior periods are not restated.

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

The following table presents the pro forma effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our share-based compensation arrangements during the three months and nine months ended September 30, 2005:

Notes to Condensed Financial Statements

2. Stock-Based Compensation (continued)

	Three months ended September 30,	Nine months ended September 30,

(In thousands, except per share amounts)	2005	2005

Net income, as reported	$2,262	$7,145
Add: Share-based compensation expense included in reported net income, net of related tax effects	—	183
Deduct: Total share-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(585)	(1,549)

Net income, pro forma	$1,677	$5,779

Basic net income per share - as reported	$0.14	$0.43

Basic net income per share - pro forma	$0.10	$0.35

Diluted net income per share - as reported	$0.13	$0.40

Diluted net income per share - pro forma	$0.09	$0.33

For purposes of this pro forma disclosure, we estimated the value of the options using the Black-Scholes option valuation model and amortized the fair value of options granted to expense over the option vesting period.

Compensation Cost

The following table summarizes the effects of share-based compensation resulting from the application of SFAS 123R (in thousands, except per share amounts):

	Three months ended September 30,	Nine months ended September 30,
	2006	2006

Cost of service and support revenues	51	148
Sales and marketing	185	539
Research and development	83	234
General and administrative	470	759

Share-based compensation effect on operating income (loss)	789	1,680
Income taxes	(16)	(55)

Net share-based compensation effects on net loss	$773	$1,625

Share-based compensation effect on basic net loss per share	$0.05	$0.10

Share-based compensation effect on diluted net loss per share	$0.04	$0.09

Notes to Condensed Financial Statements

2. Stock-Based Compensation (continued)

Valuation of Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. This model requires the input of subjective assumptions, including expected stock price volatility, and the estimated life of each award and estimated pre-vesting forfeitures. The fair value of these stock options was estimated assuming no expected dividends and estimates of expected life, volatility and risk-free interest rate at the time of grant. Estimated volatility is based on the historical prices of our common stock over the expected life of each option. Expected life of the options is based on our history of option exercise activity. The risk free interest rates used are based on the U.S. Treasury yield curve in effect at the time of grants for periods corresponding with the expected life of the options. We use historical data to estimate pre-vesting option forfeitures. We recognize compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of each of these awards.

The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Risk-free interest rate	5.1%	3.7%	5.1%	3.4%
Expected volatility	80%	105%	80%	106%
Expected life (in years)	4.0	4.0	4.0	4.0
Dividend yield	0.0%	0.0%	0.0%	0.0%

Summary of Stock Options

The following table summarizes all stock option activity under our share-based compensation plans for the nine months ending September 30, 2006:

	Outstanding Options

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2005	3,380,325	$4.26
Granted	120,000	$4.33
Exercised	(65,679)	$2.60
Forfeited or expired	(85,061)	$6.08

Outstanding at September 30, 2006	3,349,585	$4.25	6.04	$6,292,927

Vested and expected to vest at September 30, 2006	3,161,829	$4.34	0.46	$5,775,177

Exercisable at September 30, 2006	2,098,625	$4.95	5.68	$3,301,643

The aggregate intrinsic value of options outstanding at September 30, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 2,069,204 shares that had exercise prices that were lower than the $5.25 market price of our common stock at September 30, 2006 (“in the money options”). The total intrinsic value of options exercised during the nine months ended September 30, 2006 and

Notes to Condensed Financial Statements

2. Stock-Based Compensation (continued)

2005 was $128,000 and $140,000, respectively. The fair value of options vested during the nine months ended September 30, 2006 was $1.6 million.

As of September 30, 2006, total unrecognized compensation cost related to stock options granted under our various plans was $1.7 million. We expect that cost to be recognized over a weighted-average period of 1.4 years.

Summary of Restricted Stock Units and Restricted Stock Awards

The following table summarizes all restricted stock unit activity under our share-based compensation plans for the nine months ending September 30, 2006:

	Outstanding Restricted Stock Units

	Shares	Weighted- Average Purchase Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2005	—
Awarded	236,500	$0.00
Released	—	$0.00
Forfeited or expired	(1,000)	$0.00

Outstanding at September 30, 2006	235,500	$0.00	1.78	$1,236,375

Vested and expected to vest at September 30, 2006	192,840	$0.00	1.65	$1,012,410

Restricted stock units were awarded for the first time in 2006 under our 1999 Equity Incentive Plan. The fair value of these grants was calculated based upon the fair market value of our stock at the date of grant, less an estimate of pre-vesting forfeitures. The weighted-average grant-date fair value of restricted stock units awarded during the first nine months of fiscal 2006 was $4.88.

During the nine months ending September 30, 2006 and 2005, respectively, we also granted 17,079 and 10,896 restricted stock awards with a weighted average grant date fair value of $4.34 and $6.28.

Employee Stock Purchase Plan (“ESPP”)

As of September 30, 2006, we had issued 573,118 shares over the life of the ESPP. During the nine months ending September 30, 2006 and 2005, we issued 39,998 and 26,013 shares, respectively. We currently have 126,882 shares in reserve for future issuance under the plan.

ESPP awards for offering periods prior to and after the adoption of SFAS No. 123R were valued using the Black-Scholes model using the following assumptions:

Notes to Condensed Financial Statements

2. Stock-Based Compensation (continued)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Risk-free interest rate	4.8%	3.2%	4.0%	2.4%
Expected volatility	32%	37%	41%	47%
Expected life (in years)	0.5-1.0 years	0.5 – 1.0 years	0.5-1.0 years	0.5-1.0 years
Dividend yield	0.0%	0.0%	0.0%	0.0%

Disclosures Pertaining to All Share-Based Compensation Plans

Cash received under all share-based payment arrangements for the nine months ended September 30, 2006 and 2005 was $335,000 and $299,000, respectively, related to the exercise of stock options and the purchase of ESPP shares. The weighted-average grant-date fair value of options, restricted stock units and restricted stock awards granted in the nine months ended September 30, 2006 and 2005 was $4.21 and $4.41 per share, respectively. Because of our net operating losses and related valuation allowance, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the nine months ended September 30, 2006 and 2005.

3. Comprehensive Income

We have no items of other comprehensive income, and accordingly, our comprehensive income is equal to net income for all periods presented.

4. Warranties; Indemnification

We generally provide a warranty that our software products substantially operate as described in the manuals and guides that accompany the software for a period of 90 days. The warranty does not apply in the event of misuse, accident, and certain other circumstances. To date, we have not incurred any material costs associated with these warranties and have no accrual for such items at September 30, 2006.

From time to time, we enter into contracts that require us, upon the occurrence of certain contingencies, to indemnify parties against third party claims. These contingent obligations primarily relate to (i) claims against our customers for violation of third party intellectual property rights caused by our products; (ii) claims resulting from personal injury or property damage resulting from our activities or products; (iii) claims by our office lessors arising out of our use of the premises; and (iv) agreements with our officers and directors under which we may be required to indemnify such persons for liabilities arising out of their activities on behalf of ourselves. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our balance sheet as of September 30, 2006 or December 31, 2005.

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

During the three months and nine months ended September 30, 2006, we recorded $38,000 and $112,000, respectively,in royalties receivable from PSC. For the comparable periods in 2005, we recorded $12,000 and $37,000 in royalties receivable. Amounts received to date and any future receipts are being reported as other income as we do not consider these royalties to be part of our recurring operations.

Notes to Condensed Financial Statements

6. Provision for Income Taxes

In the three months ended September 30, 2006, we recorded an income tax benefit of $13,000. In the nine months ended September 30, 2006, we recorded no income tax provision due to our loss. For the three months and nine months ended September 30, 2005 we recorded income tax provisions of $179,000 and $279,000, respectively.

The tax provision for the three months and nine months ended September 30, 2005 principally consisted of federal and state taxes currently payable offset by the utilization of net operating losses resulting in an effective tax rate for the nine months ended September 30, 2005 of approximately 3.75%.

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

7. Commitments and Contingencies

On July 15, 2005, SkyTech, Inc. (“SkyTech”) filed a complaint against us in the District Court for the State of Minnesota, Fourth Judicial District, alleging claims of fraud, breach of contract, breach of duty of good faith and fair dealing, tortious interference, and indemnity. SkyTech alleged that it entered into an independent sales representative agreement (the “Agreement”) with us in October 2002 pursuant to which it has an exclusive right to market our products to the “After School” market. SkyTech further alleged that we prevented SkyTech’s performance of the Agreement and that we wrongly terminated the Agreement. SkyTech asserted that it was entitled to an unspecified amount of damages comprised of lost commissions and other damages, attorney’s fees, costs and punitive damages. In addition to the SkyTech claims, SkyLearn, L.L.C, and HEK, Inc., both of which claimed to be subcontractors of SkyTech, claimed that they suffered damages from our alleged actions with respect to SkyTech. In December 2005 the court granted our motion to dismiss the case and to compel arbitration. The Plaintiffs have filed an appeal of the ruling, and the hearing on the appeal was held in September 2006. We presently anticipate a ruling on the appeal by the end of 2006.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not historical facts but rather are statements based on current expectations about our business and industry, as well as our beliefs and assumptions. Words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” and variations and negatives of these words and similar expressions are used to identify forward-looking statements. All forward-looking statements, including but not limited to those identified with asterisks (*) in this report, are not guarantees of future performance or events, and are subject to risks, uncertainties and other factors, many of which are beyond our control and some of which we may not even be presently aware. As a result, our future results and other future events or trends may differ materially from those anticipated in our forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, the risks and uncertainties discussed in this Management’s Discussion and in Part II, Item 1A, Risk Factors. We also refer you to the risk factors that are or may be discussed from time to time in our public announcements and filings with the SEC, including our future Forms 8-K, 10-Q and 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

Overview

We develop and distribute the Fast ForWord® family of reading intervention software. Our innovative products apply advances in neuroscience and cognitive research to increase learning capacity by building the fundamental cognitive skills required to read and learn. Extensive outcomes research by independent researchers, our founding scientists, and our company demonstrates that the Fast ForWord products help students attain rapid, lasting gains in the skills critical for reading. To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support. Our primary market is K-12 schools in the United States, to which we sell using a direct sales force. For the three and nine months ended September 30, 2006, K-12 schools accounted for 95% and 93% of booked sales, respectively. By the end of September 2006, approximately 4,400 schools had purchased at least $10,000 of our Fast ForWord product licenses and services. As of September 30, 2006 we had 192 full-time employees, compared to 176 at September 30, 2005.

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

Company Highlights

For the three months ended September 30, 2006 our total booked sales increased by 38% over the same period in 2005, and for the nine months ended September 30, 2006 total booked sales increased 34% over the same period in 2005. (Booked sales is a non-GAAP financial measure. For more explanation on booked sales, see Revenue, below). We expect to see booked sales growth in excess of 35% in 2006, higher than our long-term target growth rate of 20% to 30%.*

In the 2006 third quarter, we closed 30 transactions in excess of $100,000, compared to 15 in the third quarter of 2005. One of our major goals is to increase the number of large sales, which we believe to be an important indicator of education industry acceptance and critical to booked sales growth. These large transactions frequently require school board approvals and their timing is often difficult to predict.

For the three months ended September 30, 2006, our revenue increased 1% compared to the same period in 2005; for the nine months ended September 30, 2006, revenue decreased 8% compared to the same period in 2005. Product revenues declined 4% in the three months ended September 30, 2006 and 12% for the nine months ended September 30, 2006. In both cases, this product revenue decline was the result of lower product revenue from prior period sales more than offsetting increases in product revenue from sales made in the current quarter. Service and support revenue was up 14% and 6%, respectively, in the three and nine month periods ending September 30, 2006, due to increases in the number of customers on support.

For the three and nine months ended September 30, 2006, gross profit decreased 8% and 15% respectively compared to the same periods in 2005, due primarily to a lower proportion of high margin product revenue and also lower margins on our service and support business. Operating expenses were higher in the three and nine months ended September 30, 2006 than they were in the comparable periods in 2005, primarily due to staff additions, consulting, travel and stock-based compensation expense.

We recorded lower net income for the three and nine months ended September 30, 2006 compared to the same periods in 2005 due to lower gross profit and higher operating expenses.

At September 30, 2006 and December 31, 2005, we had no outstanding debt.

Results of Operations

Revenues

	Three months ended September 30,			Nine months ended September 30,

	2006	Change	2005	2006	Change	2005

Products	$7,006	-4%	$7,261	$22,882	-12%	$25,950
Service and support	2,919	14%	2,551	7,827	6%	7,386

Total revenues	$9,925	1%	$9,812	$30,709	-8%	$33,336

Revenue increased during the three months ended September 30, 2006 compared to the same period in 2005. Revenues each quarter are derived from sales in the current quarter and from sales in prior quarters. Since our strategic pricing change in December 2004, we have recognized substantially more revenue at the time of sale, thereby reducing the proportion of sales that we defer and recognize into revenue in subsequent periods. For the three and nine months ended September 30, 2006, our revenues from sales booked in prior periods declined 19% and 38% respectively to $4.8 million and $12.8 million, from $5.9 million and $20.8 million for the same periods in 2005. In the fourth quarter, we expect revenues from prior quarter sales to be more consistent with the first three quarters of 2006 than with 2005. *

In the 2006 third quarter, the decline in revenue from prior period sales was more than offset by an increase in revenue booked from current quarter sales in 2006. This increase primarily reflected the substantial increase in the quarter’s booked sales compared to 2005. During the third quarter of 2006, approximately 41% of sales booked in the 2006 third quarter were recognized as revenue during the quarter compared to 43% in the third quarter of 2005. Due to the seasonality of our transaction mix, the third quarter generally has the lowest proportion of current quarter sales recognized into revenue.* The comparable amounts for the first nine months of 2006 and 2005 were 52% and 48% respectively. The proportion of booked sales recognized into revenue in the quarter in which the sale was made can vary widely depending on the mix of our transactions. We are typically unable to predict this mix in advance.*

Product revenue, which comprises the bulk of our revenue, decreased during the three and nine months ended September 30, 2006 compared to the same periods in 2005. The decrease in product revenue was primarily the result of lower recognized revenue from sales booked in prior quarters, partially offset by higher revenue from current quarter sales.

Our service and support revenue increased 14% in the three months ended September 30, 2006 compared to the three months ended September 30, 2005, due to greater numbers of customers on support and Progress Tracker and because we provided more training and on site service to customers. For the nine months ended September 30, 2006, service and support revenues were up 6%. We expect service and support revenue to grow modestly during the fourth quarter of 2006.*

Booked sales and selling activity: Booked sales is a non-GAAP financial measure that management uses to evaluate current selling activity. We believe that booked sales is a useful metric for investors as well as management because it is the most direct measure of current demand for our products and services. Booked sales equals the total value (net of allowances) of software, services and support invoiced in the period. We record booked sales and deferred revenue when all of the requirements for revenue recognition have been met, other than the requirement that the revenue for software licenses and services has been earned. We use booked sales information for resource allocation, planning, compensation and other management purposes. We believe that revenue is the most comparable GAAP measure to booked sales. However, booked sales should not be considered in isolation from revenue, and is not intended to represent a substitute measure of revenue or any other performance measure calculated under GAAP.

The following reconciliation table sets forth our booked sales, revenue and change in deferred revenue for the three and nine months ended September 30, 2006 and 2005.

	Three months ended Sept. 30,			Nine months ended Sept. 30,
(dollars in thousands)	2006	Change	2005	2006	Change	2005

Booked sales	$12,686	38%	$9,171	$34,710	34%	$25,958
Less revenue	$9,925	1%	$9,812	$30,709	(8%)	$33,336

Net increase/(decrease) in deferred revenue	$2,761		($641)	$4,001		($7,378)

Total deferred revenue beginning of period	$18,243		$19,047	$17,003		$25,784

Total deferred revenue end of period	$21,004	14%	$18,406	$21,004	14%	$18,406

Short-term deferred revenue end of period	$15,513	33%	$11,706	$15,513	33%	$11,706
Long-term deferred revenue end of period	$5,491	(18%)	$6,700	$5,491	(18%)	$6,700

Total deferred revenue end of period	$21,004	14%	$18,406	$21,004	14%	$18,406

Booked sales in the K-12 sector increased 43% to $12.0 million during the three months ended September 30, 2006, compared to $8.4 million in the same period in 2005. Booked sales to the K-12 sector for the three months ending September 30, 2006 were 95% of booked sales, compared to 92 % for the three months ending September 30, 2005. For the comparable nine month periods, K-12 represented 93% and 91% of booked sales in 2006 and 2005 respectively. We had one transaction from an existing customer that was more than 10% of the booked sales for the three month period. Booked sales to the K-12 sector were $32.2 million for the nine months ending September 30, 2006, a 36% increase compared to booked sales of $23.6 million during the same period in 2005. The fourth quarter of 2005 was a difficult sales quarter, and as a result, we expect strong sales growth in the fourth quarter of 2006.*

Booked sales to non-school customers, primarily private practice clinicians, decreased by $71,000, or 9%, for the three months ending September 30, 2006. For the nine months ended September 30, 2006, booked sales in this sector increased $162,000, or 7%.

We believe large sales are an important indicator of mainstream education industry acceptance and an important factor in reaching our goal of increasing sales and sales force productivity.* During the third quarter of 2006, we closed sales to 30 school districts that had a contract value in excess of $100,000 compared to 15 during the same period in

2005. For the nine months ended September 30, 2006 we closed 83 sales in excess of $100,000 compared to 50 during the same period in 2005. For the nine months ended September 30, 2006, 74% of our K-12 booked sales were realized from sales over $100,000. For the comparable period in 2005, these large sales accounted for 63% of booked sales. We cannot predict the size and number of large transactions in the future.*

Although federal, state and local budget pressures make for an uncertain funding environment for our customers, we remain optimistic about our growth prospects in the K-12 market.* However, achieving our sales growth objectives will depend on increasing customer acceptance of our products, which requires us to continue to focus on improving our products’ ease of use, their fit with school requirements, and our connection with classroom teachers and administrators.* Our K-12 growth prospects are also influenced by factors outside our control, including the overall level, certainty and allocation of state, local and federal funding. For a discussion of some of the other important factors that affect our results, see “Risk Factors.”

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

Gross Profit and Cost of Revenues

	Three months ended Sept. 30,				Nine months ended Sept. 30,

	2006		2005		2006		2005

(dollars in thousands)	$ Profit	Margin %	$ Profit	Margin %	$ Profit	Margin %	$ Profit	Margin %

Gross profit on products	$6,573	94%	$6,807	94%	$21,600	94%	$24,442	94%
Gross profit on services and support	$830	28%	$1,199	47%	$1,911	24%	$3,175	43%

Total gross profit	$7,403	75%	$8,006	82%	$23,511	77%	$27,617	83%

The overall gross profit margin decreased for the three and nine months ended September 30, 2006 compared to the same periods in 2005. In the three months ended September 30, 2006, margins declined due to lower margins in service and support as we invested in our new Tucson, Arizona support center, which we expect to assume support responsibilities during the fourth quarter of 2006, replacing our outside vendor. We also hired additional service staff hired in anticipation of increased service sales.*

In the nine months ended September 30, 2006, margins declined due to less high margin product revenue as well as lower margins in service and support. Our revenue mix was 75% product and 25% service and support for the nine months ended September 30, 2006, compared to 78% product and 22% service and support for the nine months ended September 30, 2005. In addition, service and support margins declined because of the investments described above.

Operating Expenses

	Three months ended Sept. 30,			Nine months ended Sept. 30

(dollars in thousands)	2006	Change	2005	2006	Change	2005

Sales and marketing	$5,084	46%	$3,476	$15,906	20%	$13,303
Research and development	$1,057	13%	$934	$3,170	13%	$2,808
General and administrative	$1,837	46%	$1,256	$5,035	14%	$4,430

Total operating expenses	$7,978	41%	$5,666	$24,111	17%	$20,541

Operating Expenses:

For the three and nine months ending September 30, 2006, operating expenses increased $2.3 million and $3.6 million over comparable 2005 periods. The increase compared to last year’s third quarter is due to expected increases for incentive compensation compared to reduced levels related to lower sales activity in 2005 as well as the adoption of FAS 123R in 2006. Stock-based compensation expense, which is included in both operating expenses and service and support costs, totaled $787,000 in the quarter ended September 30, 2006. Excluding both of these factors, operating expenses increased 3% during the three months ended September 30, 2006, compared to the same period in 2005. For the three and nine months ended September 30, 2006, stock-based compensation expense was $739,000 and $1.5 million representing 32% and 42% of the increase, respectively. In 2005, we expensed $183,000 in equity based compensation during the nine month period. The other major variable in this expense growth is commissions. For the three and nine months ended September 30, 2006, commission expense increased $986,000 and $1.2 million representing 43% and 33% of the increase, respectively.

Sales and Marketing Expenses: For the three months ended September 30, 2006, our sales and marketing expenses increased $1.6 million compared to the comparable period in 2005 primarily due to higher commissions, stock-based compensation expense and non-commission incentive compensation. For the nine months ended September 30, 2006 sales and marketing expenses were up $2.6 million due to additional staff and commissions, stock-based compensation expense and incentive compensation. At September 30, 2006, we had 42 quota-bearing field sales personnel selling to public schools and corrections compared to 36 at September 30, 2005.

Research and Development Expenses: Research and development expenses increased in the three and nine months ended September 30, 2006 compared to the same periods in 2005. Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs. The increase in spending in both the three and nine months ended September 30, 2006 was primarily due to stock-based compensation expense, incentive compensation and patent prosecution legal fees.

General and Administrative Expenses: Expenses increased for both the three and nine month periods ended September 30, 2006, as higher stock-based compensation expense and incentive compensation were only partially offset by lower audit, legal, and consulting expenses.

Other Income from Related Party

In September 2003, we signed an agreement with Posit Science Corporation (“PSC”), transferring technology to PSC for use in the health field. During 2006 we recorded $38,000 in the third quarter and $112,000 for the first three quarters in royalties received from PSC. For the comparable periods in 2005, we recorded $13,000 and $37,000 in royalties. Amounts received to date and any future receipts are being reported as other income as we do not consider these royalties to be part of our recurring operations.

Interest and Other Income, net

	Three months ended September 30,			Nine months ended September 30,

(dollars in thousands)	2006	Change	2005	2006	Change	2005

Interest income, net	$192	115%	$89	$370	19%	$311

In the three and nine month periods ended September 30, 2006, we generated interest income from our cash balances. Additionally, we recognized $55,000 in one time income from former customer. In the same periods of 2005, the interest income from our cash balances was supplemented by interest income on loans to current and former officers. For the nine months ended September 30, 2006, interest income on officer loans was $1,000. For the same periods in 2005, interest income from officer loans was $26,000 and $157,000. All officer loans were repaid by March 31, 2006.

Provision for Income Taxes

In the three months ended September 30, 2006, we recorded an income tax benefit of $13,000. In the nine months ended September 30, 2006, we recorded no income tax provision due to our loss. For the three months and nine months ended September 30, 2005 we recorded income tax provisions of $179,000 and $279,000, respectively.

The tax provision for the three months and nine months ended September 30, 2005 principally consisted of federal and state taxes currently payable offset by the utilization of net operating losses resulting in an effective tax rate for the nine months ended September 30, 2005 of approximately 3.75%.

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

Liquidity and Capital Resources

Our cash, cash equivalents and short term investments were $13.3 million at September 30, 2006, compared to $12.1 million at December 31, 2005. We expect that our cash flow from operations and our current cash balances will be the primary source of liquidity and will be sufficient to provide the necessary funds for our operations and capital expenditures during at least the next twelve months.* Accomplishing this, however, will require us to meet specific booked sales targets in the K-12 market. We cannot be certain that we will meet our targets with respect to booked sales, revenues, expenses or operating results.

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

Historically, our first quarter is our lowest sales quarter, reflecting school purchasing cycles and a trend in our industry.* Therefore, we may have negative cash flow in some quarters, particularly the first quarter, and may borrow from time to time.* We generally expect to generate cash in the third quarter.*

Net cash generated by operating activities for the nine months ended September 2006 was $1.3 million versus cash used of $0.2 million during the same period in 2005. This is the result of higher sales and collections partially offset by higher spending in 2006 as compared to 2005. Our days sales outstanding (DSO) on booked sales lengthened from 60 days at September 30, 2005 to 77 days at September 30, 2006. This is within our recent historical range for DSO at the end of quarters, which since 2004 has ranged between 49 and 92 days, dependent on the timing of sales and the credit terms provided.

Net cash generated by investing activities for the nine months ended September 30, 2006 was $2.7 million compared to cash used of $0.9 million for the same period in 2005, primarily reflecting the maturity of a $3.0 million short-term investment. This was partially offset by higher capital spending in 2006 than in 2005 and lower officer loan repayments in 2006 as compared to 2005. Capital spending primarily consists of purchases of computer hardware and software. We expect that our capital spending will be higher in 2006 than in 2005 on a full year basis. *

For the nine months ended September 30, 2006 and 2005 we had no borrowings.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations and Commitments

We have a non-cancelable lease agreement for our corporate office facilities. The minimum lease payment is approximately $78,000 per month through 2008. After 2008 the base lease payment increases at a compound annual rate of approximately 5%. The lease terminates in December 2013. We also have a new lease agreement for a Tucson, Arizona facility. Minimum lease payments for the Tucson office are approximately $4,000 per month through the lease termination in April 2009.

The following table summarizes our obligations at September 30, 2006 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

(dollars in thousands)	Total	Less than 1 year	2 - 3 years	4 - 5 years	Thereafter 1.

Non-cancelable operating leases	$7,647	$992	$1,986	$2,087	$2,582
Minimum royalty payments	1,238	150	300	300	488

Total	$8,885	$1,142	$2,286	$2,387	$3,070

1. Non-cancelable operating leases expire December 31, 2013. Minimum royalty payments expire in 2014.
Our purchase order commitments at September 30, 2006 are not material.

Loans to Current and Former Officers

In March 2001 we made full recourse loans to certain of our officers, in amounts totaling $3.1 million. In 2002 some of these officers left our Company. The notes were full recourse loans secured by shares of our Common Stock owned by our current and former officers. The loans bore interest at 4.94%. Principal and interest were due December 31, 2005, and were fully repaid by March 31, 2006.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses due to the inability of customers to make payments. These estimates are based on historical experience. In 2005 and the first nine months of 2006 our bad debt experience has been less than 1% of revenue. To the extent experience requires it, we may in the future adjust this allowance.* Cancellations and refunds are allowed in limited circumstances, and such amounts have not been significant.

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

On an ongoing basis, we evaluate the net realizable value of the capitalized software development cost by estimating the future revenue to be generated from the product and compare this estimate to the unamortized cost of the product. At September 30, 2006 all previously capitalized software development expenses have been fully amortized. No software development costs were capitalized in the three or nine months ended September 30, 2006 or 2005.

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

As required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, and concluded that our disclosure controls and procedures were effective as of September 30, 2006.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 15, 2005, SkyTech, Inc. (“SkyTech”) filed a complaint against us in the District Court for the State of Minnesota, Fourth Judicial District, alleging claims of fraud, breach of contract, breach of duty of good faith and fair dealing, tortious interference, and indemnity. SkyTech alleged that it entered into an independent sales representative agreement (the “Agreement”) with us in October 2002 pursuant to which it has an exclusive right to market our products to the “After School” market. SkyTech further alleged that we prevented SkyTech’s performance of the Agreement and that we wrongly terminated the Agreement. SkyTech asserted that it was entitled to an unspecified amount of damages comprised of lost commissions and other damages, attorney’s fees, costs and punitive damages. In addition to the SkyTech claims, SkyLearn, L.L.C and HEK, Inc., both of which claimed to be subcontractors of SkyTech, claimed that they suffered damages from our alleged actions with respect to SkyTech. In December 2005, the court granted our motion to dismiss the case and to compel arbitration. The Plaintiffs have filed an appeal of the ruling, and the hearing on the appeal was held in September 2006. We presently anticipate a ruling on the appeal by the end of 2006.

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

Since our December 2004 pricing change, we recognize revenue from most of our perpetual license sales at the time of sale. Before that change, perpetual license revenue was recognized over the related service period. Because of this transition, in 2005 we recognized substantial revenue from perpetual licenses booked in 2003 and 2004, as well as perpetual license sales in 2005. In the first three quarters of 2006, a greater proportion of our perpetual license revenue was derived from sales in that quarter. We expect this to continue in the fourth quarter.* Because our booked sales are difficult to predict, our quarterly perpetual license revenue has therefore become more unpredictable.

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

We started operations in February 1996 and through 2002 incurred significant operating losses. We first became profitable in 2003, incurred a net loss in 2004 and were again profitable in 2005. At September 30, 2006, we had an accumulated deficit of approximately $78 million from inception.

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

We expect to be required to comply with Sarbanes-Oxley Section 404 no sooner than the end of 2007. We are presently engaged in a process of evaluating and documenting our internal control over financial reporting with the goal of achieving compliance by that deadline. The process is very costly and requires significant internal resources. If we are unable to comply with Section 404 when we are required to do so or are unable to conclude that our internal control over financial reporting is effective, such non compliance or ineffective controls could have a materially adverse effect on us.

Under Sarbanes-Oxley Section 404, as implemented by the SEC and PCAOB, we will be required to provide a management report and auditors’ attestation and report on our internal control over financial reporting. We have not previously been subject to this requirement. Under current rules and with the current market valuation of our outstanding shares held by non-affiliates, our deadline for compliance will be December 31, 2007. The SEC has proposed an amendment to the current rules that would extend the deadline for the auditor’s attestation requirement to December 31, 2008, assuming that our public float does not exceed $75 million at June 30, 2006.

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

We believe that cash flow from operations will be our primary source of funding for our operations during the remainder of 2006 and the next several years.* In 2003 and 2004 we generated $3.9 million and $6.3 million respectively in cash from operating activities. In 2005, we used $2.1 million in cash in our operating activities, reflecting the decline in our booked sales and higher expenses to support our growth goals. During the first three quarters of 2006, we generated $1.3 million in cash from operating activities. At September 30, 2006 we had $13.3 million in cash and cash equivalents.

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

Our common stock presently trades on the Nasdaq National Market, and our trading volume is low. For example, during the first three quarters of 2006, our average daily trading volume was approximately 6,000 shares. The market price of our common stock has been highly volatile since our July 1999 initial public offering and could continue to be subject to wide fluctuations.

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

Dated: November 8, 2006

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