Form 10-K
period 2006-12-31
SCIENTIFIC LEARNING CORP
filed 2007-03-08
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2006 or

☐ Transition Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the transition period from ___________ to _________________

COMMISSION FILE NO. 000-24547

SCIENTIFIC LEARNING CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	94-3234458
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

300 FRANK H. OGAWA PLAZA, SUITE 600 OAKLAND, CA 94612-2040 (Address of principal executive offices, including zip code)

510-444-3500 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	NASDAQ Global Market

Securities registered pursuant to Section 12 (g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes: ☐ No: ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes: ☐ No: ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes: ☒ No: ☐

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
Yes: ☐ No: ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2006 as reported on the Nasdaq National Market was approximately $33,755,674. Shares of Common Stock held by each director and executive officer and persons who owned 5% or more of the Registrant’s outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2007 the Registrant had outstanding 16,976,959 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference in Part III.

PART I

ITEM 1.          BUSINESS

We develop and distribute the Fast ForWord® family of software. Our patented products build learning capacity by rigorously and systematically applying neuroscience based learning principles to improve the fundamental neuro-cognitive skills required to read and learn. Our products are marketed primarily to K-12 schools in the United States. While we recommend our products as a reading intervention solution for struggling, at-risk, and special education students, schools successfully use Fast ForWord products for students with a wide range of abilities and accomplishments to improve their academic performance.

The ability to read effectively is essential for success in school and in life. Federal education policy has long emphasized the importance of reading; the No Child Left Behind Act of 2002 calls for all students to read at grade level by 2014. Yet, according to the National Assessment of Educational Progress conducted by the U.S. Department of Education, in 2005 36% of fourth graders in the U.S. had below basic reading scores and 69% were not proficient in reading at grade level. Among students eligible for free or reduced-price lunches, the NAEP found that 84% of fourth graders were not proficient in reading at grade level. According to the NAEP, between 1992 and 2005, there was no statistically significant change in the proportion of fourth graders reading below the basic level, despite a national focus on reading and significant and increased federal funding.

Since our inception, learners have used almost 840,000 Fast ForWord products and approximately 4,500 schools have purchased at least $10,000 of our Fast ForWord product licenses and services.

The Fast ForWord family of products is distinguished by its basis in independent and peer-reviewed scientific research, specifically in neuroscience. The understanding that the organization of the brain can be modified throughout life through experience – the concept of brain plasticity –led us to create a novel approach to learning. This approach focuses on increasing learning capacity by improving basic cognitive skills through the rigorous and systematic application of neuroscience principles. Our approach uses computer technology because it affords the only practical way to effectively and consistently deliver individualized training to a large number of students simultaneously.

Our Fast ForWord family includes 11 major software products that share this common neuroscience approach, implemented in a variety of reading intervention contexts - early literacy development, foundational language skills, linking spoken language and print, reading skills from grade levels K through 5 and adolescent intervention.

Our focus on science continues in our emphasis on generating rigorous proof that our products produce substantial improvements for different types of struggling readers in a variety of settings. Through 2006, almost 120 research studies with more than 49,000 aggregate participants demonstrate the academic gains achieved through the Fast ForWord products. These studies show gains for students at all K-12 grade levels, and for at-risk students, special education students, English language learners, Title 1 students, and a variety of other demographic groups. Gains have been demonstrated throughout the US and in six other countries. Studies show that these gains endure over time.

To assist educators in getting the best results from their Fast ForWord implementations, we offer a web-delivered data analysis and reporting tool that uses sophisticated algorithms to provide diagnostic and prescriptive information and intervention strategies and allows educators to track student progress and move students appropriately through the product sequence. To achieve the best results with our products, it is important that educators adhere to our protocols for product use. To support and encourage these best practices in the use of our products, we provide a variety of on-site, Web-based and telephone-based services and support.

STRATEGY

Our strategic goal is to become broadly accepted by educators as a solution that dramatically improves and sustains achievement patterns to meet the needs of struggling learners in all grade levels, pre-K-12

Our business model projects sales and revenue growth between 20% and 30% per year.* To achieve that growth, our strategy focuses primarily on selling more Fast ForWord products and services to additional US school districts and to additional schools in districts in which some schools already use our products. In addition, we plan to continue to expand our international effort, with an increased focus on the rapidly growing economies in Asia.*

Critical elements of our strategy include:

•	Broadening educator awareness of our Fast ForWord products, their impact on reading and learning, and the research behind them through a variety of marketing techniques, including an increased number of brain science events that we sponsor or co-sponsor.* Our brain science events are half-day, full-day, or multi-day events attended by educators to hear about advances in neuroscience and the Fast ForWord family of products.

•	Establishing the importance of scientific research as a critical criterion for selecting educational products; highlighting our substantial and unique body of student achievement results; and continuing to expand the amount of research related to our Fast ForWord software.*

•	Focusing our sales efforts on school districts that are struggling with academic under-achievement, have high levels of funding and are headed by strong leaders.*

•	Increasing sales capacity and productivity with additional selling resources, improved sales infrastructure, and additional tools and training programs.* Our goals are to focus our field sales force on the largest and best opportunities, reduce non-selling time and shorten the time it takes for new salespeople to become productive, while reducing the overall cost of making a sale.*

•	Expanding and improving our Fast ForWord family of products and services, adding an integrated assessment component, increasing product efficacy, providing greater scheduling flexibility and improving ease of use.*

•	Expanding post sales support, including implementation services and results monitoring to promote consistent implementation and demonstrable improvement in learning results in a cost-effective manner.*

Although we are pursuing our strategy vigorously, we cannot assure you that we will be able to achieve our strategic objectives.

MARKETS

The Fast ForWord products are available worldwide to educational institutions, speech and language clinics, and learning and tutorial centers. Since our inception through 2006, learners have used approximately 840,000 of our products, an increase of almost 40% over year-end 2005.

UNITED STATES K-12 MARKET

Our sales are concentrated in K-12 public schools in the United States, which in 2006/2007 are estimated to serve approximately 49 million students. In each of the last three years, the US K-12 sector has represented more than 90% of our revenue. Approximately 4,500 schools have purchased at least $10,000 of our Fast ForWord product licenses and services, compared to 3,800 at the end of 2005. While our installed base is growing, these 4,500 schools represent a small fraction of the nearly 96,000 public K-12 schools in the US.

We market our Fast ForWord products primarily as a reading intervention solution, to be used as an interventional or remedial supplement to existing curriculum materials for struggling, at-risk, English Language Learner (“ELL”), and special education students, at both the elementary and secondary school levels to improve reading and learning. Despite a national focus on reading and increased federal funding to improve reading proficiency and school district accountability, independent evaluations of student performance have demonstrated little improvement in reading results. According to the National Assessment of Educational Progress conducted by the U.S. Department of Education, in 2005, 36% of fourth graders in the U.S. had below basic reading scores and 69% were not proficient in reading at grade level. Among students eligible for free or reduced-price lunches, the NAEP found that 84% of fourth graders were not proficient in reading at grade level. According to the NAEP, between 1992 and 2005, there was no statistically significant change in the proportion of fourth graders performing at the “below basic” level.

Sales of our products are included in the growing supplemental education materials segment of the overall education materials market*. The ninth annual survey of Education Market Research’s Complete K-12 Report (December, 2006) estimates that:

•	The total market for K-12 instructional materials is approaching $15 billion*.

•	The supplemental materials segment of that market is $2.2 billion, up from $1.4 billion in the 1998/99 school year.

•	Since 1998/99, the supplemental materials market has had an average annual growth rate of 6.8%, exceeding the 5.3% industry growth rate.

•	Educational software sales are expected to grow over the long run in the range of 7% to 9%*. Education Market Report’s Complete K-12 Newsletter (July 2005) estimated the market for all educational software at approximately $800 million for the 2004 – 2005 school year.

We do not compete in the separate basal materials market (a $3.1 billion market, according to Education Market Research, which consists primarily of textbook programs that include student editions, teacher editions and companion materials to teach particular scope and sequence of a subject area for a span of grades. We also do not compete in the market for formative, summative or clinical assessments, estimated by Education Market Research to be $1.95 billion in 2003, or in the market for school library and reference products.

The educational materials market is expected to continue to grow*, driven by several factors:

•	Increasing enrollment of preK-12 students, projected by the National Center for Education Statistics of the US Department of Education to grow from 48.9 million students in 2006 to 51 million students in 2015*.

•	Performance and educator accountability requirements of federal legislation, including the No Child Left Behind Act of 2002, and persistent achievement gaps based primarily on income and ethnicity which are driving the use of and growth of programs addressing the needs of struggling readers.

•	Increase in current expenditures per student. Current expenditures per pupil in constant 2002–03 dollars increased 21 percent from 1990/1991 to 2002/03. From 2002/03 to 2015/16, current expenditures in constant 2002/03 dollars per pupil are projected to increase 34 percent, to approximately $11,000.*

The pre-K-12 education materials market includes approximately 14,000 public school districts, 96,000 public schools and 29,000 private schools. Purchasing decisions for Fast ForWord products are primarily made by district level administrators.

No Child Left Behind

The criteria established by No Child Left Behind federal funding has affected school district purchases. Under the No Child Left Behind Act, the term “scientifically based research” means research that involves the application of rigorous, systematic and objective procedures to obtain reliable and valid knowledge relevant to education activities and programs. It includes research that employs systematic, empirical methods that draw on observation or experiment, involves rigorous data analyses, provides reliable and valid data, uses experimental or quasi-experimental designs, preferably random-assignment experiments, allows for replication or further experimentation and has been peer reviewed or approved.

Our products are based on more than 30 years of neuroscience and cognitive research, and the results that can be achieved through our products are established by research conducted by independent academic researchers and school districts as well our founding scientists and our company. To date, more than 1,200 publications have described the results that can be achieved through Fast ForWord products and the academic research on which the products are based. We believe that the research behind our products qualifies as “scientifically-based” and that our products’ alignment with the important national priorities outlined in No Child Left Behind assists us in marketing and selling our products*.

The No Child Left Behind Act is scheduled for reauthorization in 2007. Some aspects of No Child Left Behind, in particular the emphasis on testing and the consequences of failing to meet specified achievement criteria, have been controversial. We believe that while there may be some changes to No Child Left Behind, these changes will not decrease the need to improve reading performance, the market for Fast ForWord products or the funding supporting the legislation*.

Accountability

Parents and policy makers are exerting greater pressure to hold teachers and administrators accountable for student performance.* School report cards, sanctions for lack of learner improvement, financial incentives, school vouchers, extended day programs, enhanced intervention services, professional development for teachers, and supplementary educational services alternatives are some of the techniques used by states and the federal government to increase local educator accountability and student performance. The Fast ForWord products help schools respond to these accountability pressures in a variety of ways, including:

•	Fast ForWord products can improve academic achievement in students for whom other approaches have failed.

•	Fast ForWord products can be used to increase the scores of children who are “on the bubble” (just below a desired score on an achievement test).

•	Educators can use Progress Tracker to track the progress of students by demographic group, responding to the requirement to achieve Adequate Yearly Progress for all defined groups.

Funding Sources

Funding for educational materials comes from a variety of federal, state and local sources. According to the U.S. Census Bureau, in school year 2003/2004, 47% of district funding was from state sources; 44% from local sources and 9% from federal sources. The federal government spent $25 billion on elementary and secondary schools in 2005, up from $15 billion in 2000. Some funding sources are allocated for specific uses, such as improving reading performance, depending on the policy objectives of the funding source.

Federal funds are a critical resource to help school districts address the needs of the most challenged learners. The primary federal support for education dates back to 1965 with the introduction of the Elementary and Secondary Education Act. We believe that a significant proportion of our sales are funded by two key federal sources that support struggling readers. Title One supplements funding for schools with low income students; IDEA (Individuals with Disabilities Education Act) provides funding for special education students. These programs are projected to total $24.4 billion for fiscal year 2008 compared to $15.1 billion in 2001, an increase of 62%*.

OTHER MARKETS

In addition to selling to K-12 schools, we also sell to and through private practice professionals, learning centers, hospitals and clinics. These speech and language and other professionals recommend the use of our products to appropriate clients and then supervise the use of the software, often in connection with their other services. In 2006, approximately 450 non-school professionals and entities in the United States and Canada used our products. Our business in this sector has declined since 1999, both in absolute dollars and as a percentage of our business, because of the size of this segment, product use practices, and our primary focus on the large K-12 market. These professionals nevertheless remain significant to us. Private practice professionals were our first market, and many have extensive knowledge about our products and their use that can be valuable for us and for all of our customers. These professionals sometimes provide contract services to schools and from time to time recommend Fast ForWord products for students in those schools.

Sales to countries other than the United States and Canada are a small but fast-growing part of our business. We are developing a network of value added resellers to serve these markets. In 2006, international participants used approximately 4,000 of our products, up from 2,700 in 2005. During 2006, Fast ForWord products were licensed to customers in 29 countries, up from 17 in 2005. At the end of 2006, we were represented by 21 value-added resellers, up from 15 at year end 2005. Research studies of the results of Fast ForWord users in Germany, Singapore, India, the United Kingdom and Australia have demonstrated the efficacy of the products. International revenues represented approximately 1% of our total revenues in 2006.

Our strategy for international markets has been conservative, so that we do not divert resources from our US K-12 market, but the potential opportunity is significant*. Outside the US and Canada, our products are used in three primary applications: in tutoring and learning centers to strengthen academic skills, by clinical professionals with relatively impaired children, and to assist in the acquisition of English as a second language. English has become the second language of choice in most countries, with approximately 340 million people speaking English worldwide. About one-fourth to one-third of the population worldwide now understand and speak English to some degree, and English is the international language of business, travel, and diplomacy. While the Fast ForWord products do not provide all the components necessary to teach English to non-native speakers, they have been demonstrated to be extremely effective in assisting in English language instruction, through building the necessary underlying cognitive, acoustic processing, phonological and other skills needed to learn and speak English fluently.

We continue to explore and evaluate other potential markets where Fast ForWord can help struggling learners, including correctional institutions and tutoring centers.

PRODUCTS

Our Fast ForWord family of products consists of award-winning software that combines neuroscience, cognitive science and computer technology to change the neurological patterns in students’ brains. Our products build learning capacity by systematically and rigorously applying proven neuroscience principles to develop the neuro-cognitive skills required to read and learn effectively, using exercises based on language and reading skills. The results from our products are fast, effective and enduring; results have been demonstrated through brain imaging studies, changes in achievement on standardized reading tests and more than 25 high-quality efficacy studies.

COGNITIVE SKILLS DEVELOPMENT

Reading and learning require a variety of foundational cognitive skills, all functioning together. The Fast ForWord  products build learning capacity by developing the prerequisite skills that enable students to take greater advantage of their reading and other academic instruction and improve their reading proficiency. Fast ForWord products do this by building these cognitive skills, including memory, attention, processing and sequencing. In our marketing presentations, we refer to these skills as the Learning MAPs.

Memory.  Working memory is the aspect of memory that allows one to keep information available while thinking about meanings and relationships, and is used in sentence and paragraph comprehension, remembering instructions and reasoning. The Fast ForWord exercises systematically vary the amount of information that must be retained to successfully complete the exercise task, using individually adaptive methods to gradually expand the working memory demands of the task.

Attention.  Attention is the ability to focus on tasks and ignore distractions. Every exercise in our product family requires selective and focused attention in order to advance. Specific vigilance tasks require sustained attention over progressively longer time frames, building the attentional skills needed in all reading and learning.

Processing.  Processing means the ability to address information such as images and sounds quickly enough to discriminate their differences. Processing skills are an essential prerequisite for phonemic awareness (the ability to distinguish among and manipulate the smallest sounds in language that can change meaning) and reading. Our exercises build processing rate and accuracy in the skills addressed by the exercises. For example, exercises in our Fast ForWord Language to Reading and Literacy Advanced products focus on the accuracy and rate of processing for letter-sound correspondence, leading to the automaticity in those skills needed for reading.

Sequencing.  Sequencing refers to the ability to quickly and accurately determine the identity of specific stimuli and the order in which the stimuli occur. This ability is supported by both working and longer-term memory, attention, and processing. Sequencing of auditory, language and written information is critical for the accurate understanding of meaning. The Fast ForWord exercises systematically and individually adapt the complexity of the sequencing tasks needed to develop phonemic awareness, word fluency, oral and reading comprehension, and other critical cognitive operations.

NEUROSCIENCE BASED LEARNING PRINCIPLES

The Fast ForWord products apply learning principles that have been established through neuroscience and cognitive research as being critical to learning new tasks and establishing rapid change in brain function: frequency and intensity, adaptivity, simultaneous development, and timely motivation. In our marketing, we refer to our application of these principles as F.A.S.T. Power Learning.™

Frequency and intensity:  The cortex of the human brain contains millions of neurons arranged in regions that represent our sensory systems, control our motor systems and provide for higher-order associative interactions. These regions contain networks of neurons that connect within and between regions. These functional networks develop and maintain their connections through a process that is driven by neural activity. The stronger the neural activity, the stronger the network becomes. As a result, completing a series of learning tasks in frequent, intense sessions is needed to make the changes in brain functioning that enhance learning. Our product use protocols call for customers to use the products five days a week, between 30 and 100 minutes (depending on the product) per day, providing the frequency and intensity needed. The Fast ForWord products also contain substantially more learning activities per 50 minute session than do other computer-based reading intervention products, providing more intense neural activity and therefore greater effectiveness.

Adaptivity:   The mechanisms of brain plasticity are best engaged in learning a new task when new populations or new areas of neurons are engaged. Continually adjusting the learning tasks to become progressively more difficult provides better cortical activation for learning. The Fast ForWord products use sophisticated algorithms to analyze student learning data using a complex set of rules. These algorithms regulate the products’ speech modification rules and otherwise adjust content exposure to advance the individual student through the products at a rate specifically tailored to that student. The products adjust content exposure in a variety of ways. For example, many of the exercises automatically adjust the specific content presented to the student so that the student can make correct responses approximately 80% of the time for each discrete skill. This adjustment is designed to keep cortical activation up and to keep the exercises challenging and engaging, while allowing the student to experience a feeling of accomplishment and to avoid the frequent failure that can discourage a student’s learning.

Simultaneous Development:  Complex behaviors require the coincident and sequential engagement of multiple cortical systems. The Fast ForWord products simultaneously develop both major and supporting cognitive skills for enduring learning improvements. While each exercise is designed to develop underlying cognitive skills such as memory, attention, processing and sequencing, it also focuses on a specific set of reading or language tasks.

Timely Motivation: A critical factor in strengthening neural connections, and therefore maximizing critical learning changes, is the input from the neuromodulatory reward systems that are activated by meaningful consequences of behavior. These reward systems need to be activated within tens of milliseconds of the neural synaptic activity to maximize the potential for synaptic strengthening. In the Fast ForWord exercises, learners are rewarded for a correct answer quickly, within this critical time frame, and on their first attempt only, in order to drive learning behavior. To keep students active and engaged, the products also feature a bonus point system and the delivery of special animations that signify milestones as students progress.

PRODUCTS IN THE FAST FORWORD FAMILY

Since 1997, when we introduced the first Fast ForWord product, our product family has expanded to 11 major software offerings. During 2006, our Fast ForWord family of products accounted for 73% of revenue. The software products function with a wide variety of hardware and software configurations and are designed to work with the computer technology widely available in schools.

Product	Description

Language Series Products

Fast ForWord Language Basics	Fast ForWord Language Basics targets early literacy development, building visual attention, auditory discrimination and sustained auditory attention, using exercises that improve sound sequencing skills, fine motor skills, hand-eye coordination, pattern recognition and color and shape identification.

Fast ForWord Language	Our first product, Fast ForWord Language builds learning capacity using exercises that specifically focus on oral language comprehension and listening, including phonological awareness (the understanding that words are composed of sounds and the ability to identify and manipulate the sounds of language), listening accuracy and comprehension, working memory, and familiarity with language structures. The Fast ForWord Language product uses acoustically modified speech, which stretches and emphasizes particular sounds in an adaptive manner, to help children learn to quickly isolate and recognize individual speech sounds, an underlying skill critical to reading.

Fast ForWord Language to Reading	Fast ForWord Language to Reading software builds learning capacity through improving cognitive skills while helping students make the link between spoken and written language, using exercises that focus on listening comprehension, sound-letter recognition, phonological awareness, beginning word recognition and English language conventions.

Fast ForWord to Literacy	The Fast ForWord to Literacy product is specifically designed for adolescents and adults who lack reading proficiency. Its content and exercises are similar to those in the Fast ForWord Language product, but have been adapted to maximize impact for adolescents and English language learners based on actual learning results from those groups. Using graphics, characters and themes appealing to adolescents, the product progressively increases the demand on cognitive skills. This product replaces our earlier Fast ForWord Middle & High product.

Fast ForWord to Literacy Advanced	Fast ForWord to Literacy Advanced software includes content and exercises similar to those in the Fast ForWord Language to Reading software. Like the Literacy product, the content has been tuned to maximize impact using actual learning results, and the user interface is designed to appeal to adolescents. The product includes age-targeted exercises that emphasize phonemic awareness, decoding, word recognition, sequential and inferential comprehension and the ability to sequence multi-step instructions.

Reading Series Products

The Fast ForWord to Reading series of products builds learning capacity through developing cognitive skills using exercises focused on critical reading abilities. The Reading Series exercises focus on phonemic awareness, phonics and decoding, spelling, vocabulary, fluency and comprehension. The content of each product is correlated to the reading standards for the end of the grade level indicated by the product number. (Reading Prep is correlated to kindergarten.) However, the increasingly demanding cognitive complexity of the products can take the learner well beyond that grade level.

Fast ForWord to Reading Prep	The Fast ForWord to Reading Prep product builds learning capacity through exercises that prepare the student for reading, focusing on phonemic identification, categorization and blending, letter names, sound and letter correspondence, rapid letter/word recognition, and oral vocabulary.

Fast ForWord to Reading 1	The Fast ForWord to Reading 1 product builds learning capacity while introducing familiarity with print. The exercises emphasize sound-letter correspondence, rapid letter-word comprehension, high-frequency words and beginning print comprehension.

Fast ForWord to Reading 2	Fast ForWord to Reading 2 software builds learning capacity through exercises that build a spectrum of reading skills, focusing on comprehension at the sentence and paragraph level, vocabulary, spelling, punctuation and capitalization. The product continues work in phonics and decoding and introduces morphological structures such as prefixes and suffixes. Morphology relates to the use of words, letters, and letter combinations that change the meaning of a word.

Fast ForWord to Reading 3	The Fast ForWord to Reading 3 product builds learning capacity by continuing to improve cognitive skills through exercises that focus on increasing fluency. The exercises focus on semantic, syntactic, phonological and morphological categories, phonics, spelling and comprehension. Sentences in the exercise incorporate a high level of syntactic complexity. Syntax relates to how grammatical markers and words are combined to make meaningful sentences.

Fast ForWord to Reading 4	Fast ForWord to Reading 4 software builds learning capacity by improving cognitive skills in the context of a focus on text interpretation. The exercises focus on comprehension and vocabulary, and build word skills relating to compound works, prefixes and homophones.

Fast ForWord to Reading 5	The Fast ForWord to Reading 5 product builds learning capacity by improving cognitive skills while strengthening advanced comprehension strategies. The exercises carry a significant working memory load, as they build vocabulary, improve critical thinking and abstract reasoning, improve composition skills, and focus on accuracy, fluency and comprehension.

Internet Based Tools

Progress Tracker	Progress Tracker, our Internet-based data analysis and reporting tool, analyzes student learning results to provide diagnostic and prescriptive intervention information and allows educators to track and report their students’ learning progress. It also provides information aligning the Fast ForWord products to basal reading programs and correlating the products to state standards. Progress Tracker generates status flags using sophisticated algorithms to analyze student learning data with a complex set of rules partially based on past data patterns. These status flags alert the educator when intervention is necessary for a student, and suggest to the educator when to move the student to a lower or higher level product or to complete product use. Progress Tracker provides detailed reports at the student, classroom, school, and district level, and can be reported by subgroup, providing a tool for educators to analyze their progress towards the Annual Yearly Progress requirements mandated by NCLB. Customers can configure the system to send automatic emails to parents, teachers, administrators or others to provide easy periodic updates. Progress Tracker also provides the ability to collect behavioral survey data from teachers and parents prior to and after product use.

PRODUCT EFFECTIVENESS

Research by our school district customers, independent academics and our own scientists has demonstrated that Fast ForWord products improve language and reading skills across a broad spectrum of demographic groups, and we continue to accumulate outcomes data from students in classrooms across the country. To date, more than 1,200 publications, including peer-reviewed articles in scientific journals, book chapters, and technical papers, have described the results that can be achieved through Fast ForWord products and/or the academic research on which the products are based. Through 2006, almost 120 research studies with more than 49,000 aggregate participants demonstrate the academic gains achieved through the Fast ForWord products. Published studies show outcomes from more than 350 learning organizations.

As of January 31, 2007, research substantiating the outcomes that can be achieved through using the Fast ForWord products includes:

By Region	By Type of Skill	By Type of Students	Other

Northeast (30 reports)	Reading Skills (102 reports)	At-Risk Learners (15 reports)	State Assessments (33 reports)

Connecticut Delaware Maryland Massachusetts New Jersey New York Pennsylvania Rhode Island Virginia	Phoneme awareness Reading comprehension Vocabulary Fluency Listening comprehension	Oral language Phonemic awareness 30-minute protocol	BLT DRP EOG ISAT MSA SAT-9 TCAP OPT	DIBELS, DSTP FCAT MCT OAT TAAS Terra Nova TPRI

Southeast (18 reports)	Language Skills (32 reports)	Title I Schools (27 reports)
Scientific journal articles White papers Technical papers Books & book chapters Conference presentations
Alabama Arkansas Florida Georgia Louisiana Mississippi North Carolina Tennessee	Language arts Oral language	Reading Achievement Elementary Middle School Secondary School

Midwest (21 reports)	Cognitive Skills (11 reports)	English Language Learners (7 reports)

Illinois Kentucky Michigan Minnesota Missouri Ohio South Dakota Wisconsin	Memory Attention Processing Sequencing	Oral language Phonemic awareness Academic achievement Reading comprehension Reading achievement Vocabulary

Great West (39 reports)	Longitudinal Studies (4 reports)	Special Education (20 Reports)

Alaska Arizona Arkansas California Idaho Montana New Mexico Oklahoma Texas Washington Wyoming	Reading achievement Academic achievement Vocabulary	Dyslexia Autism/PDD ADHD

International Studies (7 Reports)		Other Populations (11 reports)

Germany Singapore Australia United Kingdom India Canada		Gifted & talented Native Americans Young adults Adjudicated youth

Highlights of this research include:

•	More than 25 studies involving more than 12,000 children have demonstrated Fast ForWord efficacy using well-controlled study conditions and reliable and valid performance measures, including studies that use randomized control groups.

•	The What Works Clearinghouse of the US Department of Education evaluated our Fast ForWord Language product and found that it had a “potentially positive” impact on the English language skills of English Language Learners (ELL). At year-end 2006, the “potentially positive” rating was the highest rating given to an intervention for English language learners. The study reviewed by the Clearinghouse included students from kindergarten through fifth grade and showed an average improvement index of +31 on a scale of +/- 50. The What Works Clearinghouse was established in 2002 by the US Department of Education’s Institute of Education Sciences to provide educators, policymakers, researchers and the public with a central and trusted source of scientific evidence of what works in education. Our study of ELL students met the Clearinghouse’s highest evaluation criteria for studies.

•	The underlying basis for these achievement gains is demonstrated by a Stanford University study published in 2003 in the Proceedings of the National Academy of Sciences. This study confirmed that after using the Fast ForWord Language product, students on average experienced significant changes in brain activation patterns as shown by functional magnetic resonance imaging. On average, the Fast ForWord participants also showed significant gains on measures of language and reading performance.

More information on these and other studies can be found on our website at www.scilearn.com.

IMPLEMENTATION

We market the Fast ForWord products primarily as an intervention solution, and our customers most frequently use the products with students who are struggling. However, some customers use the Fast ForWord software with all of their students. We recommend that students start with either the Fast ForWord Language or the Fast ForWord to Literacy product, progress then to the Fast ForWord Language to Reading or Fast ForWord to Literacy Advanced products, and then to an appropriate Fast ForWord to Reading product. We suggest that students use two Fast ForWord products per year.

Neuroscience teaches us that to facilitate the brain changes that lead to enhanced learning, the student needs to complete a set of learning tasks in a frequent, intense timeframe. To provide that intensity and frequency, we have established product use protocols that call for customers to use the products five days a week, between 30 and 100 minutes (depending on the product) per day, for a period of generally between four and twelve weeks (depending on the student and the product). It can be challenging for educators to dedicate that much time to Fast ForWord use out of a limited and already crowded school day. Fast ForWord implementation also competes with other software applications for the limited number of school computers. To address this challenge, we are in the process of developing and researching 30-minute per day protocols for all of our products. In developing these protocols, we are using actual student learner results from our database to improve the efficiency and productiveness of each minute of product use. We plan to complete the research on these protocols in 2007 and, if the tests demonstrate that the 30-minute protocols are effective, to launch the new protocols late in 2007.

Our products are most frequently used in a computer lab setting, either a lab entirely devoted to Fast ForWord product use or a lab shared with other applications. A lab setting is likely to provide the appropriate kind of quiet focused atmosphere that is best for Fast ForWord use. Some customers have effectively used the products, especially the Reading series products, in regular classrooms. We expect that the 30 minute protocols that we are developing will facilitate use in regular classrooms.

We encourage our customers to use the products with as many students as their scheduling and computer resources permit. In 2006, our customers with full site licenses to the Gateway Edition products averaged 98 students per school using the products, up from 92 in 2005.

LICENSE TERMS

We license our products in a variety of configurations to meet the customer’s needs. Schools typically purchase site or workstation licenses, which are available either as a perpetual license or for a limited term. The license package typically contains at least two of our Language series products and varying quantities of our Reading series products. Most customers also purchase implementation services, which we believe are important to encourage successful use of the products. Our approximate license package list prices range from approximately $10,000 to $85,000 per site, depending on the number of products, the number of workstations, the duration of the license and the volume purchased.

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

FAST FORWORD TO LEARNING SERVICES AND SUPPORT

We believe that the training and implementation support provided by our service personnel is important to achieving appropriate product use in schools, where a limited school day and competing priorities makes it challenging for educators to devote the time and resources needed for a solid Fast ForWord implementation. The Fast ForWord products employ science and research unfamiliar to many educators, and understanding these principles is key to successful and sustained implementations. Our service professionals are highly trained and skilled at building the necessary knowledge and best practices. In 2006, services, support and Progress Tracker accounted for 27% of revenue, compared to 25% in 2005 and 26% in 2004. At the end of 2006, our service and support organization included 53 employees supplemented by 44 independent contractors who provide on-site customer training, project management, consulting and technical services.

SERVICES

To facilitate effective implementation, we offer on-site product training, technical installation, implementation management, consulting, and professional development services. To help our customers obtain the best possible student achievement results, our product training and professional development sessions provide an extensive hands-on introduction to our products, “best practices” implementation strategies, and an introduction to the science behind our products. We also offer implementation management services, which provide administrators a detailed overview of the Fast ForWord implementation at each of their schools, and consulting on data analysis and interpretation, intervention and motivation strategies, connecting with classroom teachers and other topics of interest to the customer.

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

SUPPORT

For customers who purchase our support services, we provide progress monitoring, software technical update releases, and extensive telephone, email and web-based support. Our progress monitoring services provide customers on-going remote monitoring of their students’ progress by our staff, with periodic out-bound telephone contact tailored to the customer’s level of implementation success. Our Customer Connect Website provides extensive implementation and technical resources, together with Web-based seminars. In our annual independent customer surveys, customers using Fast ForWord products gave excellent ratings to the support they received and the professionalism of our support team.

During 2006, we moved our Level 1 support services from the outside vendor that we had used for many years to our own We Care support center located in Tucson, Arizona. We made this change to enhance our service levels, increase the integration between support personnel and our technical organization, and contain costs. At year end 2006, we had completed this important transition and 14 support professionals were supporting customers from our Tucson center.

WARRANTY

We generally provide a warranty that our software products operate substantially as described in the manuals and guides that accompany the software for a period of 90 days. The warranty excludes damage from misuse, accident, and certain other circumstances. To date, we have not experienced any significant warranty expense.

SALES AND MARKETING

We sell to our principal market, K-12 school districts throughout the United States, primarily using a direct sales force. During the past two years, an important part of our strategy has been to increase the size as well as the productivity of our direct sales force. In 2006, our average number of field sales representatives was 42, an increase of approximately 10% over 2005 and 50% over 2004. We plan to continue to increase our field sales force; our goal for the average number of field representatives in 2007 is 53. (We calculate the annual average of field representatives by averaging the number of representatives at the end of each quarter.)

Our field sales personnel typically are experienced professionals with backgrounds in selling technology-based curriculum products to the K-12 market. Most bring strong relationships with educators built over many years. We support our sales representatives with a strong field sales management team with extensive experience in this market and with strategic consultants, who frequently are retired school district superintendents and other senior district administrators, and who have extensive experience and relationships in K-12 education. To reach smaller and rural schools, to a limited extent we also sell our products through school consortiums and regional service centers.

A critical component of our marketing strategy is our brain science events. These are Company sponsored or co-sponsored events that provide us with a significant period of time in which to explain our neuroscience approach and achievement results, and have been particularly effective selling opportunities. We also conduct direct marketing campaigns and participate in selected trade shows. In our marketing, we emphasize the unique characteristics of our solution, our neuroscience research basis, and our proven impact on student achievement. On our scientificlearning.com website, we post results reports documenting the student gains our customers have achieved at schools throughout the U.S.

We sell to clinical professionals, learning centers, hospitals and clinics principally through direct marketing (mail, web and telesales) and conferences (both industry conferences and an annual forum we conduct ourselves).

We are also building a network of independent value-added resellers outside North America. At December 31, 2006, we had relationships with 21 resellers, compared to 15 at year end 2005. While to date booked sales outside North America have not been significant, in 2006 these sales increased 112% from 2005. We are building this channel to capitalize on the growing demand for English fluency around the world.* Fast ForWord products offer unique value in quickly “rewiring” the brain for English. We believe the international market has large potential growth opportunities, and we are positioning to take advantage of these in the future.*

COMPETITION

Districts and schools employ a wide variety of learning intervention programs and methods for their struggling students. The market for supplemental and interventional educational products is fragmented and competitive, with no single company or product with a dominant market share. We presently have a small share of the reading intervention supplemental market.

The critical factor for K-12 school districts is the perceived ability of the product to further the district’s instructional goals. Attributes that influence the district’s assessment of this factor include the ability to deliver measurable improvements in student achievement, cost, reputation, existing relationships with customers, completeness of the product offering, ability to provide effective and efficient product implementation, and ability to work with the other components of the school curriculum. We believe that generally we compete favorably on the basis of these factors.

Our patented products are highly differentiated by their neuroscience basis and their focus on the development of learning capacity through improving cognitive skills. While we therefore have little direct competition, we do compete vigorously for available funding against other companies offering educational software and other language and reading programs, as well as with providers of traditional methods of teaching language and reading. Many of the companies providing these competitive offerings are much larger than us, are more established in the school market than we are, offer a broader range of products to schools, and have greater financial, technical, marketing and distribution resources than we do. Competitors may enter our market segment and offer actual or claimed results similar to those achieved by our products. In addition, although the traditional approaches to language and reading are fundamentally different from the approach we take, the traditional methods are more widely known and accepted and, therefore, represent significant competition for available funds.

PRODUCT DEVELOPMENT; NEW PRODUCTS

The markets in which we compete are characterized by frequent product introductions and evolving educational standards and approaches. Our future success will depend in part on our ability to continue to enhance and update our existing products or to develop and successfully introduce new products.

Our research and development expenses were approximately $4.1 million, $3.9 million, and $3.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, 22 of our employees were engaged in research and development activities, which include both product development and outcomes research.

DEVELOPMENT STRATEGY

Over the past several years, our development efforts have focused on broadening our product solution and making our products more effective and easier to use in the school environment. Since introducing the first Fast ForWord product, we have broadened our product line to include 11 neuroscience-based intervention products, and a robust suite of Internet-based information tools and introduced a major new architecture for our major products.

Major Product Introductions

Product	Launch Year
Fast ForWord Language	1997
Fast ForWord Language to Reading	1998
Away We Go! product family (predecessors to Fast ForWord Language Basics and Fast ForWord to Reading Prep)	1999
Fast ForWord Middle and High School (predecessor to Fast ForWord to Literacy)	1999
Fast ForWord to Reading 3 (originally Fast ForWord Reading)	2000
Progress Tracker	2001
Fast ForWord Gateway Edition (new architecture of our major products that improved ease of use, added additional student content and provided additional Internet based capabilities)	2003
Fast ForWord to Reading 4	2003
Fast ForWord to Reading 1	2004
Fast ForWord to Reading 2	2004
Fast ForWord Language Basics	2005
Fast ForWord to Reading Prep	2005
Fast ForWord to Reading 5	2005
Fast ForWord to Literacy	2006
Fast ForWord to Literacy Advanced	2006

Our products rely on market-tested technology and uniform platforms and are developed in a shared authoring environment, so that customers can easily broaden their Fast ForWord implementations, as well as move students easily among our products.

A critical component of our process for enhancing our products and developing new products is our analysis of the data uploaded to us through our Progress Tracker tool. This data is a unique and valuable resource. Analyzing the patterns among groups of participants allows us to understand, in detail, how students generally progress, where students have difficulty, where intervention might be appropriate, and how these patterns differ by demographic group. We can also identify trends in product use and efficacy that can help us develop product improvements for specific sub-groups of learners.

PRODUCT ENHANCEMENTS AND NEW PRODUCTS

Reading Progress Indicator

In 2007, we plan to introduce the Reading Progress Indicator assessment as a new component in our Progress Tracker data system offering.* Reading Progress Indicator is designed to provide customers with a rapid and convenient way to measure students’ reading skills before and after Fast ForWord product use. The Reading

Progress Indicator assessment is being developed with and licensed from an independent third party, Bookette Software Company.

Reading Progress Indicator is designed to be a reliable and validated assessment of a student’s reading skills that is correlated to nationally recognized normed assessments.* Reading Progress Indicator will show an overall reading score in the form of grade equivalents, normal curve equivalents (NCEs) and percentiles.* When a customer has licensed Progress Tracker with Reading Progress Indicator, the assessment will be launched for each student when the student begins and completes use of the Fast ForWord product.* The assessment will include two forms for each of four grade level tests.*

Product Enhancements

During 2007, much of our development resources will be devoted to three major product enhancement projects*:

•	30 Minute Protocols – The protocol for most of our products calls for students to use the products five days a week, between 50 and 100 minutes per day, for a period of generally between four and twelve weeks. Devoting that much time and that many computer resources to Fast ForWord use can be difficult for educators. To address this challenge, we are in the process of developing and researching 30-minute per day protocols for all of our major products. In developing these protocols, we are using actual student learner results from our database to improve the efficiency and productiveness of each minute of product use. We plan to complete the tests of these protocols in 2007 and, if the research demonstrates that 30-minute protocols are effective, to launch the new protocols late in 2007 *

•	Updated Technology – We are in the process of updating our products using a new development platform, which will allow us to make our user interfaces more appealing to students, permit better integration between our products and newer operating systems, and give us the capability of delivering our products over a web portal. Our two newest products, Fast ForWord to Literacy and Literacy Advanced were created using the Flash authoring environment for multi-media applications, and we have begun the process of converting all of our major products to Flash. Our plan is to complete the conversion for all our major products by the end of 2008.*

•	Major new editions of Fast ForWord Language and Language to Reading. We have also begun major new editions of our two oldest products, Fast ForWord Language and Language to Reading. In this process, we are mining our student results database to find adjustments that will increase the efficiency and effectiveness of the products, updating the graphical interface and converting the authoring environment to Flash. We expect to launch these new editions in 2008.*

New Products

We continue to evaluate potential new applications for our neuroscience-based technology, and have identified a number of potential development areas, including but not limited to the possibility of developing a neuroscience based product focused on building the additional cognitive skills crucial for success in mathematics. While studies have shown that the current Fast ForWord products improve the math performance of learners by developing the foundational skills of memory, attention processing and sequencing, there are other cognitive skills also critical to match proficiency. We are in the early stages of evaluating these potential product areas and have not reached any decision with respect to whether to proceed in a particular area.

Unexpected challenges could make these and other potential development projects longer or more expensive than planned. In addition, new technology products usually contain bugs that are not discovered in the testing process, and tend to be more challenging to implement when they are first introduced, especially in the diverse and challenging K-12 technology environment. We cannot guarantee that we will meet our intended introduction schedule for future products, or that future products will be free of technical issues or that they will be well received in the market.

INTELLECTUAL PROPERTY

Our intellectual property strategy addresses both product technology and product concepts. Our policy is to protect our proprietary rights in our products and technology through a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures, and contractual provisions.

At December 31, 2006, we held the rights to 79 issued patents and 31 pending applications. These include 55 issued U.S. patents and 20 pending U.S. applications that we own. We also held seven issued patents from other countries and had nine applications pending abroad. We were the exclusive licensee under 11 issued U.S. patents, six issued foreign patents, and two pending foreign patent applications. The U.S. patents expire between 2014 and 2019.

We also have thirteen U.S. trademark registrations, including registrations for marks including “Fast ForWord,” our most important trademark.

The 19 patents and applications that we license are owned by the Regents of the University of California and Rutgers, the State University of New Jersey, and relate to the basic speech and sound modification and adaptive technology developed at those institutions. In 2006, approximately 76% of our product booked sales was derived from selling products that use the licensed inventions. This license is exclusive and extends for the life of the University patents, which expire in 2014. If we were to lose our rights under this license, it would materially harm our business. This license requires payment of royalties based upon cumulative net booked sales of our products, subject to certain minimum royalty amounts. In 2006 and each year thereafter, the minimum royalty payment is $150,000. In 2006, 2005 and 2004, we had approximately $894,000, $1,082,000, and $746,000, respectively in royalty expense under the license.

POSIT SCIENCE CORPORATION

In September 2003, we transferred certain of our technology to Posit Science Corporation (“Posit Science”) (formerly named Neuroscience Solutions Corporation) for use in the healthcare field. The transaction included a license of the patents we own and certain software we developed, a sublicense of the patents we license from the universities, and the sale of some research-related assets. All of the rights licensed to Posit Science are limited to a specified healthcare field and most of the licenses are exclusive in that field. For these rights, Posit Science paid us a one-time initial fee, issued us shares in Posit Science and has an ongoing royalty obligation. Posit Science has also agreed to cross-license any patents issues to Posit Science. We retain all rights to our technology outside of the specified healthcare field.

The initial focus of Posit Science is enhancing cognitive abilities as people age and combating age-related cognitive decline. Posit Science distributes its programs through senior retirement communities, senior centers, libraries, authorized providers and its website. Humana®, the national health insurer, also provides the Posit Science Brain Fitness ProgramTM to its Medicare members.

Dr. Michael M. Merzenich, who is a founder, director, significant stockholder and former officer of the Company, is also a founder, director, significant shareholder and officer of Posit Science.

SEASONALITY

Our quarterly booked sales and revenue fluctuate seasonally, reflecting a number of factors including school purchasing practices, budget cycles and instructional periods. Historically, our booked sales have been lowest in the first quarter of the year and highest in the second quarter of the year.

BACKLOG

Our deferred revenue was approximately $19.2 million and $17 million at December 31, 2006 and 2005, respectively. These deferred revenues are primarily composed of the portion of multi-year sales, term-based sales, support and Progress Tracker sales not yet recognized as revenue, and professional development and technical services that have not yet been performed. Approximately $14.8 million of our deferred revenue as of December 31, 2006 is expected to be recognized prior to December 31, 2007.

ADDITIONAL INFORMATION

As of December 31, 2006, we had 195 full-time and three part-time employees. We believe our relations with employees are good. None of our employees is represented by a union or subject to collective bargaining agreements.

We maintain three websites:

•	Scientificlearning.com provides information about our company and our products and services, including reports detailing our products’ impact on student achievement.

•	Brainconnection.com provides practical, easily understandable information about how the brain works and how students learn, and links to information about Fast ForWord products that relate to the topics discussed on the site.

•	CustomerConnect, our customer support site, requires an active support contract to access, and contains extensive training and implementation resources and technical and instructional support information.

We are a Delaware corporation. We incorporated in 1995 in California under the name Scientific Learning Principles Corporation and reincorporated in 1997 in Delaware under our present name, Scientific Learning Corporation.

FORWARD-LOOKING STATEMENTS

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

We believe that to date most educators who have used Fast ForWord products are “early adopters.” Early adopters make up a relatively small proportion of our K-12 market, so in order to grow our revenue and profit, we need to increase our reach beyond early adopters to more conservative customers. We believe that our ability to grow acceptance of our products in the conservative K-12 education market will depend largely on the critical factors discussed below.

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

In order to obtain the best student results from using our product, schools must follow a recommended protocol for Fast ForWord use, which requires a substantial amount of time out of a limited and already crowded school day. Our recommendation that schools follow a prescribed protocol in using our products may limit the number of schools willing to purchase from us. In addition, if our products are not used in accordance with the protocol, they may not produce the expected student results, which may lead to customer dissatisfaction and decreased revenue.

Our products are generally implemented in a computer lab with a lab coach or teacher rather than in the classroom with the students’ regular classroom teachers. To reach a broader group of customers, encourage additional sales from existing customers and improve student achievement results, we need to better engage classroom teachers in the products’ implementation, in an effective and efficient manner.

We encourage our customers to purchase significant levels of field service because we believe that these services enable more effective product use and lead to stronger student achievement gains. If we are unable to continue to convince customers to purchase these levels of service, customers may experience more difficulty with their implementations.

If we are unable to convince our market of the value of our significantly different approach and otherwise overcome the challenges identified above, our revenue and growth prospects could be materially and adversely impacted and our profitability could decline.

Our sales cycle tends to be long and somewhat unpredictable, which may result in delayed or lost revenue, which could materially and adversely impact our revenue and net income.

Like other companies in the instructional market, our sales to K-12 schools are affected by school purchasing cycles and procedures, which can be quite bureaucratic. The cost of some of our K-12 license packages requires multiple levels of approval in a political environment, which results in a time-consuming sales cycle that can be difficult to predict. When a district decides to finance its license purchase, the time required to obtain necessary approvals can be extended even further. In addition, sales to schools are subject to budgeting constraints, which may require schools to find available discretionary funds, obtain grants or wait until subsequent budget cycles. As a result, our sales cycle generally takes months, and in some cases, can take a year or longer. Therefore, we may devote significant time and energy to a particular customer sale over the course of many months, and then not make the sale when expected or at all. This can result in lost opportunities that can materially and adversely impact our revenue and net income.

It is difficult to accurately forecast our future financial results. This may cause us to fail to achieve the financial performance anticipated by investors and financial analysts, which could cause the price of our stock to decline.

Our revenue and net income or loss are difficult to predict and may fluctuate substantially from quarter to quarter as a result of many factors, including those discussed below.

A significant proportion of our customers’ purchases are made within the last two weeks of each quarter. We therefore have limited visibility on revenue for the quarter until the end of the quarter. If a customer unexpectedly postpones or cancels an expected purchase due to changes in the customer’s objectives, priorities, budget or personnel, we may experience an unexpected shortfall that cannot be made up in the quarter. The effect of the concentration of sales at the end of the quarter is compounded by the fact that our various license and service packages have substantially differing revenue recognition periods. Even when the amount and timing of a transaction can be accurately projected, it may be difficult to predict which license package a customer will purchase.

Our quarterly revenue from perpetual licenses became more unpredictable in 2006 than in prior years. Since our December 2004 pricing change, we recognize revenue from most of our perpetual license sales at the time of sale. Before that change, perpetual license revenue was recognized over the related service period. Because of this transition, in 2005 we recognized substantial revenue from perpetual licenses booked in 2003 and 2004, as well as perpetual license sales in 2005. In 2006 a greater proportion of our perpetual license revenue was derived from sales in the current quarter, and we expect that this will persist in 2007.*

In addition, our sales strategy emphasizes district-level, multi-site transactions. The receipt or implementation of a single large order, or conversely its loss or delay, can significantly impact the level of sales booked and revenue recognized in a given quarter.

Our expense levels are based on our expectations of future revenue and are primarily fixed in the short term. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, which could cause our net income to fluctuate unexpectedly.

Failure to achieve the financial results expected by investors and financial analysts in a given quarter could cause an immediate and significant decline in the trading price of our common stock.

Our historical profitability has been inconsistent, and our profitability levels continue to be uncertain.

We started operations in February 1996 and through 2002 incurred significant operating losses. We first became profitable in 2003, incurred a net loss in 2004, were again profitable in 2005 and had a modest operating loss and modest net income in 2006. At December 31, 2006, we had an accumulated deficit of approximately $77.8 million from inception.

Our strategic and operating goals include increasing our booked sales, revenue and profits. In 2006, our booked sales increased 37% over 2005 levels, when booked sales had fallen approximately 15% from 2004. Our ability to achieve increased booked sales, revenue and profit depends on many factors, including but not limited to market acceptance of our products, availability of funding, customers’ prior experience with our products, and general economic conditions, some of which are outside of our control. To meet our targets, we will need to make substantial expenditures. We cannot assure you that we will meet our targets with respect to revenue or operating results.

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

We may experience difficulties in launching new products efficiently, without significant technical issues, and on schedule. This could materially slow revenue or decrease profitability.

We launched two new products in 2006 and we expect to launch additional products in 2007 and future years.* Unexpected challenges could make these development projects longer or more expensive than planned. In addition, new technology products usually contain bugs that are not discovered in the testing process, and tend to be more challenging to implement when they are first introduced, especially in the diverse and challenging K-12 technology environment. Any significant defect or deficiency in our products could cause customers to cancel or delay orders, cause us to incur significant expenses remedying the problem, and harm our reputation.

We are not yet required to comply with Sarbanes-Oxley Section 404. We are presently engaged in a process of evaluating and documenting our internal control over financial reporting with the goal of achieving compliance with the management report requirements at the end of 2007 and the auditor attestation requirements at the end of 2008. The process is very costly and requires significant internal resources. If we are unable to comply with Section 404 when we are required to do so or are unable to conclude that our internal control over financial reporting is effective, such non compliance or ineffective controls could have a materially adverse effect on us.

Under Sarbanes-Oxley Section 404, as implemented by the SEC and PCAOB, we will be required to provide a management report and auditors’ attestation and report on our internal control over financial reporting. We have not previously been subject to this requirement. Under current rules and with our current stockholder base and stock price, our deadline for compliance will be December 31, 2007 for the management report requirements and December 31, 2008 for the auditor attestation requirements. The date for compliance with the auditor attestation requirements could be accelerated to December 31, 2007 if we become an “accelerated filer” under the US securities laws as of December 31, 2007. We will not know whether we will become an “accelerated filer” as of December 31, 2007 until June 30, 2007.

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

We believe that the funding for a substantial portion of our K-12 sales comes from federal funding, in particular special education and Title 1 funding. The current federal budget deficit and competing federal priorities may impact the availability of federal education funding. A cutback in federal education funding could have a materially adverse impact on our revenue.

State and local school funding can be significantly impacted by fluctuations in tax revenues due to changing economic conditions. We expect that future levels of state and local school spending will continue to be significantly affected by the general economic conditions and outlook. A downturn in the economy that results in a significant reduction in state tax revenues could have a materially adverse impact on our revenue.

The availability of funding for instructional products like ours can also be affected by unpredictable events, such as increases in energy costs or damage due to severe weather. We believe that severe storms and spiking energy costs adversely impacted our sales in 2005. Unpredictable events of similar magnitude could adversely impact our revenue in the future.

We compete for sales with companies that have longer histories and greater resources than we do. We may not be able to compete effectively in the education market.

The market in which we operate is very competitive. While our products are highly differentiated by their neuroscience basis and their focus on building learning capacity and developing cognitive skills, we nevertheless compete vigorously for the funding available to schools. We compete not only against other software-based reading intervention products but also against print and service-based offerings from other companies and against traditional methods of teaching language and reading. Many of the companies providing these competitive offerings are much larger than we are, are more established in the school market than we are, offer a broader range of products to schools, and have greater financial, technical, marketing and distribution resources than we do. Encouraged by the No Child Left Behind Act, new competitors may enter our market segment and offer actual or claimed results similar to those achieved by our products. In addition, although traditional approaches to language and reading are fundamentally different from our approach, the traditional methods are more widely known and accepted and, therefore, represent significant competition for available funds.

If we lose key personnel or are unable to hire additional qualified personnel as necessary, we may not be able to achieve our business goals, which could materially and adversely affect our financial results and share price.

We depend on the performance of Robert Bowen, our Chairman and Chief Executive Officer, and on other senior management, sales, marketing, development, research, educational, finance and other administrative personnel with extensive experience in our industry and with our Company. Mr. Bowen’s current employment agreement with the Company expires in June 2008. The loss of key personnel could harm our ability to execute our business strategy, which could adversely affect our financial results and share price. In addition, we believe that our future success will depend in large part on our continued ability to identify, hire, retain and motivate highly skilled employees who are in great demand. We cannot assure you that we will be able to do so.

Our current liquidity resources may not be sufficient to meet our needs.

We believe that cash flow from operations will be our primary source of funding for our operations during 2007 and the next several years.* In 2006, we generated $4.3 million in cash from operating activities, and we ended the year with $16.4 million in cash and equivalents. In 2005, we used $2.1 million in cash in our operating activities, reflecting the decline in our booked sales from 2004 and higher expenses to support our growth goals.*

In addition, we have a line of credit with Comerica Bank totaling $5.0 million, which expires June 2, 2007. At December 31, 2006 no borrowings were outstanding and we were in compliance with the covenants of that line.

Funding our liquidity needs out of cash flow from operations will require us to achieve certain levels of booked sales and expenses. If we are unable to achieve sufficient levels of cash flow from operations, or are unable to obtain waivers or amendments from Comerica in the event we do not comply with our covenants, we would be required either to obtain debt or equity financing from other sources, or to reduce expenses. Reducing our expenses could adversely affect our operations by reducing the resources available for sales, marketing, research or development efforts. We cannot assure you that we will be able to secure additional debt or equity financing on acceptable terms, if at all.

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

We generally require the execution of a written licensing agreement, which restricts the use and copying of our software products. However, if unauthorized copying or misuse were to occur to a substantial degree, our sales could be adversely affected.

Our directors and executive officers and their affiliates effectively control the voting power of our company.

At December 31, 2006, Warburg, Pincus Ventures, our largest shareholder, owned approximately 45% of our outstanding stock, Trigran Investments owned approximately 11% of our outstanding stock, and our officers and directors held approximately 16% of the outstanding stock (excluding the Warburg Pincus shares). As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may have interests that diverge from those of other stockholders. This concentration of ownership may also delay, prevent or deter a change in control of our company.

Our common stock is thinly traded and its price is volatile.

Our common stock presently trades on the Nasdaq Global Market, and our trading volume is low. For example, during 2006, our average daily trading volume was approximately 6,000 shares. The market price of our common stock has been highly volatile since our July 1999 initial public offering and could continue to be subject to wide fluctuations.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.          PROPERTIES

We lease approximately 30,500 square feet of office space in Oakland, California for our headquarters under a lease that expires in December 2013. The lease includes two five-year options to extend the term of the lease. We also lease approximately 2,500 square feet of office space in Tucson, Arizona for our support center under a lease that expires in 2009. We believe our facilities are sufficient for our operations currently and should be adequate to meet our needs for at least the next two years.*

ITEM 3.          LEGAL PROCEEDINGS

On July 15, 2005, SkyTech, Inc. (“SkyTech”) filed a complaint against us in the District Court for the State of Minnesota, Fourth Judicial District, alleging claims of fraud, breach of contract, breach of duty of good faith and fair dealing, tortious interference, and indemnity. SkyTech alleged that it entered into an independent sales representative agreement (the “Agreement”) with us in October 2002 pursuant to which it has an exclusive right to market our products to the “After School” market. SkyTech further alleged that we prevented SkyTech’s performance of the Agreement and that we wrongly terminated the Agreement. SkyTech asserted that it was entitled to an unspecified amount of damages comprised of lost commissions and other damages, attorney’s fees, costs and punitive damages. In addition to the SkyTech claims, SkyLearn, L.L.C and HEK, Inc., both of which claimed to be subcontractors of SkyTech, claimed that they suffered damages from our alleged actions with respect to SkyTech. In December 2005, the court granted our motion to dismiss the case and to compel arbitration. The Plaintiffs appealed the ruling. In December 2006, the Minnesota state court of appeals affirmed the trial court’s ruling and in February 2007 the Minnesota Supreme Court denied plaintiff’s request for review.

In October 2005, we initiated an arbitration proceeding before the American Arbitration Association in San Francisco, California. Our arbitration complaint alleges that SkyTech owes us for training charges that remain unpaid under the Agreement and seeks declaratory relief regarding SkyTech’s claims against us. SkyTech has asserted counterclaims against us in the arbitration, repeating the claims made in the Minnesota case and asserting damages of $10 million. This arbitration is presently on hold.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS The following table sets forth various information concerning our executive officers, as of March 10, 2007:

NAME	AGE	POSITION

Robert C. Bowen	65	Chairman and Chief Executive Officer

Linda L. Carloni	53	Vice President, General Counsel and Secretary

Glenn G. Chapin	51	Vice President, Sales

Jane A. Freeman	53	Sr. Vice President, Chief Financial Officer, and Treasurer

Dr. William M. Jenkins	56	Sr. Vice President, Product Development

Gillian A. McCormack	51	Vice President, Operations

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

Linda L. Carloni  joined the Company as General Counsel in October 1999, became our Secretary in March 2000 and was elected Vice President in June 2000. Before joining us, Ms. Carloni was a founder and Vice President of Alere Medical Incorporated, a healthcare services start-up. Earlier in her career, Ms. Carloni worked in technology transfer for the University of California, was the general counsel of Nellcor Incorporated, a medical device company, and was an associate and a partner at the Cooley Godward law firm. She received her bachelor’s degree in political science from Case Western Reserve University and her law degree from Boalt Hall School of Law at the University of California, Berkeley.

Glenn G. Chapin  joined the Company as Vice President, Sales in April 2001. Prior to joining the Company, Mr. Chapin served as a Regional Vice President at CompassLearning, an educational technology company starting in 1995. Prior to CompassLearning, Mr. Chapin was a sales executive for NCS where he held positions of increasing responsibility over a 15-year period from serving as the Midwest territory sales representative to Southern Region Sales VP. Mr. Chapin is a graduate of St. John Fischer College in Rochester, New York where he received his Bachelor of Science degree in Business Administration.

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

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

(a) Market Information. Our common stock currently is, and during all of 2005 and 2006 was, traded on the NASDAQ Global Market under the symbol “SCIL (In 2006, the name of the market was changed from the NASDAQ National Market to the NASDAQ Global Market.)

The following table sets forth, for the periods indicated, the closing high and low sales prices per share of our common stock as reported on the NASDAQ Global Market.

2005	High	Low
First Quarter	$6.11	$5.25
Second Quarter	$6.58	$5.80
Third Quarter	$6.58	$4.97
Fourth Quarter	$5.65	$4.45

2006	High	Low
First Quarter	$5.96	$4.28
Second Quarter	$5.20	$3.91
Third Quarter	$5.25	$3.82
Fourth Quarter	$6.09	$4.44

Holders. As of January 31, 2007, the approximate number of stockholders of record of our common stock was 113.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. Not applicable

(b) Not applicable

(c) Not applicable

ITEM 6. SELECTED FINANCIAL DATA In thousands, except per share amounts

Selected Financial Data

	Year Ended December 31,
	2006	2005	2004	2003	2002

Statement of Operations Data:
Revenues:
Products	$29,966	$30,263	$22,802	$24,491	$17,879
Service and support	11,032	10,056	8,174	5,425	3,958

Total revenues	40,998	40,319	30,976	29,916	21,837
Cost of revenues:
Products	1,638	2,018	1,775	2,127	2,109
Service and support	7,897	5,637	4,981	3,872	1,502

Total cost of revenues	9,535	7,655	6,756	5,999	3,611

Gross profit	31,463	32,664	24,220	23,917	18,226
Operating expenses:
Sales and marketing	21,073	17,619	16,087	12,961	14,554
Research and development	4,129	3,896	3,555	3,500	2,985
General and administrative	6,643	5,841	5,313	4,529	4,776
Restructuring	—	—	—	(7)	3,365

Total operating expenses	31,845	27,356	24,955	20,983	25,680

Operating income (loss)	(382)	5,308	(735)	2,934	(7,454)

Other income from related party	150	50	99	448	—
Interest income (expense), net	643	421	(100)	(1,209)	(1,241)

Net income (loss) before income tax	411	5,779	(736)	2,173	(8,695)
Income tax provision (benefit)	203	182	(43)	43	—

Net income (loss)	$208	$5,597	$(693)	$2,130	$(8,695)

Basic net income (loss) per share	$0.01	$0.33	$(0.04)	$0.13	$(0.56)

Shares used in computing basic net income (loss) per share	16,846	16,715	16,408	16,007	15,642

Diluted net income (loss) per share	$0.01	$0.31	$(0.04)	$0.13	$(0.56)

Shares used in computing diluted net income (loss) per share	17,740	18,203	16,408	16,908	15,642

Balance Sheet Data:

Cash and cash equivalents	$16,364	$9,022	$10,281	$3,648	$4,610
Short-term investments	—	3,043	—	—	—
Working capital	3,951	2,842	(3,986)	(11,331)	(10,879)
Total assets	26,283	18,734	22,958	15,597	18,531
Long-term debt, including current portion	—	—	—	—	5,000
Stockholders’ equity (deficit) (1)	1,017	(1,835)	(8,111)	(8,544)	(11,363)

(1)	We have paid no cash dividends since our inception.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview

We develop and distribute the Fast ForWord family of software. Our patented products build learning capacity by rigorously and systematically applying neuroscience-based learning principles to improve the fundamental cognitive skills required to read and learn. Extensive outcomes research by independent researchers, our founding scientists, school districts and our company demonstrates the rapid and lasting gains achieved through Fast ForWord participation. Our products are marketed primarily to K-12 schools in the US, to whom we sell through a direct sales force. To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support. Since our inception, learners have used almost 840,000 of our products and approximately 4,500 schools have purchased at least $10,000 of our Fast ForWord product licenses and services. As of December 31, 2006 we had 195 full-time employees, compared to 173 at December 31, 2005.

Business Highlights

We market our Fast ForWord products primarily as a reading intervention solution for struggling, at-risk, English Language Learners, and special education students. Students who test as “below basic” in reading make up approximately 40% of the 55 million student population in the US. While our installed base is growing, the 4,500 schools that have purchased at least $10,000 of our product licenses and services represent a small fraction of the nearly 96,000 public K-12 schools in the US.

Sales of our products are included in the growing supplemental education materials segment of the overall education materials market.* The supplemental materials segment of that market is estimated at $2.2 billion, with average annual growth rate of 6.8% since 1998/99. The education materials market is expected to continue to grow, driven by a continuing slow increase in the number of pre-K-12 students, growing federal accountability requirements and a continuing increase in current expenditures per student.*

Federal education funds are a critical resource in helping school districts address the needs of the most challenged learners. We believe that a significant proportion of our sales are funded by federal sources, particularly Title One and IDEA (special education). In fiscal 2006, the federal government appropriated $10.6 billion to state grants for special education and $12.7 million to Title One grants to local education agencies.

Company Highlights

In 2006 total booked sales increased by 37% compared to 2005 as K-12 booked sales were up 41% (see “Booked sales and selling activity” below). This compares to a decrease of 15% in 2005 compared to 2004. We attribute our K-12 booked sales increase primarily to:

•	Our improved sales capacity resulting from additional sales representatives hired in 2005 who became productive in 2006.

•	An increased focus within our sales organization on quickly closing transactions over $100,000.

•	An improved purchasing environment in key states, especially Texas, Florida, Louisiana and Mississippi. In 2005, the Gulf Coast regions of these states were impacted by severe weather that disrupted school operations. In addition, Texas in particular experienced serious state funding uncertainty. These factors, together with instability in energy prices generally, were diminished in 2006.

•	The contribution from new products released in late 2005 and 2006.

We also saw growth in our international sales, which increased over 100% in 2006 compared to 2005. In 2006, international sales comprised approximately 1.5% of total sales. We conduct our international business through value-added resellers (“VARs”). At December 31, 2006, we had 21 VARs selling in 29 countries.

One of our major goals continues to be increasing the number of large booked sales, typically expansions of existing implementations, which we believe to be an important indicator of mainstream education industry acceptance and an important factor in the productivity of our sales force.* In 2006, we closed 102 transactions in excess of $100,000 compared to 59 in 2005 and 66 in 2004. Larger booked sales tend to have a longer sales cycle and involve a more complex decision process. Increases in the proportion of our business from these large booked sales may cause increased fluctuations and unpredictability in the timing of our booked sales and revenue.* As previously discussed, the characteristics of our public school market cause us to have a somewhat long and unpredictable sales cycle.

In 2006 our booked sales were $43.1 million and our revenue was $41.0 million. Revenue in 2006 grew 2% compared to 2005 in contrast to our 37% increase in total booked sales. Our 2005 revenue of $40.3 million was substantially higher than booked sales of $31.5 million. Historically, booked sales have been greater than revenue. The divergence of booked sales and revenue in fiscal 2005 was primarily attributable to our December 2004 strategic pricing change. As a result of this strategic pricing change, we began to recognize revenue for most sales of perpetual licenses up front, rather than ratably over the related support period. Therefore, in 2005, , we recognized substantial revenue both from sales booked in 2004 and 2003 and from sales booked in 2005. In 2004 booked sales were $37.3 million and revenue was $31.0 million.

In 2007 we expect revenue to increase in the range of 20% to 25%. Our long-term growth target is in the range of 20% to 30%.

We reported net income of $0.2 million in 2006, compared to net income of $5.6 million in 2005. This decrease in net income results from higher costs, primarily due to the implementation of FAS 123(R) and increases in incentive compensation and commissions due to the higher booked sales. We expect to report net income in 2007*.

We ended 2006 with $16.4 million in cash and cash equivalents, and had no outstanding debt. We did not make use of our credit line during 2006. Net cash generated from operating activities was $4.3 million.

Results of Operations

Revenues

	Year Ended December 31,

(dollars in thousands)	2006	Change	2005	Change	2004

Products	$29,966	-1%	$30,263	33%	$22,802
Service and support	11,032	10%	10,056	23%	8,174

Total revenues	$40,998	2%	$40,319	30%	$30,976

2006 revenue compared to 2005: Product revenue declined in 2006 compared to 2005 because we recognized approximately $6.5 million less revenue from sales made in prior periods. This decrease was almost offset by increased revenue recognized on sales booked in 2006. On average 52% of booked sales in 2006 were recognized into revenue in the quarter in which the sale occurred.

Service and support revenue increased in 2006 by 10%, primarily due to stronger sales of on-site services, partially offset by a lower level of revenue recognized from sales made in prior years. Service and support revenue also reflected the increase in the number of schools purchasing ongoing Progress Tracker access and support contracts. We had 26% more customers on support at December 31, 2006 than at December 31, 2005.

2005 revenue compared to 2004:  The increase in product revenue primarily reflected our December 2004 pricing change that eliminated the initial license fee for our Progress Tracker online product. This change in our pricing structure resulted in a far higher proportion of booked sales from a given period in 2005 being recognized into revenue in the period in which the sale was booked than in 2004. For the year ended December 31, 2005, approximately $15.2 million, or 48%, of total booked sales were recognized as revenue in the quarter in which the sale occurred. For the comparable periods in 2004, a negligible amount of booked sales was recognized into revenue in the quarter of sale. Our December 2004 strategic pricing change had little impact in 2004, because the software for many December perpetual licenses was not delivered until January 2005. The impact on January 2005 revenue from products shipped in December 2004 was approximately $2.0 million.

Service and support revenues increased, primarily due to increased sales of on-site services. Service and support revenue also increased as a result of the increase in the number of schools purchasing ongoing Progress Tracker access and support

Booked sales and selling activity: Booked sales is a non-GAAP financial measure that management uses to evaluate current selling activity. We believe that booked sales is a useful metric for investors as well as management because it is the most direct measure of current demand for our products and services. Booked sales equals the total value (net of allowances) of software, services and support invoiced in the period. Revenue on a GAAP basis is recorded for booked sales when all four of the requirements for revenue recognition have been met; if any of the requirements to recognize revenue are not met, the sale is booked to deferred revenue. We use booked sales information for resource allocation, planning, compensation and other management purposes. We believe that revenue is the most comparable GAAP measure to booked sales. However, booked sales should not be considered in isolation from revenue, and is not intended to represent a substitute measure of revenue or any other performance measure calculated under GAAP.

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the twelve months ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,

(dollars in thousands)	2006	Change	2005	Change	2004

Booked sales	$43,154	37%	$31,538	(15%)	$37,260
Less revenue	40,998	2%	40,319	30%	30,976

Net increase/(decrease) in deferred revenue	2,156		(8,781)		6,284

Total deferred revenue end of period	$19,159	13%	$17,003	(34%)	$25,784

Booked sales in the K-12 sector, which accounted for 93% of booked sales in 2006, increased 41% to $40.2 million compared to $28.4 million in 2005. Booked sales in the K-12 sector were $34.3 million in 2004.

We believe that the principal reasons for our increase in 2006 booked sales are:

•	Our improved sales capacity resulting from additional sales representatives hired in 2005 who became productive in 2006.

•	An increased focus within our sales organization on quickly closing transactions over $100,000.

•	An improved purchasing environment in key states, especially Texas, Florida, Louisiana and Mississippi. In 2005, the Gulf Coast regions of these states were impacted by severe weather that disrupted school operations. In addition, Texas in particular experienced serious state funding uncertainty. These factors, together with instability in energy prices generally, were diminished in 2006.

•	The contribution from new products released in late 2005 and 2006.

We believe large booked sales are an important indicator of mainstream education industry acceptance and an important factor in reaching our goal of increasing sales force productivity.* In 2006 we continued to focus our sales force on multi-site sales. The number of booked sales over $100,000 increased to 102 in 2006 from 59 in 2005 and 66 in 2004. For the year ended December 31, 2006, 67% of our K-12 booked sales were realized from sales over $100,000. For the comparable periods ending December 31, 2005 and 2004, large booked sales accounted for 59% and 67% of booked sales respectively.

Fiscal 2006, 2005 and 2004 included booked sales from a single large contract with the School District of Philadelphia. The total contract value was $10.4 million, with $6.0 million booked in 2004 and an additional $1.4 million booked in each of fiscal 2005 and 2006. The remaining $1.6 million is scheduled to be recorded as booked sales in the coming two years.*

Large booked sales include volume discounts but the percentage discount applicable to any given transaction will vary and the relative percentage of large sales and smaller sales in a given quarter may fluctuate. Because we discount product license fees but do not discount service and support fees, product booked sales and revenue are disproportionately affected by discounting. We cannot predict the size, number and timing of large transactions in the future.*

Booked sales outside the K-12 market (primarily private practice clinicians and international customers) were flat in 2006 relative to 2005, compared to a 2% increase in 2005 over 2004. We expect booked sales in this market to be near the current level in 2007 and may even experience modest growth due to increased booked sales to international customers.* Our primary focus remains the U.S. K-12 market.

Although federal, state and local budget pressures make for an uncertain funding environment for our customers, we are optimistic about our growth prospects in the K-12 market.* However, achieving our booked sales growth objectives will depend on increasing customer acceptance of our products, which requires us to continue to focus on improving our products’ ease of use, their fit with school requirements, and our connection with classroom teachers and administrators.* Our K-12 growth prospects are also influenced by factors outside our control including the overall level, certainty and allocation of state, local and federal funding. For a discussion of some of the other important factors that affect our results, see Risk Factors. In addition, the revenue recognized from our booked sales can be unpredictable. Our various license and service packages have substantially differing revenue recognition periods, and it is often difficult to predict which license package a customer will purchase, even when the amount and timing of a sale can be reasonably projected. See Management’s Discussion and Analysis – Application of Critical Accounting Policies for a discussion of our revenue recognition policy. In addition, the timing of a single large order or its implementation can significantly impact the level of booked sales and revenue at any given time.

Gross Profit and Cost of Revenues

	Year Ended December 31,
(dollars in thousands)	2006	2005	2004

Gross profit on products	$28,328	$28,245	$21,027
Gross profit margin on products	95%	93%	92%
Gross profit on service and support	3,135	4,419	3,193
Gross profit margin on services and support	28%	44%	39%

Total gross profit	$31,463	$32,664	$24,220
Total gross profit margin	77%	81%	78%

The overall gross profit margin declined in 2006 compared to 2005, as a small improvement in product margin was more than offset by a substantial decrease in services and support margin. Product margins improved primarily because capitalized software amortization, which was charged to product cost of revenue, ceased in June 2006. We also reduced costs by limiting the quantity of electronic media that we send to customers. Service and support margins have declined primarily due to our investment in a new support center in Tucson, Arizona, which replaced an outside vendor. We also hired additional service staff in anticipation of increased service sales.*

The overall gross profit margin improved in 2005 compared to 2004, primarily because of a 5% increase in services and support margin. Service and support margins improved from 2004 to 2005 as we increased the sales of services to our customers, significantly increased Progress Tracker revenues and maintained our support base. Due to the semi fixed cost nature of services and support, revenue growth resulted in margin improvement.

Revenue mix in all recent years was similar, as we had 73% of revenues from products in 2006, versus 75% in 2005 and 74% in 2004. The remainder of revenues in each year was from services and support. In 2007, we expect that product revenues will comprise a similar percentage of revenues and that product margins will be comparable to 2006.* However, because we are anticipating higher service and support revenues and we expect to see the benefits of our new support center, in 2007 we expect higher service and support margins and consequently higher overall gross profit margins than in 2006.*

Operating Expenses

	Year Ended December 31,
(dollars in thousands)	2006	Change	2005	Change	2004

Sales and marketing	$21,073	20%	$17,619	10%	$16,087
Research and development	4,129	6%	3,896	10%	3,555
General and administrative	6,643	14%	5,841	10%	5,313

Total operating expenses	$31,845	16%	$27,356	10%	$24,955

Operating Expenses: Operating expenses increased $4.5 million in 2006 compared to 2005. Of this increase:

•	$1.7 million relates to the net increase in stock-based compensation expenses resulting from the adoption of FAS 123R in 2006. $1.9 million of stock-based compensation expenses are included within operating expenses, whereas in 2005 we expensed $207,000 in stock-based compensation.

•	$1.3 million relates to increased commission expense due to higher sales activity.

•	$1.4 million relates to increases in incentive compensation resulting from improved sales and cash flow performance in 2006 compared to 2005.

•	Approximately $1.0 million relates to higher salaries and benefits charged to operating expenses due to increased headcount in the relevant departments,

•	The above increases were partially offset by some cost reductions, primarily in accounting and audit costs.

Sales and Marketing: In 2006, our sales and marketing expenses increased over 2005, primarily due to increased sales and marketing staff, more marketing activities and higher commissions reflecting higher booked sales. Commissions in 2006 were $1.3 million higher than in 2005. In 2005, our sales and marketing expenses grew less rapidly, because increases in sales and marketing staff and marketing activities were partially offset by lower commissions and incentive compensation which were 49%, or $2.1 million, lower than in 2004 as a result of lower booked sales. Sales and marketing expenses consist principally of salaries and incentive compensation paid to employees engaged in sales and marketing activities, travel costs, tradeshows, conferences, and marketing and promotional materials. At December 31, 2006, we had 44 field-based quota-bearing sales personnel selling to public schools, compared to 36 and 32 at December 31, 2005 and 2004 respectively. We expect to continue to add sales people during 2007 and to continue to invest in marketing activities.*

Research and Development: Research and development expenses increased by 6% in 2006 due primarily to stock compensation expenses and patent acquisition legal fees, following a 10% increase in 2005 which was mainly due to additional staff compensation expenses. Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs. We expect research and development expenses to increase modestly in 2007 as we continue to invest in improving our current product suite, demonstrating product efficacy and introducing new products.*

General and Administrative: General and administrative expenses increased by 14% in 2006 due primarily to stock compensation expenses and incentive compensation expenses, partially offset by a reduction in accounting and legal fees relating to the restatement of financial results that were expensed in 2005. Accounting and legal fees associated with the restatement that were expensed in 2005 totaled approximately $380,000. General and administrative expenses increased in 2005 over 2004 primarily due to additional accounting staff and audit and tax fees, partially offset by a decline in incentive compensation. General and administrative expenses principally consist of salaries and compensation paid to our executives, accounting staff and other support personnel, as well as travel expenses for these employees, and outside legal and accounting fees.

Other Income from Related Party

In September 2003, we signed an agreement with Posit Science Corporation (“PSC”), transferring our patented technology to PSC for use in the health field. During the twelve months ended December 31, 2006, 2005 and 2004 we recorded $150,000, $50,000 and $99,000 respectively, for royalties received and services provided to PSC.

Amounts received to date and any future receipts are being reported as other income as we do not consider these royalties to be part of our recurring operations.

Interest and Other Income (Expense), net

	Year Ended December 31,

(dollars in thousands)	2006	Change	2005	Change	2004

Interest and other income (expense), net	$643	53%	$421	-521%	$(100)

For 2006, interest and other income (expense), net, consisted primarily of interest earned on our invested cash of $494,000 and a reclassification of $143,000 of service and support revenue relating to two customers for whom we are no longer performing services. In 2005, interest and other income (expense), net, comprised mainly interest earned on our invested cash of $242,000 and interest on officer loans of $170,000. All officer loans were repaid in full by March 31, 2006. For 2004, interest and other income (expense), net, consisted primarily of the amortization of deferred financing expenses of $232,000, partially offset by officer loan interest. The amortization of deferred financing was completed in the third quarter of 2004.

Income Tax Provision (Benefit)

We have recorded tax provisions of $203,000 and $182,000 for the years ended December 31, 2006 and 2005, respectively. Income tax provisions principally consist of federal and state taxes currently payable offset by the utilization of net operating losses resulting in an effective tax rate of 49.3% and 3.1%, respectively. The effective rate increased in the year ended December 31, 2006 primarily due to the non-deductibility of share based compensation expense for tax purposes and state income taxes resulting from additional state nexus. We recorded a tax benefit of $43,000 for the year ended December 31, 2004 relating to the reversal of a provision for U.S. federal alternative minimum tax for the year ended December 31, 2003. At December 31, 2006, we had net operating loss carryforwards for federal income tax purposes of approximately $65 million. Unutilized net operating loss carryforwards will expire in the years 2018 through 2024. Utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations.* Previous or future equity transactions may result in such an ownership change.* The annual limitation may result in the expiration of net operating losses before they become available to reduce future tax liabilities.* At December 31, 2006, we had approximately $28.8 million of deferred tax assets, comprised primarily of net operating loss carryforwards. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.* Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and previously reported net losses, at December 31, 2006 we continue to maintain a full valuation allowance against our remaining net deferred tax assets as they are not yet realizable.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments were $16.4 million at December 31, 2006 compared to $12.1 million at December 31, 2005 and $10.3 million at December 31, 2004. At December 31, 2006 there were no borrowings outstanding under our credit line.

Net cash generated by operations in 2006 was $4.3 million, compared to cash used by operations of $2.1 million in 2005 and $6.3 million generated by operations in 2004. Overall, our receivable collection experience has remained strong throughout 2006. We collected $40.3 million of receivables in 2006, compared with $34.1 million in 2005 and $37.4 million in 2004. There were no payments for previously expensed restructuring charges for the twelve months ended December 31, 2006 or 2005. For the comparable period in 2004 the payments for previously expensed restructuring charges were $1.8 million.

Net cash generated by investing activities in 2006 was $2.4 million, consisting of the maturity of short-term investments of $3.0 million and officer loan repayments of $0.2 million, partially offset by property and equipment purchases of $0.8 million. During the year ended December 31, 2006, we purchased an enterprise-wide customer relationship management system. As of December 31, 2006, a net book value of $463,000 related to the purchase and subsequent implementation of this system was included in property and equipment. These costs will be depreciated over the initial estimated useful life of five years.

Net cash generated by investing activities in 2005 was $0.4 million, consisting of the purchase of $3.0 million of short-term investments and the purchase of hardware and software for $0.2 million, which were more than offset by the repayment of $3.6 million of officer loans. Net cash used in investing activities in 2004 was $0.6 million consisting of the purchase of computer hardware and software.

Financing activities generated $0.6 million in 2006, $0.5 million in 2005, and $0.9 million in 2004, each from the sale of stock upon option exercises and through purchases of stock through the employee stock purchase plan. In 2004, we borrowed and repaid $3.0 million, resulting in no net activity. There was no borrowing on our credit line in 2006 or 2005.

Because our booked sales tend to be seasonal, we may have negative cash flows in particular quarters, particularly the first quarter, when booked sales tend to be substantially lower than in other quarters. We borrowed money for working capital purposes in the first quarter of 2004 and may borrow again from time to time.* No funds were borrowed in 2005 or 2006.

We have a line of credit with Comerica Bank totaling $5.0 million which expires June 2, 2007. The line is subject to limitations based on our quick ratio and tangible net worth. Borrowings under the line are subject to various covenants, which may limit our financial and operating flexibility. In September 2006 we further amended the agreement to include a letter of credit sub-limit not to exceed $1.0 million. At December 31, 2006, we have an outstanding letter of credit for $600,000. There were no other borrowings outstanding under the line at December 31, 2006 and we have no current intentions of borrowing any funds.* At December 31, 2006 we were in compliance with all our covenants.

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

Contractual Obligations and Commitments

We have a non-cancelable lease agreement for our corporate office facilities. The minimum lease payment is approximately $78,000 per month through 2008. After 2008 the base lease payment increases at a compound annual rate of approximately 5%. The lease expires in December 2013. We also have a lease agreement for our Tucson, Arizona office through April 2009 at an average rent of approximately $4,500 per month for the period subsequent to January 1, 2007.

We also make royalty payments to the institutions who participated in the original research that produced our initial products. Our minimum royalty payments are $150,000 per year.

The following table summarizes our obligations at December 31, 2006 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

2007	$993
2008	995
2009	1,003
2010	1,032
2011	1,079
2012 and thereafter	2,312

$7,414

Our purchase order commitments at December 31, 2006 are not material.

Loans to Current and Former Officers

In March 2001 we made full recourse loans to certain of our officers, in amounts totaling $3.1 million. In 2002 some of these officers left our Company. The notes were secured by shares of our Common Stock owned by the current and former officers. The loans bore interest at 4.94%. Principal and interest were due December 31, 2005. During the twelve months ended December 31, 2005 we received $3.6 million in loan repayments, including interest. At December 31, 2005 there was a remaining balance due of $297,000. This represented principal and interest from one of the former officers. During the first quarter of 2006 we received the balance due in the form of cash and stock.

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

Income Taxes

We account for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities and for net operating loss and tax credit carryforwards. We have recorded a full valuation allowance to reserve for the benefit of our deferred tax assets due to the uncertainty surrounding our ability to realize these assets.

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the rate of interest that we earn on our cash and cash equivalents. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at December 31, 2006 would not have a material affect on our results of operations.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Scientific Learning Corporation

           We have audited the accompanying balance sheets of Scientific Learning Corporation as of December 31, 2006 and 2005 and the related statements of operations, stockholders equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scientific Learning Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

           As discussed in Note 1 to the financial statements, in 2006 Scientific Learning Corporation changed its method of accounting for share based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment”.

/s/ ERNST & YOUNG LLP

San Francisco, California March 5, 2007

Scientific Learning Corporation
Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2006	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$16,364	$9,022
Short-term investments	—	3,043
Accounts receivable, net of allowance for doubtful accounts of $99 and $81 at December 31, 2006 and 2005, respectively	7,098	3,519
Notes and interest receivable from current and former officers	—	297
Prepaid expenses and other current assets	971	1,312

Total current assets	24,433	17,193

Property and equipment, net	941	469
Other assets	909	1,072

Total assets	$26,283	$18,734

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$607	$214
Accrued liabilities	5,089	2,966
Deferred revenue	14,786	11,171

Total current liabilities	20,482	14,351
Deferred revenue, long-term	4,373	5,832
Other liabilities	411	386

Total liabilities	25,266	20,569

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 authorized, 16,972,333 and 16,799,058 shares issued and outstanding at December 31, 2006 and 2005, respectively, and additional paid-in capital	78,909	76,265
Accumulated deficit	(77,892)	(78,100)

Total stockholders’ equity (deficit)	1,017	(1,835)

Total liabilities and stockholders’ equity (deficit)	$26,283	$18,734

See accompanying notes.

Scientific Learning Corporation
Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,

	2006	2005	2004

Revenues:
Products	$29,966	$30,263	$22,802
Service and support	11,032	10,056	8,174

Total revenues	40,998	40,319	30,976

Cost of revenues:
Cost of products	1,638	2,018	1,775
Cost of service and support	7,897	5,637	4,981

Total cost of revenues	9,535	7,655	6,756

Gross profit	31,463	32,664	24,220

Operating expenses:
Sales and marketing	21,073	17,619	16,087
Research and development	4,129	3,896	3,555
General and administrative	6,643	5,841	5,313

Total operating expenses	31,845	27,356	24,955

Operating income (loss)	(382)	5,308	(735)

Other income from related party	150	50	99
Interest and other income (expense), net	643	421	(100)

Net income (loss) before income tax	411	5,779	(736)
Income tax provision (benefit)	203	182	(43)

Net income (loss)	$208	$5,597	$(693)

Basic net income (loss) per share:	$0.01	$0.33	$(0.04)

Shares used in computing basic net income (loss) per share	16,846	16,715	16,408

Diluted net income (loss) per share:	$0.01	$0.31	$(0.04)

Shares used in computing diluted net income (loss) per share	17,740	18,023	16,408

See accompanying notes.

Scientific Learning Corporation
Statements of Cash Flows
(In thousands)

	Year Ended December 31,

	2006	2005	2004

Operating Activities:
Net income (loss)	$208	$5,597	$(693)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	479	728	779
Increase in interest receivable from current and former officers	—	(169)	(387)
Increase in interest receivable on short term investments	—	(44)	—
Amortization of deferred financing costs	—	—	232
Stock-based compensation	2,126	205	181
Changes in operating assets and liabilities:
Accounts receivable	(3,579)	2,142	(544)
Prepaid expenses and other current assets	341	(6)	(162)
Other assets	33	(67)	—
Accounts payable	393	(389)	122
Accrued liabilities	2,123	(1,372)	463
Deferred revenue	2,156	(8,781)	6,284
Other liabilities	25	42	59

Net cash provided by (used in) operating activities	4,305	(2,114)	6,334
Stock-based compensation
Investing Activities:
Purchases of property and equipment, net	(821)	(181)	(646)
Maturity (purchase) of investments	3,043	(2,999)	—
Repayment on officer loans and accrued interest	213	3,561	—

Net cash provided by (used in) investing activities	2,435	381	(646)

Financing Activities:
Proceeds from issuance of common stock, net	602	474	945
Borrowings under bank line of credit	—	—	3,000
Repayments of borowings under bank line of credit	—	—	(3,000)

Net cash provided by financing activities	602	474	945

Increase (decrease) in cash and cash equivalents	7,342	(1,259)	6,633

Cash and cash equivalents at beginning of period	9,022	10,281	3,648

Cash and cash equivalents at end of period	$16,364	$9,022	$10,281

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$65	$422	—

Supplemental disclosure of noncash financing activities:
Common stock surrendered in connection with repayment of officer loans	$84	—	—

See accompanying notes

Scientific Learning Corporation
Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

	Common Stock and Additional Paid-In Capital		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance at December 31, 2003	16,150,551	$74,460	$(83,004)	$(8,544)
Issuance of common stock under stock option plan	417,773	645	—	645
Issuance of common stock under employee stock purchase plan	78,468	300	—	300
Stock-based compensation	—	110	—	110
Stock issued in exchange for services	10,797	71	—	71
Net loss and comprehensive loss	—	—	(693)	(693)

Balance at December 31, 2004	16,657,589	75,586	(83,697)	(8,111)
Issuance of common stock under stock option plan	71,778	215	—	215
Issuance of common stock under employee stock purchase plan	58,795	259	—	259
Stock-based compensation	—	137	—	137
Stock issued in exchange for services	10,896	68		68
Net income and comprehensive income	—	—	5,597	5,597

Balance at December 31, 2005	16,799,058	76,265	(78,100)	(1,835)
Issuance of common stock under stock option plan	86,422	254	—	254
Issuance of common stock under employee stock purchase plan	84,555	348	—	348
Stock-based compensation	—	2,052	—	2,052
Stock issued in exchange for services	17,079	74	—	74
Stock surrendered	(14,781)	(84)	—	(84)
Net income and comprehensive income	—	—	208	208

Balance at December 31, 2006	16,972,333	$78,909	$(77,892)	$1,017

See accompanying notes

Notes to Financial Statements

1. Summary of Significant Accounting Policies

Description of Business

Scientific Learning Corporation develops and distributes the Fast ForWord family of software.

Our patented products build learning capacity by rigorously and systematically applying neuroscience-based learning principles to improve the fundamental cognitive skills required to read and learn. To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support. We sell primarily to K-12 schools in the United States through a direct sales force.

All of our activities are in one operating segment.

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

The value of software licenses, services and support invoiced during a particular period is recorded as deferred revenue until recognized. All revenue from transactions that include new products that have not yet been delivered is deferred until the delivery of all products. Deferred revenue is recognized as revenue as discussed below. Direct costs related to deferred software license revenue are deferred until the related license revenue is recognized.

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

Notes to Financial Statements 1.Summary of Significant Accounting Policies (continued)

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

Short-Term Investments

We determine the appropriate classification of investments at the time of purchase in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and reevaluate such determination at each balance sheet date. In August 2005 we purchased for $2,999,000 an investment in debt securities issued by the US Treasury that matured in February 2006. We classified this investment as held-to-maturity and it was carried at amortized cost of $3,043,000 at December 31, 2005. The carrying value of short-term investments approximates fair value due to their short-term nature.

Accounts Receivable

We conduct business primarily with public school districts and speech and language professionals in the United States. We maintain an allowance for doubtful accounts for estimated losses due to the inability of customers to make payments. We adjust this allowance periodically based on our historical experience of bad debt write offs.

Inventories

Product inventories, which are primarily finished goods, are stated at the lower of cost or market. Cost is determined using a weighted average approach, which approximates the first-in first-out method. If inventory costs exceed expected market value due to obsolescence or lack of demand adjustments are recorded for the difference between the cost and the market value.

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

Notes to Financial Statements

1.Summary of Significant Accounting Policies (continued)

The accounts receivable of the Company are derived from booked sales to customers located primarily in the United States. The Company performs ongoing credit evaluations of its customers. The Company does not require collateral.

An allowance for doubtful accounts is determined with respect to those accounts that the Company has determined to be doubtful of collection. At December 31, 2006, no customer accounted for more than 10% of the Company’s accounts receivable. At December 31, 2005, one customer accounted for 12% of the Company’s accounts receivable. No customers accounted for more than 10% of the company’s revenue in any of fiscal 2004, 2005, or 2006.

The Company has no off-balance sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other hedging arrangements.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Software Development Costs

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. In 2004, 2005 and 2006 costs incurred subsequent to the establishment of technological feasibility for new projects were not significant, and were charged to research and development expense. Software costs are amortized to cost of product revenues over the estimated useful life of the software, which is three years. Amortization was $130,000, $261,000, and $351,000 for the years ended December 31, 2006, 2005 and 2004, respectively. All capitalized software development costs were fully amortized by June 30, 2006.

Costs related to internally developed software and software purchased for internal use are capitalized in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” During the year ended December 31, 2006, the Company purchased an enterprise-wide, customer relationship management system. As of December 31, 2006, a net book value of $463,000 related to the purchase and subsequent implementation of this system was included in property and equipment. These costs will be depreciated over the estimated useful life of five years.

Long-Lived Assets

The Company regularly reviews the carrying value of long-lived assets. We continually make estimates regarding future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

Accounting for Stock-Based Compensation

Effective January 1, 2006 we began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with SFAS 123R, “Share-Based Payment” (“SFAS 123R”). We adopted SFAS 123R using the modified prospective transition method and consequently have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized for fiscal year 2006 now includes 1) amortization related to the remaining unvested portion of stock-based awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 “Accounting for Stock-Based Compensation” (“FAS 123”); and 2) amortization related to stock-based awards granted subsequent to January 1, 2006, based on the grant-date

Notes to Financial Statements

1. Summary of Significant Accounting Policies (continued)

fair value estimated in accordance with the provisions of SFAS 123R. In addition, we record expense over the offering period and vesting term in connection with 1) shares issued under our employee stock purchase plan and 2) stock options and restricted stock awards. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award on a straight-line basis..

Prior to January 1, 2006, we accounted for stock-based awards using the intrinsic value method of accounting in accordance with APB 25, whereby the difference between the exercise price and the fair market value on the date of grant is recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense was recognized in our Consolidated Statements of Operations when the exercise price of our employee stock option grant equals the market price of the underlying common stock on the date of grant, and the measurement date of the option grant is certain. The measurement date is certain when the date of grant is fixed and determinable.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $26,000, $18,000 and $13,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The following table sets forth the computation of net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,

	2006	2005	2004

Net income (loss)	$208	$5,597	$(693)

Weighted average shares used in calculation of basic net income (loss) per share	16,846	16,715	16,408
Effect of dilutive securities:
Employee stock options	894	1,308	—

Weighted-average diluted common shares	17,740	18,023	16,408

Net income (loss) per common share - basic:	$0.01	$0.33	$(0.04)

Net income (loss) per common share - diluted:	$0.01	$0.31	$(0.04)

If we had reported net income in 2004, the calculation of diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1,101,352 common equivalent shares

Notes to Financial Statements

1. Summary of Significant Accounting Policies (continued)

(computed using the treasury stock method) related to outstanding stock options not included in the calculations above for the year ended December 31, 2004.

For the years ended December 31, 2006 and 2005, respectively, 1,393,649 and 1,058,652 options with exercise prices greater than the average market price for our common stock were excluded from the calculation of diluted net income per share because their effect is anti-dilutive.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes— An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the impact, if any, of FIN 48 on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 will have a material impact on our financial position, results of operations, and cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 addresses how the effect of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. It indicates that the current-year correction of a material error that includes prior-year effects may result in the need to correct prior-year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior-year financial statements found to be materially misstated in years subsequent to the issuance of SAB 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” We do not expect the adoption of SAB 108 will have a material impact on our financial position, results of operations, and cash flows.

2. Stock-Based Compensation

Stock-Based Compensation Plans

On December 31, 2006, we had four active share-based compensation plans, which are described below.

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

Notes to Financial Statements

2. Stock-Based Compensation (continued)

In May 1999 the stockholders approved the 1999 Employee Stock Purchase Plan (ESPP), which became effective upon the completion of the initial public offering of our common stock. The total number of shares authorized for issuance under the plan is 700,000. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of our common stock on the first day of the applicable one-year offering period or the last day of the applicable six-month purchase period. At December 30, 2006, 82,324 shares were available for issuance under this plan.

Adoption of SFAS No. 123R

Prior to January 1, 2006, we accounted for our stock plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). Effective January 1, 2006 we began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with SFAS 123R, “Share-Based Payment”. We adopted the modified prospective transition method provided for under SFAS 123R, and consequently have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized for fiscal year 2006 now includes 1) amortization related to the remaining unvested portion of stock-based awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 “Accounting for Stock-Based Compensation”; and 2) amortization related to stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, we record expense over the offering period and vesting term in connection with 1) shares issued under our employee stock purchase plan and 2) stock options and restricted stock unit awards. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award on a straight-line basis..

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

The following table presents the pro forma effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our share-based compensation arrangements during the years ended December 31, 2005 and 2004 (in thousands, except per share data):

Notes to Financial Statements 2. Stock-Based Compensation (continued)

Pro forma effect

	Year Ended December 31,

	2005	2004

Net income (loss), as reported	$5,597	$(693)
Add: Stock-based compensation costs included in the determination of net income (loss), net of related tax effects	205	181

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,998)	(1,977)

Pro forma net income (loss)	$3,804	$(2,489)

Basic net income (loss) per share, as reported	$0.33	$(0.04)

Basic net income (loss) per share, pro forma	$0.23	$(0.15)

Diluted net income (loss) per share, as reported	$0.31	$(0.04)

Diluted net income (loss) per share, pro forma	$0.21	$(0.15)

For purposes of this pro forma disclosure, we estimated the value of the options using the Black-Scholes option valuation model and amortized the fair value of options granted to expense over the option vesting period.

Compensation Cost

The following table summarizes the effects of share-based compensation resulting from the application of SFAS 123R in the year ended December 31, 2006 (in thousands, except per share amounts):

Effect of FAS 123R

Year Ended December 31, 2006

Cost of service and support revenues	$193
Sales and marketing	738
Research and development	314
General and administrative	881

Share-based compensation effect on operating loss	2,126
Income taxes	(257)

Net share-based compensation effect on net income	$1,869

Share-based compensation effect on basic net income per share	$0.11

Share-based compensation effect on diluted income loss per share	$0.11

Notes to Financial Statements

2. Stock-Based Compensation (continued)

Valuation of Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. This model requires the input of subjective assumptions, including expected stock price volatility, the estimated life of each award and estimated pre-vesting forfeitures. The fair value of these stock options was estimated assuming no expected dividends and estimates of expected life, volatility and risk-free interest rate at the time of grant. Estimated volatility is based on the historical prices of our common stock over the expected life of each option. Expected life of the options is based on our history of option exercise and cancellation activity. The risk free interest rates used are based on the U.S. Treasury yield curve in effect at the time of grants for periods corresponding with the expected life of the options. We use historical data to estimate pre-vesting option forfeitures. We recognize compensation expense for the fair values of these awards, which typically have graded vesting, on a straight-line basis over the requisite service period of each of these awards.

The fair value of stock options granted was estimated using the following weighted-average assumptions:

Option Plan Assumptions

	Year Ended December 31,

	2006	2005	2004

Expected life (in years)	4	4	4
Risk-free interest rate	5.1%	3.7%	3.1%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	80%	106%	129%

Summary of Stock Options The following table summarizes all stock option activity under our share-based compensation plans for the years ended December 31, 2006, 2005 and 2004:

	Outstanding Options

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2003	3,045,027	$3.76
Granted	552,497	$5.71
Exercised	(417,773)	$1.54
Forfeited	(76,739)	$7.88

Outstanding at December 31, 2004	3,103,012	$4.33
Granted	575,200	$5.80
Exercised	(71,778)	$2.95
Forfeited	(226,109)	$9.73

Outstanding at December 31, 2005	3,380,325	$4.26
Granted	120,000	$4.33
Exercised	(86,422)	$2.93
Forfeited	(114,259)	$6.21

Outstanding at December 31, 2006	3,299,644	$4.23	5.73	$6,759,900

Vested and expected to vest at December 31, 2006	2,802,038	$4.55	5.69	$5,196,672

Exercisable at December 31, 2006	2,145,103	$4.94	5.44	$3,636,589

Notes to Financial Statements

2. Stock-Based Compensation (continued)

The aggregate intrinsic value of options outstanding at December 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 2,077,009 shares that had exercise prices that were lower than the $5.49 market price of our common stock at December 31, 2006 (“in the money options”). The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $151,000, $192,000 and $1.5 million, respectively. The fair value of options vested during the years ended December 31, 2006, 2005 and 2004 was $1.7 million, $1.7 million, and $1.6 million, respectively.

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2006:

	Outstanding			Exercisable

Price Range	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price Per Share

$0.60 - $1.39	1,123,170	$1.37	5.3	373,170	$1.34
$1.40 - $1.90	381,710	$1.72	5.6	374,165	$1.71
$1.98 - $5.48	572,129	$4.27	5.4	527,832	$4.21
$5.50 - $5.95	684,482	$5.84	7.7	384,548	$5.81
$5.96 - $39.88	538,153	$9.88	4.5	485,388	$10.29

	3,299,644	$4.23	5.7	2,145,103	$4.94

As of December 31, 2006, total unrecognized compensation cost related to stock options granted under our various plans was $1.4 million. We expect that cost to be recognized over a weighted-average period of 1.6 years.

Summary of Restricted Stock Units and Restricted Stock Awards

The following table summarizes all restricted stock unit activity under our share-based compensation plans for the year ending December 31, 2006:

	Outstanding Restricted Stock Units

	Number of Shares	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2005	—
Awarded	236,500
Vested	(2,500)
Forfeited or expired	(5,000)

Outstanding at December 31, 2006	229,000

Vested and expected to vest at December 31, 2006	176,681	1.41	$969,977

Restricted stock units were awarded for the first time in 2006 under our 1999 Equity Incentive Plan. The fair value of these grants was calculated based upon the fair market value of our stock at the date of grant, less an estimate of pre-vesting forfeitures. The weighted-average grant-date fair value of restricted stock units awarded during fiscal 2006 was $4.88.

Notes to Financial Statements

2. Stock-Based Compensation (continued)

Employee Stock Purchase Plan (“ESPP”)

ESPP awards for offering periods prior to and after the adoption of SFAS No. 123R were valued using the Black-Scholes model using the following assumptions:

	Year Ended December 31,

	2006	2005	2004

Expected life (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	4.2%	2.6%	1.3%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	40%	45%	86%

Disclosures Pertaining to All Share-Based Compensation Plans

Cash received under all share-based payment arrangements for the years ended December 31, 2006, 2005 and 2004 was $602,000, $474,000 and $945,000, respectively, related to the exercise of stock options and the purchase of ESPP shares. The weighted-average grant-date fair value of options, restricted stock units and restricted stock awards granted in the years ended December 31, 2006, 2005 and 2004 was $4.21, $4.36 and $4.81 per share, respectively. Because of our net operating losses and related valuation allowance, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the years ended December 31, 2006, 2005 or 2004.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,

	2006	2005

Prepaid expenses	$815	$1,093
Product inventory	130	190
Other receivables	26	29

	$971	$1,312

4. Property and Equipment Property and equipment consists of the following (in thousands):

	December 31,

	2006	2005

Computer equipment and software	$5,284	$4,528
Office furniture and equipment	1,518	1,518
Leasehold improvements	489	487

	7,291	6,533
Less accumulated depreciation	(6,350)	(6,064)

	$941	$469

Depreciation expense for the years ended December 31, 2006, 2005, and 2004 was $350,000, $467,000, and $428,000, respectively.

Notes to Financial Statements 5. Notes Receivable from Current and Former Officers Notes receivable from current and former officers consist of the following (in thousands):

	December 31,

	2006	2005

Principal	$—	$236
Accrued interest	—	61

	$—	$297

The notes were full recourse loans secured by shares of our common stock, owned by the current and former officers and bore interest at 4.94%. Principal and interest were due on December 31, 2005. The outstanding amount at December 31, 2005 was settled in full during the first quarter of 2006.

6. Other Assets

Other assets consist of the following (in thousands):

	December 31,

	2006	2005

Software development costs	$3,089	$3,089
Less accumulated amortization	(3,089)	(2,959)

Software development costs, net	—	130
Other non current assets	909	942

	$909	$1,072

The amortization expense for software development costs for the years ended December 31, 2006, 2005, and 2004 was $130,000, $262,000, and $351,000, respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,

	2006	2005

Accrued vacation	$1,036	$1,194
Accrued commissions and bonus	2,710	532
Accounts payable accruals	503	441
Other accrued liabilities	768	799
Accrued income tax payable	72	—

	$5,089	$2,966

8. Deferred Revenue Deferred revenue consists of the following (in thousands):

	December 31,

	2006	2005

Current:
Products	$5,484	$4,568
Service and support	9,302	6,603

	$14,786	$11,171

Long term:
Products	$1,519	$1,917
Service and support	2,854	3,915

	$4,373	$5,832

Notes to Financial Statements

9. Bank Line of Credit

 On December 2, 2005 we amended and extended our existing revolving line of credit agreement with Comerica Bank. The maximum that can be borrowed under the agreement is $5.0 million. The line expires on June 2, 2007. Borrowing under the line of credit bears interest at a floating prime rate, or a fixed rate of LIBOR plus 2.5%. To secure the line we granted Comerica a security interest in all of our assets other than our intellectual property. We also agreed with Comerica that we will not grant a security interest in our intellectual property to any third party. Borrowings under the line are subject to various covenants. In September 2006 we further amended the agreement to include a letter of credit sublimit not to exceed $1.0 million. At December 31, 2006, we have an outstanding letter of credit for $600,000. There were no borrowings outstanding on the line of credit at December 31, 2006.

10. Income Taxes

All income (loss) before income taxes is derived from the United States.

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,

	2006	2005	2004

Current:
Federal	$97	$159	$(43)
State	106	23	—

Total Current	203	182	(43)

Deferred:
Federal	—	—	—
State	—	—	—

Total Deferred	—	—	—

Total provision (benefit) for income taxes	$203	$182	$(43)

Differences between income taxes calculated using the federal statutory income tax rate and the provision (benefit) for income taxes were as follows (in thousands):

	Year Ended December 31,

	2006	2005	2004

Computed tax at statutory rate of 34%	$140	$1,965	$(250)
State taxes, net of federal benefit	73	23	—
Federal Alternative Minimum Tax	97	159	(43)
Losses (benefited) not benefited	(631)	(2,015)	183
Non deductible stock-based compensation	407	—	—
Other non deductible expenses	117	50	67

Provision (benefit) for income taxes	$203	$182	$(43)

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows, (in thousands):

Notes to Financial Statements 10. Income Taxes (continued)

	December 31,

	2006	2005

Deferred tax assets:
Net operating losses	$23,353	$25,215
Capitalized software development costs	202	315
Deferred revenue	2,250	1,617
Research credits carryforwards	1,723	1,521
Other	509	1,109

Total gross deferred tax assets	28,037	29,777
Valuation allowance	(28,037)	(29,777)

Total net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased from December 31, 2005 to December 31, 2006 in the amount of $1,740,000.

As of December 31, 2006, we had net operating loss carryforwards for federal income tax purposes of approximately $65,300,000, which expire in the years 2018 through 2024 and federal research tax credits of approximately $1,150,000, which expire in the years 2011 through 2026.

As of December 31, 2006, we also had California net operating loss carryforwards of approximately $30,720,000 expiring in the years 2012 through 2014 and California research and development tax credits of approximately $860,000 which carry forward indefinitely.

Included in the net operating loss carryforward are losses created by the exercise of stock options. Although these net operating loss carryforwards are reflected in total U.S. net operating tax loss carryforwards, pursuant to Statement 123(R), deferred tax assets associated with these deductions are only recognized to the extent that they reduce taxes payable. Further, these recognized deductions are treated as direct increases to stockholders’ equity and as a result do not impact the Statement of Operations. To the extent stock-option related deductions are not recognized pursuant to Statement 123(R), the unrecognized benefit is not reflected on the Consolidated Balance Sheet. Accordingly, the Company has reduced deferred tax assets by approximately $881,000 which represents the unrecognized benefit from stock-option related net operating loss carryforwards as of December 31, 2006, that is potentially available for utilization in future years.

Utilization of our net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitation provided by the Internal Revenue Code and a similar state provision. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

11. Stockholders’ Equity (Deficit)

Common Stock

At December 31, 2006, we had reserved shares of common stock for future issuance as follows:

Stock options outstanding	3,299,644
Stock awards outstanding	229,000
Stock options available for future grants	496,440
Employee stock purchase plan	82,324
Common stock warrants	1,375,000

5,482,408

Notes to Financial Statements

11. Stockholders’ Equity (Deficit) (continued)

Common Stock Warrants

In 2001, we issued a fully vested non-forfeitable warrant to purchase 1,375,000 shares of our common stock at an exercise price of $8.00 per share. The warrant was issued to WPV, Inc., an affiliate of a significant stockholder of ours, in connection with the guarantee of a line of credit to us. The warrant is outstanding and will expire if unexercised by March 9, 2008.

12. Commitments and Contingencies

Leases

We lease our Oakland, California corporate office facility and our Tucson, Arizona office under non-cancelable operating leases with terms expiring in 2013 and 2009, respectively. Future minimum payments under these leases as of December 31, 2006 are as follows (in thousands):

2007	$993
2008	995
2009	1,003
2010	1,032
2011	1,079
2012 and thereafter	2,312

$7,414

Rent expense under all operating leases was $1.0 million for each of the years ended December 31, 2006, 2005 and 2004.

License Agreement

In September 1996, we entered into a license agreement with a university for the use of the intellectual property underlying its most significant current products. In exchange for the license, which expires in 2014, we issued stock and paid a license-issue fee. The agreement also provided for milestone payments, all of which have been made, and for royalties based on booked sales of products using the licensed technology. Royalty expenses were $894,000, $1,082,000 and $746,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and are included in cost of product revenues. Annual minimum guaranteed royalty payments are $150,000.

If we lose or are unable to maintain the license agreement during the term of the underlying patents, it would adversely affect our business. The university may terminate the license agreement if we fail to perform or violate its terms without curing the violation within 60 days of receiving written notice of the violation.

Litigation

On July 15, 2005, SkyTech, Inc. (“SkyTech”) filed a complaint against us in the District Court for the State of Minnesota, Fourth Judicial District, alleging claims of fraud, breach of contract, breach of duty of good faith and fair dealing, tortious interference, and indemnity. SkyTech alleged that it entered into an independent sales representative agreement (the “Agreement”) with us in October 2002 pursuant to which it has an exclusive right to market our products to the “After School” market. SkyTech further alleged that we prevented SkyTech’s performance of the Agreement and that we wrongly terminated the Agreement. SkyTech asserted that it was entitled to an unspecified amount of damages comprised of lost commissions and other damages, attorney’s fees, costs and punitive damages. In addition to the SkyTech claims, SkyLearn, L.L.C and HEK, Inc., both of which claimed to be subcontractors of SkyTech, claimed that they suffered damages from our alleged actions with respect to SkyTech. In December 2005, the court granted our motion to dismiss the case and to compel arbitration. The Plaintiffs appealed the ruling. In December 2006, the Minnesota state court of appeals affirmed the trial court’s ruling and in February 2007 the Minnesota Supreme Court denied plaintiff’s request for review.

Notes to Financial Statements

12. Commitments and Contingencies (continued)

In October 2005, we initiated an arbitration proceeding before the American Arbitration Association in San Francisco, California. Our arbitration complaint alleges that SkyTech owes us for training charges that remain unpaid under the Agreement and seeks declaratory relief regarding SkyTech’s claims against us. SkyTech has asserted counterclaims against us in the arbitration, repeating the claims made in the Minnesota case and asserting damages of $10 million. This arbitration is presently on hold.

We believe that we have meritorious defenses to SkyTech’s claims and intend to defend ourselves vigorously.

We do not believe that the resolution of this matter will have a material adverse effect on our financial position or results of operations.

13. Warranties; Indemnification

We generally provide a warranty that our software products substantially operate as described in the manuals and guides that accompany the software for a period of 90 days. The warranty does not apply in the event of misuse, accident, and certain other circumstances. To date, we have not incurred any material costs associated with these warranties and have no accrual for such items at December 31, 2006.

From time to time, we enter into contracts that require us, upon the occurrence of certain contingencies, to indemnify parties against third party claims. These contingent obligations primarily relate to (i) claims against our customers for violation of third party intellectual property rights caused by our products; (ii) claims resulting from personal injury or property damage resulting from our activities or products; (iii) claims by our office lessors arising out of our use of the premises; and (iv) agreements with our officers and directors under which we may be required to indemnify such persons for liabilities arising out of their activities on our behalf. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our balance sheet as of December 31, 2006 or 2005.

14. Employee Retirement and Benefit Plan

We have a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. In 2007 we started to match contributions by plan participants at a rate of 3% of salary, with an annual maximum of $2,000 per participant.

15. Related Party Transaction

On September 30, 2003, we entered into an agreement with Posit Science Corporation (“Posit Science”), formerly Neuroscience Solutions Corporation, to provide Posit Science with exclusive rights in the healthcare field to certain intellectual property, patents and software we own or license, along with transfer of certain healthcare research projects. A co-founder, substantial shareholder, and member of our Board of Directors is a co-founder, officer, director and substantial shareholder of Posit Science.

The rights were acquired by Posit Science for a combination of cash, stock and future royalties. Posit Science paid $500,000 cash, of which $448,000 was recognized as other income during the year ended December 31, 2003. The balance was recognized over the next nine months as services were provided to Posit Science. Amounts received to date and any future receipts are being reported as other income as we do not consider the sale of these rights to be part of our recurring operations. Under the agreement, we will receive net royalties between 2% to 4% on products sold by Posit Science that use our patents or software. We did not record a value for the 1.8 million shares of PSC received in the transaction, because Posit Science was a private start-up venture, the shares of which had no determinable value. We have a 3.5% equity interest in Posit Science. We received royalty income from Posit Science of $150,000, $50,000 and $99,000 in fiscal years 2006, 2005 and 2004, respectively. There were no amounts due from Posit Science at December 31, 2006.

Notes to Financial Statements 16. Interim Financial Information (unaudited) Quarterly financial data (in thousands, except per share amounts)

	2006

	Quarter Ended
	March 31	June 30	September 30	December 31	Total

Total revenues	$7,831	$12,953	$9,925	$10,289	$40,998

Gross profit	5,662	10,446	7,403	7,952	31,463

Net income (loss)	(2,174)	2,388	(332)	326	208

Net income (loss) per share:
Basic	$(0.13)	$0.14	$(0.02)	$0.02	$0.01

Diluted	$(0.13)	$0.13	$(0.02)	$0.02	$0.01

	2005

	Quarter Ended
	March 31	June 30	September 30	December 31	Total

Total revenues	$10,245	$13,279	$9,812	$6,983	$40,319

Gross profit	8,452	11,158	8,006	5,048	32,664

Net income (loss)	1,290	3,593	2,262	(1,548)	5,597

Net income (loss) per share:
Basic	$0.08	$0.22	$0.14	$(0.09)	$0.33

Diluted	$0.07	$0.20	$0.13	$(0.09)	$0.31

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

As required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, and concluded that our disclosure controls and procedures were effective as of December 31, 2006.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to our executive officers is contained in Part I “Executive Officers” and such information is also incorporated by reference in this section.

Information required by this item respecting our directors, audit committee and code of ethics is set forth under the caption “Proposal 1: Election of Directors” in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated by reference into this Form 10-K Report. The Proxy Statement will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Proxy Statement is not being filed as a part hereof.

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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Balance Sheet – December 31, 2006 and 2005
Statements of Operations – Years Ended December 31, 2006, 2005 and 2004
Statements of Stockholders’ Equity (Deficit) – Years Ended December 31, 2006, 2005 and 2004
Statements of Cash Flows – Years Ended December 31, 2006, 2005 and 2004
Notes to Financial Statements

(2)	Financial Statement Schedules

As required under Item 8, Financial Statements and Supplementary Data, the financial statement schedule of the Company is provided in this separate section. The financial statement schedule included in this section is as follows:

Schedule II – Valuation and Qualifying Accounts (in thousands):

Allowance for Doubtful Accounts Years Ended December 31,

	Opening Balance	Charges (credits) to Operating Expenses	Additions (deductions) to Allowance	Closing Balance

2006	$81	$18		$99
2005	$121	$(40)	$—	$81
2004	$139	$(103)	$85	$121

(3) EXHIBITS

Exhibit No.	Description of Document

3.1(1)	Restated Certificate of Incorporation.

3.2 (9)	Amended and Restated Bylaws.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(1)	Specimen Stock Certificate.

4.3(2)	Amended and Restated Registration Rights Agreement, dated as of December 31, 1998.

4.4(3)	Amendment No. 1 to Amended and Restated Registration Rights Agreement listed as Exhibit 4.4.

4.5(5)	Amendment No. 2 to Amended and Restated Registration Rights Agreement listed as Exhibit 4.4.

10.1(1)*	Form of Indemnity Agreement with each of our directors and executive officers.

10.2 (16)*	1999 Equity Incentive Plan, as amended.

10.3 (16)*	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Incentive Plan

10.4(7)*	Forms of Stock Option Grant Notice, Stock Option Agreement and Stock Award Agreement under the Incentive Plan.

10.5 (14)	1999 Non-Employee Directors’ Stock Option Plan, as amended.

10.6 (7)*	Forms of Nonstatutory Stock Option Agreements under the Non-Employee Directors’ Stock Option Plan.

10.7(7)*	1999 Employee Stock Purchase Plan, as amended.

10.8 (16)*	Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan.

10.9(11)*	Milestone Equity Incentive Plan.

10.10(6)*	2002 CEO Option Plan.

10.11(6)*	Employment Agreement dated as of May 31, 2002 by and between Scientific Learning Corporation and Robert C. Bowen.

10.12(11)*	Letter Agreement dated January 2004 by and between the Company and Robert C. Bowen amending the Employment Agreement listed as Exhibit 10.26.

10.13(13)*	Independent Contractor Agreement dated April l7, 2003 between the Company and Paula A. Tallal and Project Assignment thereunder dated December 17, 2004.

10.14(12)*	2005 Management Incentive Plan

10.15 (17)*	2006 Management Incentive Plan

10.16 (12)*	Summary of 2005 base salary and 2004 bonuses payable to Named Executive Officers

10.17 (15)*	Summary of compensation payable to directors.

10.17 (10)	Loan and Security Agreement dated as of January 15, 2004 by and between Scientific Learning Corporation and Comerica Bank.

10.18 (14)	First Amendment to Loan and Security Agreement, dated as of September 29, 2004, by and between Comerica Bank and the Company, amending the Loan and Security Agreement filed as Exhibit 10.17.

10.19 (16)	Second Amendment to Loan and Security Agreement, dated as of December 2, 2005, by and between Comerica Bank and the Company, amending the Loan and Security Agreement filed as Exhibit 10.17.

10.20	Third Amendment to Loan and Security Agreement, dated as of September 5, 2006, by and between Comerica Bank and the Company, amending the Loan and Security Agreement filed as Exhibit 10.17.

10.21(1)†	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California.

10.22 (9)	Amendment No. 3 to Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California, amending the agreement filed as Exhibit 10.13.

10.23	Amendment No. 4 to Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California, amending the agreement filed as Exhibit 10.13.

10.26 (9)	Lease, dated as of October 1, 2003, with Rotunda Partners II.

10.27 (1)	Securities Purchase Agreement, dated September 24, 1996, with Warburg, Pincus Ventures, L.P.

10.28(3)	Agreement to Issue Warrant and Grant of Security Interest dated as of March 9, 2001 by and between Scientific Learning Corporation and WPV, Inc.

10.29(3)	Warrant to Purchase 1,375,000 Shares of Common Stock of Scientific Learning Corporation.

10.30(4)	Stock Purchase Agreement dated November 9, 2001 between Scientific Learning Corporation and Warburg Pincus Ventures, L.P.

10.31(8)	Technology Transfer Agreement dated as of September 30, 2003 by and between the Company and Neuroscience Solutions Corporation (now renamed Posit Science Corporation) (“NSC”).

10.32(8)	SLC License Agreement dated as of September 30, 2003 by and between the Company and NSC.

10.33(8)	NSC License Agreement dated as of September 30, 2003 by and between NSC and the Company.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer (Section 302).

31.2	Certification of Chief Financial Officer (Section 302).

32.1	Certification of Chief Executive Officer (Section 906).

32.2	Certification of Chief Financial Officer (Section 906).

(1)	Incorporated by reference to the exhibits previously filed with the Company’s Registration Statement on Form S-1.

(2)	Incorporated by reference to the exhibits previously filed with the Company’s Form 10-K for the year ended December 31, 1999

(3)	Incorporated by reference to exhibits previously filed with the Company’s Form 8-K on March 12, 2001.

(4)	Incorporated by reference to the exhibits previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2001.

(5)	Incorporated by reference to the exhibits previously filed with the Company’s Form 8-K on December 7, 2001.

(6)	Incorporated by reference to the exhibits previously filed with the Company’s Form 8-K on June 7, 2002.

(7)	Incorporated by reference to the exhibits previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2003.

(8)	Incorporated by reference to the exhibits previously filed with the Company’s Form 8-K on October 1, 2003.

(9)	Incorporated by reference to the exhibits filed with the Company’s Form 10-Q for the quarter ended September 30, 2003.

(10)	Incorporated by reference to exhibits previously filed with the Company’s Form 8-K on February 5, 2004.

(11)	Incorporated by reference to the exhibits previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2004.

(12)	Incorporated by reference to exhibits previously filed with the Company’s Form 8-K filed on March 25, 2005.

(13)	Incorporated by reference to exhibits previously filed with the Company’s Form 8-K filed on December 20, 2004.

(14)	Incorporated by reference to exhibits previously filed with the Company’s Form 10-K for the year ended December 31, 2004.

(15)	Incorporated by reference to exhibits previously filed with the Company’s Form 8-K filed on May 27, 2005.

(16)	Incorporated by reference to exhibits previously filed with the Company’s Form 10-K for the year ended December 31, 2005.

(17)	Incorporated by reference to the exhibits previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2005.

SIGNATURES

                                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC LEARNING CORPORATION

By /s/ Robert C. Bowen
March 5, 2007
Robert C. Bowen Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Robert C. Bowen

Robert C. Bowen	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2007

/s/ Jane A. Freeman

Jane A. Freeman	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	March 5, 2007

/s/ Dr. Michael M. Merzenich

Dr. Michael M. Merzenich	Director	March 5, 2007

/s/ Dr. Paula A. Tallal

Dr. Paula A. Tallal	Director	March 5, 2007

/s/ Carleton A. Holstrom

Carleton A. Holstrom	Director	March 5, 2007

/s/ Rodman W. Moorhead, III

Rodman W. Moorhead, III	Director	March 5, 2007

/s/ Ajit Dalvi

Ajit Dalvi	Director	March 5, 2007

/s/ Dr. Joseph Martin

Dr. Joseph Martin	Director	March 5, 2007

/s/ Edward Vermont Blanchard, Jr.

Edward Vermont Blanchard, Jr.	Director	March 5, 2007

/s/ David W. Smith

David W. Smith	Director	March 5, 2007

INDEX TO EXHIBITS

Exhibit No.	Description of Document

3.1(1)	Restated Certificate of Incorporation.

3.2 (9)	Amended and Restated Bylaws.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(1)	Specimen Stock Certificate.

4.3(2)	Amended and Restated Registration Rights Agreement, dated as of December 31, 1998.

4.4(3)	Amendment No. 1 to Amended and Restated Registration Rights Agreement listed as Exhibit 4.4.

4.5(5)	Amendment No. 2 to Amended and Restated Registration Rights Agreement listed as Exhibit 4.4.

10.1(1)*	Form of Indemnity Agreement with each of our directors and executive officers.

10.2 (16)*	1999 Equity Incentive Plan, as amended.

10.3 (16)*	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Incentive Plan

10.4(7)*	Forms of Stock Option Grant Notice, Stock Option Agreement and Stock Award Agreement under the Incentive Plan.

10.5 (14)	1999 Non-Employee Directors’ Stock Option Plan, as amended.

10.6 (7)*	Forms of Nonstatutory Stock Option Agreements under the Non-Employee Directors’ Stock Option Plan.

10.7(7)*	1999 Employee Stock Purchase Plan, as amended.

10.8 (16)*	Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan.

10.9(11)*	Milestone Equity Incentive Plan.

10.10(6)*	2002 CEO Option Plan.

10.11(6)*	Employment Agreement dated as of May 31, 2002 by and between Scientific Learning Corporation and Robert C. Bowen.

10.12(11)*	Letter Agreement dated January 2004 by and between the Company and Robert C. Bowen amending the Employment Agreement listed as Exhibit 10.26.

10.13(13)*	Independent Contractor Agreement dated April l7, 2003 between the Company and Paula A. Tallal and Project Assignment thereunder dated December 17, 2004.

10.14(12)*	2005 Management Incentive Plan

10.15 (17)*	2006 Management Incentive Plan

10.16 (12)*	Summary of 2005 base salary and 2004 bonuses payable to Named Executive Officers

10.17 (15)*	Summary of compensation payable to directors.

10.17 (10)	Loan and Security Agreement dated as of January 15, 2004 by and between Scientific Learning Corporation and Comerica Bank.

10.18 (14)	First Amendment to Loan and Security Agreement, dated as of September 29, 2004, by and between Comerica Bank and the Company, amending the Loan and Security Agreement filed as Exhibit 10.17.

10.19 (16)	Second Amendment to Loan and Security Agreement, dated as of December 2, 2005, by and between Comerica Bank and the Company, amending the Loan and Security Agreement filed as Exhibit 10.17.

10.20	Third Amendment to Loan and Security Agreement, dated as of September 5, 2006, by and between Comerica Bank and the Company, amending the Loan and Security Agreement filed as Exhibit 10.17.

10.21(1)†	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California.

10.22 (9)	Amendment No. 3 to Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California, amending the agreement filed as Exhibit 10.13.

10.23	Amendment No. 4 to Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California, amending the agreement filed as Exhibit 10.13.

10.26 (9)	Lease, dated as of October 1, 2003, with Rotunda Partners II.

10.27 (1)	Securities Purchase Agreement, dated September 24, 1996, with Warburg, Pincus Ventures, L.P.

10.28(3)	Agreement to Issue Warrant and Grant of Security Interest dated as of March 9, 2001 by and between Scientific Learning Corporation and WPV, Inc.

10.29(3)	Warrant to Purchase 1,375,000 Shares of Common Stock of Scientific Learning Corporation.

10.30(4)	Stock Purchase Agreement dated November 9, 2001 between Scientific Learning Corporation and Warburg Pincus Ventures, L.P.

10.31(8)	Technology Transfer Agreement dated as of September 30, 2003 by and between the Company and Neuroscience Solutions Corporation (now renamed Posit Science Corporation) (“NSC”).

10.32(8)	SLC License Agreement dated as of September 30, 2003 by and between the Company and NSC.

10.33(8)	NSC License Agreement dated as of September 30, 2003 by and between NSC and the Company.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer (Section 302).

31.2	Certification of Chief Financial Officer (Section 302).

32.1	Certification of Chief Executive Officer (Section 906).

32.2	Certification of Chief Financial Officer (Section 906).

(1)	Incorporated by reference to the exhibits previously filed with the Company’s Registration Statement on Form S-1.

(2)	Incorporated by reference to the exhibits previously filed with the Company’s Form 10-K for the year ended December 31, 1999

(3)	Incorporated by reference to exhibits previously filed with the Company’s Form 8-K on March 12, 2001.

(4)	Incorporated by reference to the exhibits previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2001.

(5)	Incorporated by reference to the exhibits previously filed with the Company’s Form 8-K on December 7, 2001.

(6)	Incorporated by reference to the exhibits previously filed with the Company’s Form 8-K on June 7, 2002.

(7)	Incorporated by reference to the exhibits previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2003.

(8)	Incorporated by reference to the exhibits previously filed with the Company’s Form 8-K on October 1, 2003.

(9)	Incorporated by reference to the exhibits filed with the Company’s Form 10-Q for the quarter ended September 30, 2003.

(10)	Incorporated by reference to exhibits previously filed with the Company’s Form 8-K on February 5, 2004.

(11)	Incorporated by reference to the exhibits previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2004.

(12)	Incorporated by reference to exhibits previously filed with the Company’s Form 8-K filed on March 25, 2005.

(13)	Incorporated by reference to exhibits previously filed with the Company’s Form 8-K filed on December 20, 2004.

(14)	Incorporated by reference to exhibits previously filed with the Company’s Form 10-K for the year ended December 31, 2004.

(15)	Incorporated by reference to exhibits previously filed with the Company’s Form 8-K filed on May 27, 2005.

(16)	Incorporated by reference to exhibits previously filed with the Company’s Form 10-K for the year ended December 31, 2005.

(17)	Incorporated by reference to the exhibits previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2005.

† Certain portions of this exhibit have been omitted based upon confidential treatment granted by the Securities and Exchange Commission for portions of the referenced exhibit.

* Management contract or compensatory plan or arrangement.