Form 10-Q
period 2007-03-31
SCIENTIFIC LEARNING CORP
filed 2007-05-07
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐      No  ☒

          As of April 15, 2007, there were 17,077,571 shares of Common Stock outstanding.

SCIENTIFIC LEARNING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Scientific Learning Corporation
Condensed Balance Sheets
(In thousands)
Unaudited

	March 31, 2007	December 31, 2006

Assets
Current assets:
Cash and cash equivalents	$12,108	$16,364
Accounts receivable, net	4,706	7,098
Prepaid expenses and other current assets	1,286	971

Total current assets	18,100	24,433

Property and equipment, net	1,140	941
Other assets	901	909

Total assets	$20,141	$26,283

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$646	$607
Accrued liabilities	3,690	5,089
Deferred revenue	12,694	14,786

Total current liabilities	17,030	20,482
Deferred revenue, long-term	3,491	4,373
Other liabilities	422	411

Total liabilities	20,943	25,266

Stockholders’ equity (deficit):
Common stock and additional paid-in capital	79,718	78,909
Accumulated deficit	(80,520)	(77,892)

Total stockholders’ equity (deficit)	(802)	1,017

Total liabilities and stockholders’ equity (deficit)	$20,141	$26,283

See accompanying notes.

Scientific Learning Corporation
Condensed Statements of Operations
(In thousands, except per share amounts)
Unaudited

	Three months ended March 31,

	2007	2006

Revenues:
Products	$5,453	$5,348
Service and support	3,359	2,483

Total revenues	8,812	7,831

Cost of revenues:
Cost of products	306	320
Cost of service and support	2,253	1,849

Total cost of revenues	2,559	2,169

Gross profit	6,253	5,662

Operating expenses:
Sales and marketing	6,406	5,379
Research and development	1,146	1,022
General and administrative	1,771	1,567

Total operating expenses	9,323	7,968

Operating loss	(3,070)	(2,306)

Other income from related party	78	37
Interest and other income	255	95

Net loss before income tax	(2,737)	(2,174)
Income tax benefit	(109)	—

Net loss	$(2,628)	$(2,174)

Basic and diluted net loss per share:	$(0.15)	$(0.13)

Shares used in computing basic and diluted net loss per share	17,003	16,797

See accompanying notes.

Scientific Learning Corporation
Condensed Statements of Cash Flows
(In thousands)
Unaudited

	Three months ended March 31,

	2007	2006

Operating Activities:
Net loss	$(2,628)	$(2,174)
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	82	97
Stock-based compensation	465	381
Changes in operating assets and liabilities:
Accounts receivable	2,392	(1,630)
Prepaid expenses and other current assets	(315)	(21)
Other assets	8	11
Accounts payable	39	7
Accrued liabilities	(1,399)	462
Deferred revenue	(2,974)	(1,047)
Other liabilities	11	(7)

Net cash used in operating activities	(4,319)	(3,921)

Investing Activities:
Purchases of property and equipment, net	(281)	(187)
Maturity of investments	—	3,043
Repayment on officer loans and accrued interest	—	213

Net cash provided by (used in) investing activities	(281)	3,069

Financing Activities:
Proceeds from issuance of common stock, net	344	26

Net cash provided by financing activities	344	26

Decrease in cash and cash equivalents	(4,256)	(826)

Cash and cash equivalents at beginning of period	16,364	9,022

Cash and cash equivalents at end of period	$12,108	$8,196

See accompanying notes.

Supplemental schedule of noncash financing activities:
Common stock surrendered in connection with repayment of officer loans	—	$84

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

Interim Financial Information

The interim financial information as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 is unaudited, but includes all normal recurring adjustments that we consider necessary for a fair presentation of our financial position at such date and our results of operations and cash flows for those periods.

These condensed financial statements and notes should be read in conjunction with our audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

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

Other Assets

Other assets consist of the following (in thousands):

	March 31, 2007	December 31, 2006

Long-term lease deposits	$855	$855
Other non current assets	46	54

	$901	$909

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution of securities by adding common stock equivalents (computed using the treasury stock method) to the weighted-average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities of 1,124,190 and 896,720 have been excluded from the computation of diluted net loss per share in the three month periods ending March 31, 2007 and 2006, respectively, as their inclusion is antidilutive.

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

The following table sets forth the computation of net loss per share (in thousands, except per share data):

	Three Months Ended March 31,

	2007	2006

Net loss	$(2,628)	$(2,174)

Weighted average shares used in calculation of basic net loss per share	17,003	16,797
Effect of dilutive securities:
Employee stock options	—	—

Weighted-average basic and diluted common shares	17,003	16,797

Net loss per common share - basic and diluted:	$(0.15)	$(0.13)

Fair Value Measurement

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS 157 on our financial condition and results of operations.

2. Stock-Based Compensation

Compensation Cost

The following table summarizes our stock-based compensation expense resulting from the application of SFAS 123R in the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,

	2007	2006

Cost of service and support revenues	$48	$40
Sales and marketing	198	138
Research and development	88	62
General and administrative	131	141

Total stock-based compensation expense	465	381

Valuation of Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. This model requires the input of subjective assumptions, including expected stock price volatility, the estimated life of each award and estimated pre-vesting forfeitures. The fair value of these stock options was estimated assuming no expected dividends and estimates of expected life, volatility and risk-free interest rate at the time of grant. Estimated volatility is based on the historical prices of our common stock over the expected life of each option. Expected life of the options is based on our history of option exercise and cancellation activity. The risk free interest rates used are

Notes to Condensed Financial Statements

2. Stock-Based Compensation (continued)

based on the U.S. Treasury yield curve in effect at the time of grants for periods corresponding with the expected life of the options. We use historical data to estimate pre-vesting option forfeitures. We recognize compensation expense for the fair values of these awards, which typically have graded vesting, on a straight-line basis over the requisite service period of each of these awards.

There were no stock options granted in the three month periods ended March 31, 2007 or 2006.

Summary of Stock Options

The following table summarizes all stock option activity under our share-based compensation plans for the three months ended March 31, 2007:

	Outstanding Options

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2006	3,299,539	$4.23
Granted	—	—
Exercised	(72,975)	$4.72
Forfeited	(9,029)	$8.30

Outstanding at March 31, 2007	3,217,535	$4.21	5.51	$12,754,898

Vested and expected to vest at March 31, 2007	2,737,627	$4.54	5.48	$10,210,752

Exercisable at March 31, 2007	2,131,183	$4.94	5.28	$7,457,645

The aggregate intrinsic value of options outstanding at March 31, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 3,049,602 shares that had exercise prices that were lower than the $7.64 market price of our common stock at March 31, 2007 (“in the money options”). The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $141,000 and $13,000, respectively. The fair value of options vested during the three months ended March 31, 2007 and 2006 was $392,000 and $345,000, respectively.

The following table summarizes information concerning outstanding and exercisable stock options at March 31, 2007:

	Outstanding			Exercisable

Price Range	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price Per Share

$0.60 - $1.39	1,117,570	$1.37	5.1	367,570	$1.34
$1.40 - $1.90	381,600	$1.72	5.4	381,600	$1.71
$1.98 - $5.69	763,526	$4.69	5.6	678,377	$4.60
$5.80 - $7.64	786,906	$6.06	6.6	535,703	$6.11
$11.25 - $39.88	167,933	$17.84	2.6	167,933	$17.84

	3,217,535	$4.21	5.5	2,131,183	$4.94

Notes to Condensed Financial Statements

2. Stock-Based Compensation (continued)

As of March 31, 2007, total unrecognized compensation cost related to stock options granted under our various plans was $1.2 million. We expect that cost to be recognized over a weighted-average period of 1.3 years.

Summary of Restricted Stock Units

The following table summarizes all restricted stock unit activity under our share-based compensation plans for the three months ending March 31, 2007:

	Outstanding Restricted Stock Units

	Number of Shares	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2006	229,000
Awarded	195,000
Vested	(40,000)
Forfeited or expired	—

Outstanding at March 31, 2007	384,000

Vested and expected to vest at March 31, 2007	291,581	1.79	$2,227,678

Restricted stock units were awarded for the first time in 2006 under our 1999 Equity Incentive Plan. The fair value of these grants was calculated based upon the fair market value of our stock at the date of grant, less an estimate of pre-vesting forfeitures. The weighted-average grant-date fair value of restricted stock units awarded during the three months ending March 31, 2007 and 2006 was $6.86 and $5.05, respectively.

Employee Stock Purchase Plan (“ESPP”)

ESPP awards were valued using the Black-Scholes model using the following assumptions:

ESPP Assumptions

	Three months ended March 31,
	2007	2006

Expected life (in years)	1.0	1.0
Risk-free interest rate	5.1%	3.4%
Dividend yield	0.0%	0.0%
Expected volatility	54%	48%

Disclosures Pertaining to All Share-Based Compensation Plans

Cash received under all share-based payment arrangements for the three months ended March 31, 2007 and 2006 was $344,000 and $26,000, respectively, related to the exercise of stock options and the purchase of ESPP shares. Because of our net operating losses and related valuation allowance, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the three months ended March 31, 2007 or 2006.

Notes to Condensed Financial Statements

3. Comprehensive Income (Loss)

We have no items of other comprehensive income (loss), and accordingly, the comprehensive income (loss) is equal to the net income (loss) for all periods presented.

4. Warranties; Indemnification

We generally provide a warranty that our software products substantially operate as described in the manuals and guides that accompany the software for a period of 90 days. The warranty does not apply in the event of misuse, accident, and certain other circumstances. To date, we have not incurred any material costs associated with these warranties and have no accrual for such items at March 31, 2007.

From time to time, we enter into contracts that require us, upon the occurrence of certain contingencies, to indemnify parties against third party claims. These contingent obligations primarily relate to (i) claims against our customers for violation of third party intellectual property rights caused by our products; (ii) claims resulting from personal injury or property damage resulting from our activities or products; (iii) claims by our office lessor arising out of our use of the premises; and (iv) agreements with our officers and directors under which we may be required to indemnify such persons for liabilities arising out of their activities on behalf of ourselves. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our balance sheet as of March 31, 2007 or March 31, 2006.

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

During the quarter ended March 31, 2007, we recorded $78,000 in royalties receivable from PSC. For the comparable period in 2006, we recorded $37,000 in royalties receivable. Amounts received to date and any future receipts are being reported as other income as we do not consider these royalties to be part of our recurring operations.

6. Provision for Income Taxes

In the three months ending March 31, 2007, we recorded an income tax benefit of $109,000, based on our expectation that we will be profitable for the fiscal year. For the three months ended March 31, 2006 we recorded no income tax provision. The tax benefit for the three months ended March 31, 2007 principally consists of federal and state taxes currently payable offset by the utilization of net operating losses resulting in an effective tax rate of approximately 4%. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and previously reported net losses, we continue to maintain a full valuation allowance against our remaining net deferred tax assets.

Accounting for Uncertainty in Income Taxes

Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS 109. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any.

Notes to Condensed Financial Statements

6. Provision for Income Taxes (continued)

Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date.

As a result of the implementation of FIN 48, we did not recognize any increase or decrease in the liability for unrecognized tax benefits related to tax positions taken in prior periods, therefore, there was no corresponding adjustment to the opening balance of retained earnings. Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. We made no reclassifications between current and long term taxes payable upon adoption of FIN 48. Our total amount of unrecognized tax benefits as of the January 1, 2007 adoption date and March 31, 2007 was $1.4 million. Also, we have no unrecognized tax benefits that, if recognized, would affect our current or future effective tax rate.

Our continuing practice is to recognize interest and penalties relating to income tax matters in income tax expense. We recorded approximately $2,000 for these expenses in the three month period ended March 31, 2007, and had no accruals at March 31, 2007.

Our only major tax jurisdiction is the United States and our 2003-2006 tax years remain subject to examination by the appropriate governmental agencies due to our operating loss positions. Our federal income tax return for 2004 is currently under examination.

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

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This report contains forward-looking statements. Forward-looking statements are not historical facts but rather are based on current expectations about our business and industry, as well as our beliefs and assumptions. Words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” and variations and negatives of these words and similar expressions are used to identify forward-looking statements. Statements regarding our expectations for our future business results and financial position, our business strategies and objectives, and trends in our market are forward-looking statements. Forward-looking statement, are not guarantees of future performance or events, and are subject to risks, uncertainties and other factors, many of which are beyond our control and some of which we may not even be presently aware. As a result, our future results and other future events or trends may differ materially from those anticipated in our forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, the risks and uncertainties discussed in this Management’s Discussion and in the Risk Factors section of this Report. We also refer you to the risk factors that are or may be discussed from time to time in our public announcements and filings with the SEC, including our future Forms 8-K, 10-Q and 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

Overview

We develop and distribute the Fast ForWord family of software. Our patented products build learning capacity by rigorously and systematically applying neuroscience-based learning principles to improve the fundamental cognitive skills required to read and learn. Our products are based on more than 30 years of neuroscience and cognitive research, and results from our products are fast, effective and enduring. These results have been demonstrated through brain imaging studies, changes in achievement on standardized reading tests and more than 130 efficacy studies. Our products are marketed primarily to K-12 schools in the US, to whom we sell through a direct sales force. To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support. Since our inception, learners have used over 900,000 of our products and approximately 4,600 schools have purchased at least $10,000 of our Fast ForWord product licenses and services. As of March 31, 2007 we had 204 full-time employees, compared to 195 at December 31, 2006.

Business Highlights

We primarily market our products as a reading intervention solution for struggling, at-risk, English language learning and special education students, although schools successfully use Fast ForWord products for students with a wide range of abilities and accomplishments to improve their academic performance. Of the 55 million K-12 students in the US, fewer than 35% test as “proficient” in reading and approximately 30% test as “below basic.” While our installed base is growing, the 4,600 schools that have purchased at least $10,000 of our product licenses and services represent a small fraction of the nearly 96,000 public K-12 schools in the US.

Sales of our products are included in the growing supplemental education materials segment of the overall education materials market. The supplemental materials segment of that market is estimated at $2.2 billion, with average annual growth rate of 6.8% between 1998/99 and 2005/06. The educational materials market is expected to continue to grow, driven by increasing enrollment of pre-K-12 students, performance and educator accountability requirements of federal legislation, and a projected increase in current expenditures per student.

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

Company Highlights

For the three months ended March 31, 2007, our total booked sales decreased by 14% over the same period in 2006. (Booked sales is a non-GAAP financial measure. For more explanation on booked sales, see Revenue below).

The first quarter historically is our smallest booked sales quarter. As we have discussed before, the characteristics of our public school market cause us to have a somewhat long and unpredictable sales cycle. Our target annual growth rate remains 20%-25%.

For the three months ended March 31, 2007, we closed eight transactions in excess of $100,000, compared to 18 in the first quarter of 2006. One of our major goals is to increase the number of large booked sales, which we believe to be an important indicator of education industry acceptance and critical to achieving our targets. These large transactions frequently require school board approvals and their timing is often difficult to predict.

For the three months ended March 31, 2007, our total revenue increased by 13% compared to the same period in 2006. Product revenue was up by 2% compared to the same period in 2006. The small increase in product revenues was mainly due to an increase in revenue recognized from sales booked in previous periods, which more than offset the decrease in booked sales for the current quarter. Service and support revenue increased by 35% due to a higher number of schools on support and more services delivered.

For the three months ended March 31, 2007, gross profit decreased slightly due to a change in revenue mix towards proportionately lower product revenues (which have significantly higher gross margins than service and support revenue) and proportionately higher services and support revenues. Operating expenses increased 17%, mostly due to headcount growth.

We recorded a net loss of $2.6 million for the three months ended March 31, 2007 compared to a net loss of $2.2 million in the same period in 2006.

At March 31, 2007 and 2006 we had no outstanding debt.

Results of Operations

Revenues

	Three Months Ended March 31,

(dollars in thousands)	2007	Change	2006

Products	$5,453	2%	$5,348
Service and support	3,359	35%	2,483

Total revenues	$8,812	13%	$7,831

Product revenues, which comprise the majority of our revenue, increased modestly during the three months ended March 31, 2007, compared to the same period in 2006. Although booked sales decreased in the three months ended March 31, 2007 compared to the three months ended March 31, 2006, approximately $1.1 million more revenue was recognized from sales booked in previous quarters for which revenue had been deferred.

Our service and support revenue increased significantly during the three months ended March 31, 2007 compared to the same period in 2006 due to a higher number of schools on support and more services delivered.

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

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
(dollars in thousands)	2007	Change	2006

Booked sales	$5,838	(14%)	$6,784
Less revenue	8,812	13%	7,831

Net decrease in deferred revenue	(2,974)		(1,047)

Total deferred revenue end of period	$16,185	1%	$15,956

Booked sales in the K-12 sector decreased 16% to $5.3 million during the three months ended March 31, 2007, compared to $6.3 million in the same period in 2006. The first quarter historically is our lowest booked sales quarter, and comparisons are made more difficult by the fact that we experienced a 48% increase in K-12 booked sales in the first quarter of 2006 compared to the same period in the prior year. As we have discussed before, the characteristics of our public school market cause us to have a somewhat long and unpredictable sales cycle. Our target annual growth rate remains 20%-25%.

Booked sales to the K-12 sector for the three months ended March 31, 2007 were 91% of total booked sales, compared to 93% in the same period in 2006. Booked sales to non-school customers, primarily private practice clinicians, increased by $40,000, or 8%, for the three months ended March 31, 2007. We expect modest growth in booked sales to non-school customers during the remainder of 2007, as sales to international customers are expected to grow.

We believe large booked sales are an important indicator of mainstream education industry acceptance and an important factor in reaching our goal of increasing sales force productivity. During the first quarter of 2007, we closed eight sales that had a contract value in excess of $100,000 compared to 18 during the same period in 2006. For the three months ended March 31, 2007, approximately 37% of our K-12 booked sales were realized from booked sales over $100,000. For the comparable period in 2006, these large booked sales accounted for approximately 70% of booked sales. Large booked sales include volume and negotiated discounts but the percentage discount applicable to any given transaction will vary and the relative percentage of large booked sales and smaller booked sales in a given quarter may fluctuate. Because we discount product license fees but do not discount service and support fees, product booked sales and revenue are disproportionately affected by discounting. We cannot predict the size and number of large transactions in the future.

Although federal, state and local budget pressures make for an uncertain funding environment for our customers, we remain optimistic about our growth prospects in the K-12 market. However, achieving our booked sales growth objectives will depend on increasing customer acceptance of our products, which requires us to continue to focus on improving our products’ ease of use, their fit with school requirements, and our connection with classroom teachers and administrators. Our K-12 growth prospects are also influenced by factors outside our control, including the overall level, certainty and allocation of state, local and federal funding. In addition, the revenue recognized from our booked sales can be unpredictable. Our various license and service packages have substantially differing revenue recognition periods, and it is often difficult to predict which license package a customer will purchase, even when the amount and timing of a sale can be reasonably projected. See “Management’s Discussion and Analysis – Application of Critical Accounting Policies” for a discussion of our revenue recognition policy. In addition, the timing of a single large order or its implementation can significantly impact the level of booked sales and revenue at any given time. See “Risk Factors” for a further discussion of some of the factors that affect our sales and revenue.

Gross Profit and Cost of Revenues

	Three Months Ended March 31,
(dollars in thousands)	2007	2006

Gross profit on products	$5,147	$5,028
Gross profit margin on products	94%	94%
Gross profit on service and support	1,106	634
Gross profit margin on services and support	33%	26%

Total gross profit	$6,253	$5,662
Total gross profit margin	71%	72%

The overall gross profit margin decreased slightly due to a revenue mix shift. Higher margin product revenues made up 62% of total revenues in the three months ended March 31, 2007, compared to 68% in the same period in 2006. Product margins remained unchanged at 94% during the two periods. The 35% revenue growth in service and support more than offset higher expenses which were 22% higher, due to additional staff and their associated expenses.

Operating Expenses

	Three Months Ended March 31,
(dollars in thousands)	2007	Change	2006

Sales and marketing	$6,406	19%	$5,379
Research and development	1,146	12%	1,022
General and administrative	1,771	13%	1,567

Total operating expenses	$9,323	17%	$7,968

Sales and Marketing Expenses: For the three months ended March 31, 2007, our sales and marketing expenses increased 19% or approximately $1 million. This increase is due to multiple factors, including salary and benefits costs due to increased staffing ($316,000), consulting expenses ($190,000), travel expenses ($191,000) and trade shows and meeting costs ($253,000). These increases were partially offset by a $163,000 decrease in commission expense as a result of lower booked sales. At March 31, 2007, we had 46 quota-bearing field sales personnel compared to 39 at March 31, 2006.

Research and Development Expenses: Research and development expenses increased by $124,000 in the three months ended March 31, 2007, compared to the same period in 2006 primarily due to higher headcount and consulting costs. Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs.

General and Administrative Expenses: The primary reason for the $204,000 increase in general and administrative expenses in the three months ended March 31, 2007, compared to the same period in 2006, was an $87,000 increase in bad debt expense. We recorded a bad debt expense of $60,000 in the three months ended March 31, 2007, compared to a credit of $27,000 in the three months ended March 31, 2006. We also had small increases in headcount related and consulting expenses.

Other Income from Related Party

In September 2003, we signed an agreement with Posit Science Corporation (“PSC”), transferring technology to PSC for use in the health field. During the quarter ended March 31, 2007, we recorded $78,000 in royalties receivable from PSC. For the comparable period in 2006, we recorded $37,000 in royalties receivable. Amounts received to date and any future receipts are being reported as other income as we do not consider these royalties to be part of our recurring operations.

Interest and Other Income, net

	Three Months Ended March 31,
(dollars in thousands)	2007	Change	2006

Interest and other income, net	$255	168%	$95

For the three months ended March 31, 2007, interest and other income, net, consisted primarily of interest earned on our invested cash of $167,000 and a reclassification of $87,000 of service and support revenue relating to two customers for whom we are no longer performing services. In the three months ended March 31, 2006, interest and other income (expense), net, comprised mainly interest earned on our invested cash of $94,000.

Provision for Income Taxes

In the three months ending March 31, 2007, we recorded an income tax benefit of $109,000, based on our expectation that we will be profitable for the fiscal year. For the three months ended March 31, 2006 we recorded no income tax provision. The tax provision for the three months ended March 31, 2007 principally consists of federal and state taxes currently payable offset by the utilization of net operating losses resulting in an effective tax rate of approximately 4%. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and previously reported net losses, we continue to maintain a full valuation allowance against our remaining net deferred tax assets.

Accounting for Uncertainty in Income Taxes

Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS 109. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date.

As a result of the implementation of FIN 48, we did not recognize any increase or decrease in the liability for unrecognized tax benefits related to tax positions taken in prior periods, therefore, there was no corresponding adjustment to the opening balance of retained earnings.  Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.  We made no reclassifications between current and long term taxes payable upon adoption of FIN 48. Our total amount of unrecognized tax benefits as of the January 1, 2007 adoption date and March 31, 2007 was $1.4 million.  Also, we have no unrecognized tax benefits that, if recognized, would affect our current or future effective tax rate.

Our continuing practice is to recognize interest and penalties relating to income tax matters in income tax expense. We recorded approximately $2,000 for these expenses in the three month period ended March 31, 2007, and had no accruals at March 31, 2007.

Our only major tax jurisdiction is the United States and our 2003-2006 tax years remain subject to examination by the appropriate governmental agencies due to our operating loss positions. Our federal income tax return for 2004 is currently under examination.

Liquidity and Capital Resources

Our cash, cash equivalents and short term investments were $12.1 million at March 31, 2007, compared to $16.4 million at December 31, 2006. We expect that our cash flow from operations and our current cash balances will be the primary source of liquidity and will be sufficient to provide the necessary funds for our operations and capital expenditures during at least the next 12 months. Accomplishing this, however, will require us to meet specific booked sales targets in the K-12 market. We cannot assure you that we will meet our targets with respect to booked sales, revenues, expenses or operating results.

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

Historically, our first quarter is our lowest booked sales quarter, reflecting school purchasing cycles and a trend in our industry. Therefore, we may have negative cash flow in some quarters, particularly the first quarter, and may borrow funds from time to time. We generally use cash in operations during the first quarter and this trend continued in 2007.

Net cash used in operating activities for the three months ended March 31, 2007 was $4.3 million versus cash used of $3.9 million during the same period in 2006. This difference was the result of higher spending, primarily due to increased headcount, and higher commission and bonus payments, reflecting the booked sales increase during the fourth quarter of 2006 compared to the corresponding quarter in 2005.

Net cash used in investing activities for the three months ended March 31, 2007 was $281,000, entirely due to capital spending. Net cash generated by investing activities for the three months ended March 31, 2006 was $3.1 million, due to the maturity of $3.0 million of short term investments. We also received the final payment on our outstanding officer loans during the three months ended March 31, 2006 of $213,000.

For the three months ended March 31, 2007 and March 31, 2006 we had no borrowings.

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

The following table summarizes our obligations at March 31, 2007 and the effects such obligations are expected to have on our liquidity and cash flow in future periods (dollars in thousands)

Contractual Obligations	Total	Less than 1 year	2 - 3 years	4 - 5 years	Thereafter

Operating lease obligations	$7,166	$994	$2,007	$2,135	$2,030
Purchase obligations	1,163	113	300	300	450

Total Contractal Cash Obligations	$8,329	$1,107	$2,307	$2,435	$2,480

Our purchase order commitments at March 31, 2007 are not material.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the rate of interest that we earn on our cash and cash equivalents. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at March 31, 2007 would not have a material affect on our results of operations.

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

As required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, and concluded that our disclosure controls and procedures were effective as of March 31, 2007.

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

Item 1A. Risk Factors

RISK FACTORS

The following factors as well as other information contained in this report should be considered in making any investment decision related to our common stock. If any of the following risks actually occurs, our business, financial condition and results of operations could be materially and adversely affected and the trading price of our common stock could decline.

Risks Related to Our Business and Industry

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

We encourage our customers to purchase significant levels of on-site service because we believe that these services enable more effective product use and lead to stronger student achievement gains. If we are unable to continue to convince customers to purchase these levels of service, customers may experience more difficulty with their implementations.

If we are unable to convince our market of the value of our significantly different approach and otherwise overcome the challenges identified above, our revenue and growth prospects could be materially and adversely impacted and our profit could decline.

Our sales cycle tends to be long and somewhat unpredictable, which may result in delayed or lost revenue, which could materially and adversely impact our revenue and profitability.

Like other companies in the instructional market, our sales to K-12 schools are affected by school purchasing cycles and procedures, which can be quite bureaucratic. The cost of some of our K-12 license packages requires multiple levels of approval in a political environment, which results in a time-consuming sales cycle that can be difficult to predict. When a district decides to finance its license purchase, the time required to obtain necessary approvals can be extended even further. In addition, sales to schools are subject to budgeting constraints, which may require schools to find available discretionary funds, obtain grants or wait until subsequent budget cycles. As a result, our sales cycle generally takes months, and in some cases, can take a year or longer. Therefore, we may devote significant time and energy to a particular customer sale over the course of many months, and then not make the sale when expected or at all. This can result in lost opportunities that can materially and adversely impact our revenue and profit.

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

Our quarterly revenue from perpetual licenses became more unpredictable in 2006 than in prior years. Since our December 2004 pricing change, we recognize revenue from most of our perpetual license sales at the time of sale. Before that change, perpetual license revenue was recognized over the related service period. Because of this transition, in 2005 we recognized substantial revenue from perpetual licenses booked in 2003 and 2004, as well as perpetual license sales in 2005. In 2006, a greater proportion of our perpetual license revenue was derived from sales in the current quarter, and we expect that this will persist in 2007.

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

We started operations in February 1996 and through 2002 incurred significant operating losses. We first became profitable in 2003, incurred a net loss in 2004, were again profitable in 2005 and had a modest operating loss and modest net income in 2006. At December 31, 2006, we had an accumulated deficit of $77.9 million from inception. Our strategic and operating goals include increasing our booked sales, revenue and net income. In 2006, our booked sales increased 37% over 2005 levels, when booked sales had fallen approximately 15% from 2004. In the first quarter of 2007, our booked sales decreased 14% compared to the first quarter of 2006. Our ability to achieve increased booked sales, revenue and net income depends on many factors, including but not limited to market acceptance of our products, availability of funding, customers’ prior experience with our products, and general economic conditions, some of which are outside of our control. To meet our targets, we will need to make substantial investments in operations. We cannot assure you that we will meet our targets with respect to revenue or operating results.

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

•

Some studies on which we rely may be challenged because the studies use a limited sample size, lack a randomly selected control group, include assistance or participation from us or our scientists, or have other design characteristics that are not optimal. These challenges may assert that these studies are not sufficiently rigorous or free from bias, and may lead to criticism of the validity of the studies and the conclusions that we draw from them.

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

If our products contain errors or if customer access to our Progress Tracker product is disrupted, we could lose new sales and be subject to significant liability claims.

Because our software products are complex, they may contain undetected errors or defects, known as bugs. Bugs can be detected at any point in a product’s life cycle, but are more common when a new product is introduced or when new versions are released. In the past, we have encountered unexpected bugs in our products shortly after release. We expect that, despite our testing, errors will be found in new products and product enhancements in the future. Significant errors in our products could lead to:

•	delays in or loss of market acceptance of our products;

•	diversion of our resources;

•	a lower rate of expansion purchases from current customers;

•	injury to our reputation; and

•	increased service expenses or payment of damages.

Our Progress Tracker data tool is a web-delivered product. Unanticipated problems affecting our network systems could cause interruptions or delays in the delivery of that product. The servers that support Progress Tracker are currently located in a third-party co-location facility in Sacramento, California. While we believe that the services provided by this facility are robust, interruptions in customer access could be caused by the occurrence of a natural disaster, power loss, vandalism or other telecommunications problems. We have experienced problems due to power loss in the past, and we will continue to be exposed to the risk of access failure in the future.

If our products do not work properly, or if there are problems with customer access to Progress Tracker, we may be required to issue credits, customers may elect not to renew their support or access contracts or not to purchase additional licenses, we may lose sales to potential customers and we may be subject to liability claims. We cannot be certain that the limitations of liability set forth in our agreements would be enforceable or would otherwise protect us from liability for damages. A material liability claim against us, regardless of its merit or its outcome, could result in substantial costs, significantly harm our business reputation and divert management’s attention from our operations.

We will be required to comply with the management report requirements of Sarbanes-Oxley Section 404 at the end of 2007, and we may also be required to comply with the auditor attestation requirements at that time. If we are unable to comply with Section 404 when we are required to do so or are unable to conclude that our internal control over financial reporting is effective for the 2007 fiscal year, such non-compliance or ineffective controls could have a materially adverse effect on us.

Under Sarbanes-Oxley Section 404, as implemented by the SEC and PCAOB, we will be required to provide a management report and auditors’ attestation and report on our internal control over financial reporting. We have not previously been subject to this requirement. Under current rules and with our current stockholder base and stock price, our deadline for compliance will be December 31, 2007 for the management report requirement and December 31, 2008 for the auditor attestation requirement. However, if the ownership of our common stock changes or our stock price increases substantially prior to June 30, 2007 (the measurement date for determining which provisions of Section 404 of the Sarbanes-Oxley Act apply to our company), we would become an “accelerated filer” and, therefore, would have to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act for our fiscal year ended December 31, 2007. We will not know whether we will become an “accelerated filer” as of December 31, 2007 until June 30, 2007.

While we evaluate our internal controls on an on-going basis, we or our auditors may nevertheless discover significant deficiencies or material weaknesses in our internal controls. For instance, in connection with our restatements in 2005, we concluded that we had a material weakness in our internal controls relating to revenue and deferred revenue. To address this material weakness, we hired additional accounting staff and we implemented changes in our processes, procedures and controls relating to revenue and deferred revenue. In connection with the audit of our financial statements for the year ended December 31, 2005, management concluded and the Audit Committee concurred that, at December 31, 2005, we no longer had a material weakness in our internal control over financial reporting. Nevertheless, we cannot assure you that, in the course of implementing our processes to achieve compliance with Section 404, we or our auditors will not detect additional material weaknesses in our internal control over financial reporting.

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

Sales of our products depend on the availability of government funding for public school reading intervention purchases, which is variable and outside the control of both us and our direct customers. If such funding becomes less available, our public school customers may be unable to purchase our products and services on a scale or at prices that we anticipate, which would materially and adversely impact our revenue and net income.

United States public schools are funded primarily through state and local tax revenues, which are devoted primarily to school building costs, teacher salaries and general operating expenses. Public schools also receive funding from the federal government through a variety of federal programs, many of which target children who are poor and/or are struggling academically. Federal funds typically are restricted to specified uses.

We believe that the funding for a substantial portion of our K-12 sales comes from federal funding, in particular IDEA (special education) and Title One funding. The current federal budget deficit and competing federal priorities may impact the availability of federal education funding. A cutback in federal education funding could have a materially adverse impact on our revenue.

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

We depend on the performance of Robert Bowen, our Chairman and Chief Executive Officer, and on other senior management, sales, marketing, development, research, educational, finance and other administrative personnel with extensive experience in our industry and with our Company. Mr. Bowen’s current employment agreement with us expires in June 2008. The loss of key personnel could harm our ability to execute our business strategy, which could adversely affect our financial results and share price. In addition, we believe that our future success will depend in large part on our continued ability to identify, hire, retain and motivate highly skilled employees who are in great demand. We cannot assure you that we will be able to do so.

Our current liquidity resources may not be sufficient to meet our needs.

We believe that cash flow from operations will be our primary source of funding for our operations during 2007 and the next several years. In 2006, we generated $4.3 million in cash from operating activities, and we ended the year with $16.4 million in cash and equivalents. In 2005, we used $2.1 million in cash in our operating activities, reflecting the decline in our booked sales from 2004 and higher expenses to support our growth goals.

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

If we are unable to maintain our access to the intellectual property rights that we license from third parties, our sales and net income will be materially and adversely affected.

Our most important products are based on licensed inventions owned by the University of California and Rutgers, the State University of New Jersey. In 2006, we generated approximately 76% of our booked sales from products that use this licensed technology. If we were to lose our rights under these licenses (whether through expiration of our exclusive license period, expiration of the underlying patent’s exclusivity, a breach by us of the terms of the license agreements or otherwise), such a loss of these licensed rights or a requirement that we must re-negotiate these licenses could materially harm our booked sales, our revenue and our net income.

If we are unable to adequately protect our intellectual property rights or if we infringe on the rights of others, we could become subject to significant liabilities, need to seek licenses or lose our rights to sell our products.

Our ability to compete effectively depends in part on whether we are able to maintain the proprietary aspects of our technology and to operate without infringing on the proprietary rights of others. It is possible that our issued patents will not offer sufficient protection against competitors with similar technology, that our trademarks will be challenged or infringed by competitors, or that our pending patent applications will not result in the issuance of patents. The Company also typically does not register its copyrights in the United States, which may make it difficult to collect damages from a third party who may be infringing a Company copyright. The degree of future protection for our proprietary rights is also uncertain for products or product improvements in early-stage development, because it is difficult to predict from early-stage development efforts which product(s) will ultimately be marketed or what form the ultimately marketed product(s) will take.

In addition, we could become party to patent or trademark infringement claims, litigation or interference proceedings. These proceedings could result from claims that we are violating the rights of others or may be necessary to enforce our own rights. Any such proceedings would result in substantial expense and significant diversion of management effort, and the outcome of any such proceedings cannot be accurately predicted. An adverse determination in such proceedings could subject us to significant liabilities or require us to seek licenses from third parties, which may not be available on commercially reasonable terms or at all. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture or increase their market share with respect to related technologies.

We generally require the execution of a written licensing agreement, which restricts the use and copying of our software products. However, if unauthorized copying or misuse were to occur to a substantial degree, our sales could be adversely affected.

Our ability to utilize our net operating loss carryforwards may be limited.

Our federal net operating loss carryforwards are subject to limitations on how much may be utilized on an annual basis. The use of the net operating loss carryforwards may have additional limitations resulting from certain future ownership changes or other factors under Section 382 of the Internal Revenue Code.

If our net operating loss carryforwards are further limited, and we have taxable income which exceeds the available net operating loss carryforwards for that period, we would incur an income tax liability even though net operating loss carryforwards may be available in future years prior to their expiration, and our future cash flow, financial position and financial results may be negatively impacted.

Our directors and executive officers and their affiliates effectively control the voting power of our company.

At March 31, 2007, Warburg, Pincus Ventures, our largest shareholder, owned approximately 45%of our outstanding stock, Trigran Investments owned approximately 11% of our outstanding stock, and our executive officers and directors held approximately 15% of the outstanding stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may have interests that diverge from those of other stockholders. This concentration of ownership may also delay, prevent or deter a change in control of our company.

Our common stock is thinly traded and its price is volatile.

Our common stock presently trades on the Nasdaq Global Market, and our trading volume is low. For example, during the first quarter of 2007, our average daily trading volume was approximately 12,000 shares. The market price of our common stock has been highly volatile since our July 1999 initial public offering and could continue to be subject to wide fluctuations.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

Exhibit No.	Description of Document

3.1	Restated Certificate of Incorporation.

10.1(1)*	2007 Management Incentive Plan.

31.1	Certification of Chief Executive Officer (Section 302).

31.2	Certification of Chief Financial Officer (Section 302).

32.1	Certification of Chief Executive Officer (Section 906).

32.2	Certification of Chief Financial Officer (Section 906).

(1)	Incorporated by reference to exhibit previously filed with the Company’s Form 8-K filed on March 13, 2007.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 4, 2007

SCIENTIFIC LEARNING CORPORATION
(Registrant)

/s/ Jane A. Freeman

Jane A. Freeman
Chief Financial Officer
(Authorized Officer and Principal Financial and
Accounting Officer)

Index to Exhibits

Exhibit No.	Description of Document

3.1	Restated Certificate of Incorporation.

10.1(1)*	2007 Management Incentive Plan.

31.1	Certification of Chief Executive Officer (Section 302).

31.2	Certification of Chief Financial Officer (Section 302).

32.1	Certification of Chief Executive Officer (Section 906).

32.2	Certification of Chief Financial Officer (Section 906).

(1)	Incorporated by reference to exhibit previously filed with the Company’s Form 8-K filed on March 13, 2007.