Form 10-Q
period 2007-06-30
SCIENTIFIC LEARNING CORP
filed 2007-07-26
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

          As of July 15, 2007, there were 17,184,660 shares of Common Stock outstanding.

SCIENTIFIC LEARNING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Scientific Learning Corporation
Condensed Balance Sheets
(In thousands)
Unaudited

	June 30, 2007	December 31, 2006

Assets
Current assets:
Cash and cash equivalents	$9,409	$16,364
Accounts receivable, net	16,252	7,098
Prepaid expenses and other current assets	1,483	971

Total current assets	27,144	24,433

Property and equipment, net	1,341	941
Other assets	893	909

Total assets	$29,378	$26,283

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$372	$607
Accrued liabilities	4,805	5,089
Deferred revenue	14,395	14,786

Total current liabilities	19,572	20,482
Deferred revenue, long-term	6,695	4,373
Other liabilities	432	411

Total liabilities	26,699	25,266

Stockholders’ equity:
Common stock and additional paid-in capital	80,540	78,909
Accumulated deficit	(77,861)	(77,892)

Total stockholders’ equity	2,679	1,017

Total liabilities and stockholders’ equity	$29,378	$26,283

See accompanying notes.

Scientific Learning Corporation
Condensed Statements of Operations
(In thousands, except per share amounts)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Revenues:
Products	$11,026	$10,529	$16,479	$15,876
Service and support	3,551	2,424	6,911	4,908

Total revenues	14,577	12,953	23,390	20,784

Cost of revenues:
Cost of products	494	529	800	849
Cost of service and support	2,087	1,978	4,341	3,827

Total cost of revenues	2,581	2,507	5,141	4,676

Gross profit	11,996	10,446	18,249	16,108

Operating expenses:
Sales and marketing	6,197	5,443	12,602	10,822
Research and development	1,223	1,090	2,369	2,113
General and administrative	2,059	1,632	3,831	3,198

Total operating expenses	9,479	8,165	18,802	16,133

Operating income (loss)	2,517	2,281	(553)	(25)

Other income from related party	38	37	117	75
Interest and other income	216	83	471	177

Income before income tax	2,771	2,401	35	227
Income tax provision	112	13	4	13

Net income	$2,659	$2,388	$31	$214

Basic net income per share:	$0.16	$0.14	$—	$0.01

Shares used in computing basic net income per share	17,109	16,810	17,068	16,804

Diluted net income per share:	$0.15	$0.13	$—	$0.01

Shares used in computing diluted net income per share	18,291	17,822	18,220	17,871

See accompanying notes.

Scientific Learning Corporation
Condensed Statements of Cash Flows
(In thousands)
Unaudited

	Six Months Ended June 30,

	2007	2006

Operating Activities:
Net income	$31	$214
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	163	276
Stock-based compensation	936	891
Changes in operating assets and liabilities:
Accounts receivable	(9,154)	(8,307)
Prepaid expenses and other current assets	(512)	(69)
Other assets	16	16
Accounts payable	(235)	(50)
Accrued liabilities	(284)	1,926
Deferred revenue	1,931	1,239
Other liabilities	21	4

Net cash used in operating activities	(7,087)	(3,860)

Investing Activities:
Purchases of property and equipment, net	(563)	(317)
Maturity of investments	—	3,043
Repayment on officer loans and accrued interest	—	213

Net cash provided by (used in) investing activities	(563)	2,939

Financing Activities:
Proceeds from issuance of common stock, net	695	207

Net cash provided by financing activities	695	207

Decrease in cash and cash equivalents	(6,955)	(714)

Cash and cash equivalents at beginning of period	16,364	9,022

Cash and cash equivalents at end of period	$9,409	$8,308

See accompanying notes.

Supplemental schedule of noncash financing activities:
Common stock surrendered in connection with repayment of officer loans	—	$84

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

Interim Financial Information

The interim financial information as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 is unaudited, but includes all normal recurring adjustments that we consider necessary for a fair presentation of our financial position at such date and our results of operations and cash flows for those periods.

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which primarily consist of cash on deposit with banks, money market funds, and US Government agencies with a maturity of three months or less, are stated at cost, which approximates fair value.

Other Assets

Other assets consist of the following (in thousands):

	June 30, 2007	December 31, 2006

Long-term lease deposits	$855	$855
Other non current assets	38	54

	$893	$909

Net Income Per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution of securities by adding common stock equivalents (computed using the treasury stock method) to the weighted-average number of common shares outstanding during the period, if dilutive.

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

The following table sets forth the computation of net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Net income	$2,659	$2,388	$31	$214

Weighted average shares used in calculation of basic net income per share	17,109	16,810	17,068	16,804
Effect of dilutive securities:
Employee stock options and awards	1,182	1,012	1,152	1,067

Weighted-average diluted common shares	18,291	17,822	18,220	17,871

Net income per common share - basic	$0.16	$0.14	$—	$0.01

Net income per common share - diluted	$0.15	$0.13	$—	$0.01

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

2. Stock-Based Compensation

Compensation Cost

The following table summarizes our stock-based compensation expense resulting from the application of SFAS 123R in the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Cost of service and support revenues	$55	$57	$103	$97
Sales and marketing	193	216	391	354
Research and development	97	89	185	151
General and administrative	126	148	257	289

Total stock-based compensation expense	$471	$510	$936	$891

There were no stock options granted in the three or six month periods ended June 30, 2007 or 2006.

Notes to Condensed Financial Statements

2. Stock-Based Compensation (continued)

Summary of Stock Options

The following table summarizes all stock option activity under our share-based compensation plans for the six months ended June 30, 2007:

	Outstanding Options

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2006	3,299,539	$4.23
Granted	—	—
Exercised	(103,500)	$4.56
Forfeited and expired	(29,280)	$10.69

Outstanding at June 30, 2007	3,166,759	$4.16	5.21	$9,952,520

Vested and expected to vest at June 30, 2007	2,705,905	$4.49	5.19	$7,854,178

Exercisable at June 30, 2007	2,150,442	$4.92	5.04	$5,689,649

The aggregate intrinsic value of options outstanding at June 30, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 2,962,576 shares that had exercise prices that were lower than the $6.75 market price of our common stock at June 30, 2007 (“in the money options”). The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $211,000 and $45,000, respectively. The intrinsic value of options vested during the six months ended June 30, 2007 and 2006 was $839,000 and $803,000, respectively.

The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2007:

	Outstanding			Exercisable

Price Range	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price Per Share

$0.60 - $1.39	1,115,070	$1.38	4.9	365,070	$1.35
$1.40 - $1.90	376,600	$1.71	5.2	376,600	$1.71
$1.98 - $5.69	739,021	$4.68	5.3	678,797	$4.62
$5.80 - $6.75	731,885	$6.02	6.5	525,917	$6.04
$6.77 - $39.88	204,183	$15.32	2.5	204,058	$15.33

	3,166,759	$4.16	5.2	2,150,442	$4.92

As of June 30, 2007, total unrecognized compensation cost related to stock options granted under our various plans was $938,000. We expect that cost to be recognized over a weighted-average period of 1.1 years.

Notes to Condensed Financial Statements

2. Stock-Based Compensation (continued)

Summary of Restricted Stock Units

The following table summarizes all restricted stock unit activity under our share-based compensation plan for the six months ending June 30, 2007:

	Outstanding Restricted Stock Units

	Number of Shares	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2006	229,000
Awarded	291,500
Vested	(60,500)
Forfeited or expired	(8,500)

Outstanding at June 30, 2007	451,500

Vested and expected to vest at June 30, 2007	340,845	1.73	$2,300,706

Restricted stock units were awarded for the first time in 2006 under our 1999 Equity Incentive Plan. The fair value of these grants was calculated based upon the fair market value of our stock at the date of grant, less an estimate of pre-vesting forfeitures. The weighted-average grant-date fair value of restricted stock units awarded during the six months ending June 30, 2007 and 2006 was $7.05 and $4.88, respectively.

Employee Stock Purchase Plan (“ESPP”)

ESPP awards were valued using the Black-Scholes model using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Expected life (in years)	0.5 - 1	0.5 - 1	0.5 - 1	0.5 - 1
Risk-free interest rate	5.0%	3.9%	5.0%	3.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	50%	43%	52%	45%

Disclosures Pertaining to All Share-Based Compensation Plans

Cash received under all share-based payment arrangements for the six months ended June 30, 2007 and 2006 was $695,000 and $207,000, respectively, which related to the exercise of stock options and the purchase of ESPP shares. Because of our net operating losses and related valuation allowance, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the six months ended June 30, 2007 or 2006.

3. Comprehensive Income

We have no items of other comprehensive income, and accordingly, the comprehensive income is equal to net income for all periods presented.

Notes to Condensed Financial Statements

4. Warranties; Indemnification

We generally provide a warranty that our software products substantially operate as described in the manuals and guides that accompany the software for a period of 90 days. The warranty does not apply in the event of misuse, accident, and certain other circumstances. To date, we have not incurred any material costs associated with these warranties and have no accrual for such items at June 30, 2007.

From time to time, we enter into contracts that require us, upon the occurrence of certain contingencies, to indemnify parties against third party claims. These contingent obligations primarily relate to (i) claims against our customers for violation of third party intellectual property rights caused by our products; (ii) claims resulting from personal injury or property damage resulting from our activities or products; (iii) claims by our office lessor arising out of our use of the premises; and (iv) agreements with our officers and directors under which we may be required to indemnify such persons for liabilities arising out of their activities on behalf of ourselves. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our balance sheet as of June 30, 2007 or June 30, 2006.

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

During the three and six months ended June 30, 2007, we recorded $38,000 and $116,000 in royalty income from PSC, respectively. For the comparable period in 2006, we recorded $37,000 and $75,000 in royalty income, respectively. Amounts received to date and any future receipts are being reported as other income as we do not consider these royalties to be part of our recurring operations.

6. Bank Line of Credit

On June 5, 2007 we amended and extended our existing revolving line of credit agreement with Comerica Bank. The maximum that can be borrowed under the agreement is $5.0 million. The line expires on December 2, 2008. Borrowing under the line of credit bears interest at a floating prime rate, or a fixed rate of LIBOR plus 2.5%. To secure the line we granted Comerica a security interest in all of our assets other than our intellectual property. We also agreed with Comerica that we will not grant a security interest in our intellectual property to any third party. Borrowings under the line are subject to various covenants. The agreement includes a letter of credit sublimit not to exceed $1.0 million. At June 30, 2007, we have an outstanding letter of credit for $200,000. There were no borrowings outstanding on the line of credit at June 30, 2007.

7. Provision for Income Taxes

In the six months ended June 30, 2007, we recorded an income tax provision of $4,000, based on our expectation that we will be profitable for the fiscal year. For the six months ended June 30, 2006 we recorded an income tax provision of $13,000. The tax provision principally consists of federal and state taxes currently payable offset by the utilization of net operating losses resulting in an effective tax rate of approximately 4.5%. In the three months ended June 30, 2007, we recorded an income tax provision of $112,000 in order to produce an effective tax rate of approximately 4.5% on a year to date basis. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and previously reported net losses, we continue to maintain a full valuation allowance against our remaining net deferred tax assets.

Notes to Condensed Financial Statements

7. Provision for Income Taxes (continued)

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

As a result of the implementation of FIN 48, we did not recognize any increase or decrease in the liability for unrecognized tax benefits related to tax positions taken in prior periods, therefore, there was no corresponding adjustment to the opening balance of retained earnings. Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. We made no reclassifications between current and long term taxes payable upon adoption of FIN 48. Our total amount of unrecognized tax benefits as of the January 1, 2007 adoption date and June 30, 2007 was $1.4 million. Also, we have no unrecognized tax benefits that, if recognized, would affect our current or future effective tax rate.

Our continuing practice is to recognize interest and penalties relating to income tax matters in income tax expense. We recorded no such expense in the six month period ended June 30, 2007, and had no accruals at June 30, 2007.

Our only major tax jurisdiction is the United States and our 2003-2006 tax years remain subject to examination by the appropriate governmental agencies due to our operating loss positions. Our federal income tax return for 2004 is currently under examination.

8. Commitments and Contingencies

On July 15, 2005, SkyTech, Inc., or SkyTech, filed a complaint against us in the District Court for the State of Minnesota, Fourth Judicial District, alleging claims of fraud, breach of contract, breach of duty of good faith and fair dealing, tortuous interference, and indemnity. SkyTech alleged that it entered into an independent sales representative agreement, or the “Agreement”, with us in October 2002 pursuant to which it has an exclusive right to market our products to the “After School” market. SkyTech further alleged that we prevented SkyTech’s performance of the Agreement and that we wrongly terminated the Agreement. SkyTech asserted that it was entitled to an unspecified amount of damages comprised of lost commissions and other damages, attorney’s fees, costs and punitive damages. In addition to the SkyTech claims, SkyLearn, L.L.C and HEK, Inc., both of which claimed to be subcontractors of SkyTech, claimed that they suffered damages from our alleged actions with respect to SkyTech. In December 2005, the court granted our motion to dismiss the case and to compel arbitration. The Plaintiffs appealed the ruling. In December 2006, the Minnesota state court of appeals affirmed the trial court’s ruling and in February 2007 the Minnesota Supreme Court denied plaintiff’s request for review.

In October 2005, we initiated an arbitration proceeding before the American Arbitration Association in San Francisco, California. Our arbitration complaint alleged that SkyTech owed us for training charges that remain unpaid under the Agreement and sought declaratory relief regarding SkyTech’s claims against us. SkyTech asserted counterclaims against us in the arbitration, repeating the claims made in the Minnesota case and asserting damages of $10 million. In May 2007, both parties agreed to dismiss with prejudice all claims and counterclaims in the arbitration, and the arbitration matter has been closed.

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

Overview

We develop and distribute the Fast ForWord family of software. Our patented products build learning capacity by rigorously and systematically applying neuroscience-based learning principles to improve the fundamental cognitive skills required to read and learn. Our products are based on more than 30 years of neuroscience and cognitive research, and results from our products are fast, effective and enduring. These results have been demonstrated through brain imaging studies, changes in achievement on standardized reading tests and more than 135 efficacy studies. Our products are marketed primarily to K-12 schools in the US, to whom we sell through a direct sales force. To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support. Since our inception, learners have used our Fast ForWord products over one million times and almost 4,900 K-12 schools have purchased at least $10,000 of our Fast ForWord product licenses and services. As of June 30, 2007 we had 208 full-time employees, compared to 195 at December 31, 2006.

Business Highlights

We market our Fast ForWord products primarily as a reading intervention solution for struggling, at-risk, English language learning and special education students. Approximately 70% of the 55 million public and private school K-12 students in the United States test as not proficient in reading. While our installed base is growing, the 4,900 schools that have purchased at least $10,000 of our product licenses and services represent a small fraction of the approximately 125,000 K-12 schools in the US. In June 2007, we introduced the Reading Progress Indicator assessment as a new component in our Progress Tracker data system offering. Reading Progress Indicator is designed to provide customers with a rapid and convenient way to measure students’ reading skills before and after Fast ForWord product use. The Reading Progress Indicator assessment was developed with and licensed from an independent third party, Bookette Software Company. Revenues from the Reading Progress Indicator were not material for the three months ended June 30, 2007.

We expect to introduce shorter 30 minute protocols for all of our products later in 2007. Our customers typically use 50 – 100 minute daily protocols. This new option will provide schools with increased flexibility in implementing the Fast ForWord products.

Sales of our products are included in the growing supplemental education materials segment of the overall education materials market. The most recent annual survey summarized in Education Market Research’s Complete K-12 Report estimates that the total market for K-12 supplemental instructional materials in the United States is $2.2 billion, up from $1.4 billion in the 1998/99 school year. Between 1998/99 and 2005/06, this market had an average annual growth rate of 6.8%. In addition, educational software sales are expected to grow over the long-term in the range of 7% to 9% per year. Education Market Research’s Complete K-12 Newsletter estimated the market for all educational software at approximately $800 million for the 2004/05 school year. The educational materials market is expected to continue to grow, driven by increasing enrollment of pre-K-12 students, performance and educator accountability requirements of federal legislation, and a projected increase in current expenditures per student.

Federal education funds are a critical resource in helping school districts address the needs of the most challenged learners. We believe that a significant proportion of our sales are funded by federal sources, particularly Title One and IDEA (special education) grants. In fiscal 2006, the federal government appropriated $10.6 billion to state grants for special education and $12.7 million to Title One grants to local education agencies.

Company Highlights

For the three months ended June 30, 2007, our total booked sales increased by 28% over the same period in 2006, and for the six months ended June 30, 2007 our total booked sales increased by 15% over the same period in 2006. (Booked sales is a non-GAAP financial measure. For more explanation on booked sales, see Booked Sales and Selling Activity, below).

Our target annual growth rate for revenue and booked sales remains 20%-25%.

For the three months ended June 30, 2007, we closed 25 transactions in excess of $100,000, compared to 35 in the second quarter of 2006. Our growth in booked sales in the current quarter was primarily due to the effect of one transaction for approximately $7.4 million. One of our major goals is to increase the number of large booked sales, which we believe to be an important indicator of education industry acceptance and critical to achieving our booked sales targets. These large transactions frequently require school board approvals and their timing is often difficult to predict.

For the three months ended June 30, 2007, our total revenue increased by 13% compared to the same period in 2006; for the six months ended June 30, 2007, our total revenue also increased by 13% compared to the same period in 2006. Product revenue was up by 5% and 4% in the three and six months periods ended June 30 2007, respectively, compared to the same periods in 2006. Product revenues increased more slowly than total revenues mainly due to an increase in multiple year service and support packages in our second quarter sales mix which include a lower proportion of product. Service and support revenue increased by 46% and 41%, respectively, in the three and six months periods ended June 30 2007, due to more services delivered and a higher number of schools on support.

For the three and six months ended June 30, 2007, gross profit increased by 15% and 13% respectively over the comparable periods in the prior year, mainly due to improvement in service margins. Operating expenses were higher in the three and six month periods ended June 30, 2007 than they were in the comparable periods in 2006, mostly due to headcount growth, primarily in sales.

At June 30, 2007 and 2006 we had no outstanding debt.

Results of Operations

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,

(dollars in thousands)	2007	Chang e	2006	2007	Change	2006

Products	$11,026	5%	$10,529	$16,479	4%	$15,876
Service and support	3,551	46%	$2,424	6,911	41%	$4,908

Total revenues	$14,577	13%	$12,953	$23,390	13%	$20,784

Product revenues, which comprise the majority of our revenue, increased modestly during the three and six months ended June 30, 2007, compared to the same periods in 2006. Product revenues increased more slowly than total revenues mainly due to an increase in multiple year service and support packages in our second quarter sales mix which include a lower proportion of product revenue. Product revenue for the three and six months ended June 30, 2007 includes approximately $3.2 million recognized as a result of the $7.4 million transaction noted above.

Our service and support revenue increased significantly during the three and six months ended June 30, 2007 compared to the same periods in 2006 due to more services delivered and a higher number of schools on support.

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

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2007	Change	2006	2007	Change	2006

Booked sales	$19,482	28%	$15,239	$25,320	15%	$22,023
Less: revenue	14,577	13%	12,953	23,390	13%	20,784

Net increase in deferred revenue	4,905		2,286	1,930		1,239

Total deferred revenue end of period	$21,090	16%	$18,242	$21,090	16%	$18,242

Booked sales in the K-12 sector increased by 30% to $18.1 million during the three months ended June 30, 2007, and by 15% to $23.4 million for the six months ended June 30, 2007, compared to the same periods in 2006. The characteristics of our public school market cause us to have a potentially long and unpredictable sales cycle.

Booked sales to the K-12 sector for the three and six months ended June 30, 2007 were respectively 93% and 92% of total booked sales, compared to 91% and 92% in the same periods in 2006. Booked sales to non-school customers, primarily private practice clinicians, increased by 9% for both the three months and six months ended June 30, 2007, compared to the same periods in the previous year. We expect modest growth in booked sales to customers other than U.S. schools during the remainder of 2007, as sales to international customers are expected to grow.

We believe large booked sales are an important indicator of mainstream education industry acceptance and an important factor in reaching our goal of increasing sales force productivity. During the second quarter of 2007, we closed 25 sales that had a contract value in excess of $100,000 compared to 35 during the same period in 2006. For the three months and six months ended June 30, 2007, approximately 76% and 67%, respectively, of our K-12 booked sales were realized from transactions valued at over $100,000. For the comparable periods in 2006, these large booked sales accounted for approximately 76% and 75%, respectively, of booked sales. Large booked sales include volume and negotiated discounts but the percentage discount applicable to any given transaction will vary and the relative percentage of large booked sales and smaller booked sales in a given quarter may fluctuate. Because we discount product license fees but do not discount service and support fees, product booked sales and revenue are disproportionately affected by discounting. We cannot predict the size and number of large transactions in the future.

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

Gross Profit and Cost of Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2007	2006	2007	2006

Gross profit on products	$10,532	$10,000	$15,679	$15,027
Gross profit margin on products	96%	95%	95%	95%
Gross profit on service and support	1,464	446	2,570	1,081
Gross profit margin on services and support	41%	18%	37%	22%

Total gross profit	$11,996	$10,446	$18,249	$16,108
Total gross profit margin	82%	81%	78%	78%

The overall gross profit margin increased slightly for the three months ended June 30, 2007 and was unchanged for the six months ended June 30, 2007, compared to the same periods in 2006. In the three months ended June 30, 2007, higher margin product revenues comprised 76% of total revenues compared to 81% in the comparable period in 2006, and product margins were up by 1%, mainly due to savings on fulfillment costs. The 46% revenue growth in service and support more than offset a 6% increase in service and support costs, resulting in an increase in the gross margin from 18% to 41%. The main reasons for this increase in gross margin were higher staff utilization and leverage from our new Tucson support center. In the six months ended June 30, 2007, service and support revenues increased by 41% and costs by 13%, resulting in a 13% improvement in gross profit.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2007	Change	2006	2007	Change	2006

Sales and marketing	$6,197	14%	$5,443	$12,602	16%	$10,822
Research and development	1,223	12%	1,090	2,369	12%	2,113
General and administrative	2,059	26%	1,632	3,831	20%	3,198

Total operating expenses	$9,479	16%	$8,165	$18,802	17%	$16,133

Sales and Marketing Expenses: For the three and six months ended June 30, 2007, our sales and marketing expenses increased by 14% and 16%, respectively, compared to the same periods in 2006. These increases are mainly due to higher employee costs, as headcount has increased by 8% year over year, and to increased spending on marketing initiatives. At June 30, 2007, we had 47 quota-bearing field sales personnel compared to 41 at June 30, 2006.

Research and Development Expenses: For both the three and six month periods ended June 30, 2007, our research and development expenses increased by 12%, compared to the same periods in 2006. The increase is primarily due to higher outsourced development costs. Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs.

General and Administrative Expenses: For the three and six months ended June 30, 2007, our general and administrative expenses increased by 26% and 20%, respectively, compared to the same periods in 2006. The primary reason for the increase is that in the six months ended June 30, 2007 we incurred approximately $325,000 in legal, accounting and printing costs related to our pending secondary stock offering. Approximately $289,000 of these costs were incurred in the second quarter. Additionally, in the three and six month periods ended June 30, 2007, recruiting expenses increased by $111,000 compared to the same periods in the previous year.

Other Income from Related Party

In September 2003, we signed an agreement with Posit Science Corporation (“PSC”), transferring technology to PSC for use in the health field. During the six months ended June 30, 2007, we recorded $116,000 in royalty income from PSC. For the comparable period in 2006, we recorded $75,000 in royalty income. Amounts received to date and any future receipts are being reported as other income as we do not consider these royalties to be part of our recurring operations.

Interest and Other Income

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2007	Change	2006	2007	Change	2006

Interest and other income, net	$216	160%	$83	$471	166%	$177

For the three months ended June 30, 2007, interest and other income consisted primarily of interest earned on our invested cash of $124,000 and a reclassification of $87,000 of service and support revenue relating to two customers for whom we are no longer performing services. In the three months ended June 30, 2006, interest and other income comprised mainly interest earned on our invested cash of $79,000.

For the six months ended June 30, 2007, interest and other income consisted primarily of interest earned on our invested cash of $292,000 and a reclassification of $174,000 of service and support revenue relating to two customers for whom we are no longer performing services. In the six months ended June 30, 2006, interest and other income comprised mainly interest earned on our invested cash of $172,000.

Provision for Income Taxes

In the six months ended June 30, 2007, we recorded an income tax provision of $4,000, based on our expectation that we will be profitable for the fiscal year. For the six months ended June 30, 2006 we recorded an income tax provision of $13,000. The tax provision principally consists of federal and state taxes currently payable offset by the utilization of net operating losses resulting in an effective tax rate of approximately 4.5%. In the three months ended June 30, 2007, we recorded an income tax provision of $112,000 in order to produce an effective tax rate of approximately 4.5% on a year to date basis. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and previously reported net losses, we continue to maintain a full valuation allowance against our remaining net deferred tax assets.

Liquidity and Capital Resources

Our cash and cash equivalents were $9.4 million at June 30, 2007, compared to $16.4 million at December 31, 2006. We expect that our cash flow from operations and our current cash balances will be the primary source of liquidity and will be sufficient to provide the necessary funds for our operations and capital expenditures during at least the next 12 months. Accomplishing this, however, will require us to meet specific booked sales targets in the K-12 market. We cannot assure you that we will meet our targets with respect to booked sales, revenues, expenses or operating results.

We have a line of credit with Comerica Bank totaling $5.0 million, which we recently extended to December 2, 2008. The line is subject to limitations based on our quick ratio and tangible net worth. Borrowings under the line are subject to various covenants, which may limit our financial and operating flexibility. At June 30, 2007, there were no borrowings outstanding under the line, other than an outstanding letter of credit for $0.2 million. As of June 30, 2007, we were in compliance with all our covenants.

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

Historically, our first quarter is our lowest booked sales quarter, reflecting school purchasing cycles and a trend in our industry. Therefore, we may have negative cash flow in some quarters, particularly the first quarter, and may borrow funds from time to time. We generally use cash in operations during the first quarter and this trend continued in 2007. Our second quarter is historically our highest booked sales quarter, and the timing of sales and the payment terms given determine whether we generate or use cash. In the three months ended June 30, 2007, a large proportion of our sales did not require payment until the next quarter, which adversely impacted our cash position at the end of the quarter.

Net cash used in operating activities for the six months ended June 30, 2007 was $7.1 million compared to cash used of $3.9 million during the same period in 2006. This difference was primarily the result of higher spending, mainly due to increased headcount costs and higher bonus payments, and the timing of receipts from customers.

Net cash used in investing activities for the six months ended June 30, 2007 was $563,000, entirely due to capital spending. Net cash generated by investing activities for the six months ended June 30, 2006 was $2.9 million, primarily due to the maturity of $3.0 million of short term investments. We also received the final payment on our outstanding officer loans during the three months ended March 31, 2006 of $213,000. Capital spending for the six months ended June 30, 2006 was $317,000.

Financing activities generated $695,000 for the six months ended June 30, 2007, compared to $207,000 for the six months ended June 30, 2006, from the sale of stock upon option exercises and the employee stock purchase plan.

For the six months ended June 30, 2007 and June 30, 2006 we had no borrowings.

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

We also make royalty payments to the institutions that participated in the original research that produced our initial products. Our minimum royalty payments are $150,000 per year.

The following table summarizes our obligations at June 30, 2007 and the effects such obligations are expected to have on our liquidity and cash flow in future periods (dollars in thousands)

(dollars in thousands)	Total	Less than 1 year	2 - 3 years	4 - 5 years	Thereafter

Contractual Obligations:
Operating lease obligations	$6,917	$994	$2,016	$2,160	$1,747
Purchasing obligations	1,125	150	300	300	375

Total	$8,042	$1,144	$2,316	$2,460	$2,122

Our purchase order commitments at June 30, 2007 are not material.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the rate of interest that we earn on our cash and cash equivalents. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at June 30, 2007 would not have a material affect on our results of operations.

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

As required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, and concluded that our disclosure controls and procedures were effective as of June 30, 2007.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 15, 2005, SkyTech, Inc., or SkyTech, filed a complaint against us in the District Court for the State of Minnesota, Fourth Judicial District, alleging claims of fraud, breach of contract, breach of duty of good faith and fair dealing, tortuous interference, and indemnity. SkyTech alleged that it entered into an independent sales representative agreement, or the “Agreement”, with us in October 2002 pursuant to which it has an exclusive right to market our products to the “After School” market. SkyTech further alleged that we prevented SkyTech’s performance of the Agreement and that we wrongly terminated the Agreement. SkyTech asserted that it was entitled to an unspecified amount of damages comprised of lost commissions and other damages, attorney’s fees, costs and punitive damages. In addition to the SkyTech claims, SkyLearn, L.L.C and HEK, Inc., both of which claimed to be subcontractors of SkyTech, claimed that they suffered damages from our alleged actions with respect to SkyTech. In December 2005, the court granted our motion to dismiss the case and to compel arbitration. The Plaintiffs appealed the ruling. In December 2006, the Minnesota state court of appeals affirmed the trial court’s ruling and in February 2007 the Minnesota Supreme Court denied plaintiff’s request for review.

In October 2005, we initiated an arbitration proceeding before the American Arbitration Association in San Francisco, California. Our arbitration complaint alleged that SkyTech owed us for training charges that remain unpaid under the Agreement and sought declaratory relief regarding SkyTech’s claims against us. SkyTech asserted counterclaims against us in the arbitration, repeating the claims made in the Minnesota case and asserting damages of $10 million. In May 2007, both parties agreed to dismiss with prejudice all claims and counterclaims in the arbitration, and the arbitration matter has been closed.

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

Our quarterly revenue from perpetual licenses became more unpredictable in 2006 than in prior years. Since our December 2004 pricing change, we recognize revenue from most of our perpetual license sales at the time of sale. In addition to the variability in revenue recognition timing from our different license and service packages, this has resulted in a more seasonal revenue pattern. Before the pricing change, perpetual license revenue was recognized over the related service period and was somewhat more predictable.

In addition, our sales strategy emphasizes district-level, multi-site transactions. The receipt or implementation of a single large order, or conversely its loss or delay, can significantly impact the level of sales booked and revenue recognized in a given quarter. For example, for our fiscal quarter ended June 30, 2007, we recorded booked sales of over $7 million for one transaction, which represented approximately 38% of our booked sales for that quarter. Without that transaction, our booked sales for the quarter ended June 30, 2007 would have decreased relative to the quarter ended June 30, 2006 rather than increase by 28%.

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

We started operations in February 1996 and through 2002 incurred significant operating losses. We first became profitable in 2003, incurred a net loss in 2004, were again profitable in 2005 and had a modest operating loss and modest net income in 2006.We incurred a net loss in the first quarter of 2007 and had net income in the second quarter of 2007. At June 30, 2007, we had an accumulated deficit of $77.9 million from inception.

Our strategic and operating goals include increasing our booked sales, revenue and net income. In 2006, our booked sales increased 37% over 2005 levels, when booked sales had fallen approximately 15% from 2004. In the first six months of 2007, our booked sales increased 15% compared to the first six months of 2006. Our ability to achieve increased booked sales, revenue and net income depends on many factors, including but not limited to market acceptance of our products, availability of funding, customers’ prior experience with our products, and general economic conditions, some of which are outside of our control. To meet our targets, we will need to make substantial investments in operations. We cannot assure you that we will meet our targets with respect to revenue or operating results.

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

We will be required to comply with the management report requirements of Sarbanes-Oxley Section 404 as of December 31, 2007. If we are unable to comply with Section 404 when we are required to do so or are unable to conclude that our internal control over financial reporting is effective for the 2007 fiscal year, such non-compliance or ineffective controls could have a materially adverse effect on us.

Under Sarbanes-Oxley Section 404, as implemented by the SEC and PCAOB, we will be required to provide a management report and auditors’ attestation and report on our internal control over financial reporting. We have not previously been subject to this requirement. Under current rules, our deadline for compliance will be December 31, 2007 for the management report requirement and December 31, 2008 for the auditor attestation requirement.

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

We believe that cash flow from operations will be our primary source of funding for our operations during 2007 and the next several years. In 2006, we generated $4.3 million in cash from operating activities, and we ended the year with $16.4 million in cash and equivalents. In 2005, we used $2.1 million in cash in our operating activities, reflecting the decline in our booked sales from 2004 and higher expenses to support our growth goals. In the six months ended June 30, 2007, we used cash in our operating activities of $7.1 million, compared to $ 3.9 million in the first half of 2006. As of June 30, 2007, we had $ 9.4 million in cash and cash equivalents.

In addition, we have a line of credit with Comerica Bank totaling $5.0 million, which expires on December 30, 2008. At June 30, 2007 no borrowings were outstanding and we were in compliance with the covenants of that line.

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

Our most important products are based on licensed inventions owned by the University of California and Rutgers, the State University of New Jersey. In 2006, we generated approximately 76% of our booked sales from products that use this licensed technology. If we were to lose our rights under these licenses (whether through expiration of our exclusive license period, expiration of the underlying patent’s exclusivity, invalidity or unenforceability of the underlying patents, a breach by us of the terms of the license agreements or otherwise), such a loss of these licensed rights or a requirement that we must re-negotiate these licenses could materially harm our booked sales, our revenue and our net income.

If we are unable to adequately protect our intellectual property rights or if we infringe on the rights of others, we could become subject to significant liabilities, need to seek licenses or lose our rights to sell our products.

Our ability to compete effectively depends in part on whether we are able to maintain the proprietary aspects of our technology and to operate without infringing on the proprietary rights of others. It is possible that our issued patents will not offer sufficient protection against competitors with similar technology, that our trademarks will be challenged or infringed by competitors, or that our pending patent applications will not result in the issuance of patents. Issued patents can prove to be invalid or unenforceable as a result of a variety of reasons, including deficiencies in prosecution. As a result of potential deficiencies during the prosecution of certain patents to which we have rights, it is possible that these patents may be subject to a claim of unenforceability or invalidity. If others are able to develop similar products due to the expiration, unenforceability or invalidity of the underlying patents, the resulting competition could materially harm our booked sales, revenue and net income. The Company also typically does not register its copyrights in the United States, which may make it difficult to collect damages from a third party that may be infringing a Company copyright. The degree of future protection for our proprietary rights is also uncertain for products or product improvements in early-stage development, because it is difficult to predict from early-stage development efforts which product(s) will ultimately be marketed or what form the ultimately marketed product(s) will take.

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

The export of some of our products was not made in compliance with applicable export control regulations, and as a result we may be subject to fines and penalties.

In September 2006, we began shipping a new version of our Fast ForWord products that uses limited encryption features. Such software is subject to U.S. export control regulations and requires a one-time review from the Bureau of Industry and Security, or BIS, of the U.S. Department of Commerce to obtain authorization to ship the product outside of the United States and Canada. Although we made the required filing on May 8, 2007 and received approval on May 31, 2007, our exports of this product between September 2006 and May 4, 2007 were not made in compliance with the regulations. We have voluntarily reported this violation to BIS. BIS can assess monetary fines and penalties for each export made in violation of the regulations. Although we do not expect that any fines or penalties imposed on us will be material, we cannot assure you that the actual amount of such fines and penalties, if any, will not have a material adverse effect on our financial condition.

Our ability to utilize our net operating loss carryforwards may be limited.

Our federal net operating loss carryforwards are subject to limitations on how much may be utilized on an annual basis. The use of the net operating loss carryforwards is expected to have additional limitations resulting from certain future ownership changes or other factors under Section 382 of the Internal Revenue Code.

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

At June 30, 2007, Warburg, Pincus Ventures, our largest shareholder, owned approximately 45% of our outstanding stock, Trigran Investments owned approximately 10% of our outstanding stock, and our executive officers and directors held approximately 16% of the outstanding stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may have interests that diverge from those of other stockholders. This concentration of ownership may also delay, prevent or deter a change in control of our company.

Our common stock is thinly traded and its price is volatile.

Our common stock presently trades on the Nasdaq Global Market, and our trading volume is low. For example, during the six months ended June 30, 2007, our average daily trading volume was approximately 9,700 shares. The market price of our common stock has been highly volatile since our July 1999 initial public offering and could continue to be subject to wide fluctuations. The last reported sales price of our common stock on the Nasdaq Global Market on July 23, 2007 was $7.10 per share. The 7,661,638 shares that Warburg Pincus Ventures and its affiliates are selling in our pending secondary offering represent 44.6% of our 17,178,660 outstanding shares of common stock as of June 30, 2007. After the completion of that offering, the market price of our common stock may decline significantly in response to the addition of such a large number of freely tradable shares into a thinly traded public market for our common stock.

Item 4. Submission of Matters to a Vote of Security Holders

On June 1, 2007 the Company held its annual meeting of stockholders. At the meeting, the following matters were voted upon.

Proposal 1 - Election of Directors. Each of the three nominees was elected, as follows:

Nominee	Vote for Nominee	Vote Withheld from Nominee
Robert C. Bowen	14,698,190	579,096
Joseph B. Martin	14,683,180	594,106
Edward Vermont Blanchard, Jr.	14,768,320	508,966

The other directors whose term of office as a director continued after the meeting are: Ajit Dalvi, Carleton A. Holstrom, Michael M. Merzenich, Rodman W. Moorhead, David M. Smith and Paula A. Tallal.

Proposal 2. Approval of amendment to the certificate of incorporation and bylaws to declassify the board of directors. The proposal was passed, as follows:

Votes For	15,160,562
Votes Against	105,899
Abstentions	10,825

Proposal 3. Approval of the 1999 Equity Incentive Plan, as amended to increase the number of shares authorized by 1,000,000 and to make other changes. The proposal was passed, as follows:

Votes For	12,312,472
Votes Against	172,088
Abstentions	3,184
Not Voted	2,789,542

Proposal 4. Approval of the 1999 Employee Stock Purchase Plan, as amended to increase the number of authorized shares by 500,000. The proposal was passed, as follows:

Votes For	12,386,680
Votes Against	100,155
Abstentions	909
Not Voted	2,789,542

Proposal 5. Ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007. The proposal was passed, as follows:

Votes For	15,202,049
Votes Against	68,980
Abstentions	6,257

Item 6. Exhibits and Reports on Form 8-K

          (a)      Exhibits

Exhibit No.	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws

3.3 (2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation

31.1	Certification of Chief Executive Officer (Section 302).

31.2	Certification of Chief Financial Officer (Section 302).

32.1	Certification of Chief Executive Officer (Section 906).

32.2	Certification of Chief Financial Officer (Section 906).

(1)	Incorporated by reference to exhibit previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2007, file no. 000.2457.

(2)	Incorporated by reference to exhibits previously filed with the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed July 13, 2007, registration no. 333-143093.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 25, 2007

SCIENTIFIC LEARNING CORPORATION (Registrant)

/s/ Jane A. Freeman

Jane A. Freeman
Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws

3.3 (2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation

31.1	Certification of Chief Executive Officer (Section 302).

31.2	Certification of Chief Financial Officer (Section 302).

32.1	Certification of Chief Executive Officer (Section 906).

32.2	Certification of Chief Financial Officer (Section 906).

(1)	Incorporated by reference to exhibit previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2007, file no. 000.2457.

(2)	Incorporated by reference to exhibits previously filed with the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed July 13, 2007, registration no. 333-143093.