Form 10-Q
period 2007-09-30
SCIENTIFIC LEARNING CORP
filed 2007-11-07
CIK 1042173

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007

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

            As of October 15, 2007, there were 17,271,877 shares of Common Stock outstanding.

SCIENTIFIC LEARNING CORPORATION INDEX TO FORM 10-Q FOR THE QUARTER ENDED September 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Scientific Learning Corporation
Condensed Balance Sheets
(In thousands)
Unaudited

	September 30, 2007	December 31, 2006

Assets
Current assets:
Cash and cash equivalents	$19,877	$16,364
Accounts receivable, net	9,779	7,098
Prepaid expenses and other current assets	1,439	971

Total current assets	31,095	24,433

Property and equipment, net	1,705	941
Other assets	915	909

Total assets	$33,715	$26,283

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$394	$607
Accrued liabilities	4,633	5,089
Deferred revenue	17,504	14,786

Total current liabilities	22,531	20,482
Deferred revenue, long-term	6,771	4,373
Other liabilities	443	411

Total liabilities	29,745	25,266
Stockholders’ equity:
Common stock and additional paid in capital	81,585	78,909
Accumulated deficit	(77,615)	(77,892)

Total stockholders’ equity:	3,970	1,017

Total liabilities and stockholders’ equity	$33,715	$26,283

See accompanying notes.

Scientific Learning Corporation
Condensed Statements of Operations
(In thousands, except per share amounts)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Revenues:
Products	$7,456	$7,006	$23,935	$22,882
Service and support	3,894	2,919	10,805	7,827

Total revenues	11,350	9,925	34,740	30,709

Cost of revenues:
Cost of products	459	433	1,259	1,282
Cost of service and support	1,872	2,089	6,213	5,916

Total cost of revenues	2,331	2,522	7,472	7,198

Gross profit	9,019	7,403	27,268	23,511

Operating expenses:
Sales and marketing	6,143	5,084	18,745	15,906
Research and development	1,016	1,057	3,385	3,170
General and administrative	1,890	1,837	5,721	5,035

Total operating expenses	9,049	7,978	27,851	24,111

Operating loss	(30)	(575)	(583)	(600)

Other income from related party	68	38	185	112
Interest and other income	230	192	701	370

Net income (loss) before income tax	268	(345)	303	(118)
Income tax provision (benefit)	22	(13)	26	—

Net income (loss)	$246	$(332)	$277	$(118)

Basic net income (loss) per share:	$0.01	$(0.02)	$0.02	$(0.01)

Shares used in computing basic net income (loss) per share	17,240	16,861	17,119	16,823

Diluted net income (loss) per share:	$0.01	$(0.02)	$0.02	$(0.01)

Shares used in computing diluted net income (loss) per share	18,369	16,861	18,272	16,823

See accompanying notes.

Scientific Learning Corporation
Condensed Statements of Cash Flows
(In thousands)
Unaudited

	Nine Months Ended September 30,

	2007	2006

Operating Activities:
Net income	$277	$(118)
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	227	380
Stock based compensation	1,637	1,680
Changes in operating assets and liabilities:
Accounts receivable	(2,681)	(7,331)
Prepaid expenses and other current assets	(468)	(92)
Other assets	(6)	24
Accounts payable	(213)	9
Accrued liabilities	(456)	2,737
Deferred revenue	5,116	4,001
Other liabilities	32	15

Net cash provided by operating activities	3,465	1,305

Investing Activities:
Purchases of property and equipment, net	(991)	(581)
Maturity of investments	—	3,043
Repayment on officer loans and accrued interest	—	213

Net cash provided by (used in) investing activities	(991)	2,675

Financing Activities:
Proceeds from issuance of common stock, net	1,039	335

Net cash provided by financing activities	1,039	335

Increase in cash and cash equivalents	3,513	4,315

Cash and cash equivalents at beginning of period	16,364	9,022

Cash and cash equivalents at end of period	$19,877	$13,337

See accompanying notes.

Supplemental schedule of noncash financing activities:
Common stock surrendered in connection with repayment of officer loans	—	$84

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies

Description of Business

Scientific Learning Corporation creates educational software that accelerates learning by improving the processing efficiency of the brain. The patented Fast ForWord family of products, based on more than 30 years of neuroscience and cognitive research, provides struggling readers with computer-delivered interventions and intensive exercises that build the cognitive skills required to read and learn effectively. To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support. We sell primarily to K-12 schools in the United States through a direct sales force.

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

Interim Financial Information

The interim financial information as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 is unaudited, but includes all normal recurring adjustments that we consider necessary for the fair presentation of our financial position at such date and our results of operations and cash flows for those periods.

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

Other Assets

Other assets consist of the following (in thousands):

	September 30, 2007	December 31, 2006

Long-term lease deposits	$855	$855
Other non current assets	60	54

	$915	$909

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

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

The following table sets forth the computation of net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Net income (loss)	$246	$(332)	$277	$(118)

Weighted average shares used in calculation of basic net income (loss) per share	17,240	16,861	17,119	16,823
Effect of dilutive securities:
Employee stock options and awards	1,129	—	1,153	—

Weighted-average diluted common shares	18,369	16,861	18,272	16,823

Net income (loss) per common share - basic	$0.01	$(0.02)	$0.02	$(0.01)

Net income (loss) per common share - diluted	$0.01	$(0.02)	$0.02	$(0.01)

Fair Value Measurement

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 157 will have a material impact on our financial condition and results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), including an amendment of FASB Statement No. 115, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis. Subsequent measurements for the financial assets and liabilities an entity elects to record at fair value will be recognized in earnings. Statement 159 also establishes additional disclosure requirements. Statement 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS 159 on our financial condition and results of operations.

2. Stock-Based Compensation

Compensation Cost

The following table summarizes our stock-based compensation expense resulting from the application of SFAS 123R in the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Cost of service and support revenues	$55	$51	$158	$148
Sales and marketing	245	185	635	539
Research and development	99	83	284	234
General and administrative	302	470	560	759

Total stock-based compensation expense	$701	$789	$1,637	$1,680

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

In July 2007 we made a grant of 100,000 stock options containing a market condition to a new Board member in respect of a consulting agreement. The vesting of these options will occur if certain predefined stock price thresholds are met. These options have been valued at an average of $2.78 per share using a Monte Carlo Simulation process to reflect the effect of the market condition in the grant date fair value of the award.

The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Expected life (in years)	4	4	4	4
Risk-free interest rate	4.9%	5.1%	4.9%	5.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	49%	80%	49%	80%

Summary of Stock Options

The following table summarizes all stock option activity under our share-based compensation plans for the nine months ended September 30, 2007:

	Outstanding Options

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2006	3,299,539	$4.23
Granted	225,000	$7.19
Exercised	(180,302)	$4.53
Forfeited and expired	(35,987)	$9.67

Outstanding at September 30, 2007	3,308,250	$4.36	4.98	$7,643,032

Vested and expected to vest at September 30, 2007	2,746,814	$4.60	4.97	$5,894,315

Exercisable at September 30, 2007	2,170,946	$5.00	4.87	$4,156,037

Notes to Condensed Financial Statements

2. Stock-Based Compensation (continued)

The aggregate intrinsic value of options outstanding at September 30, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 2,717,692 shares that had exercise prices that were lower than the $6.00 market price of our common stock at September 30, 2007 (“in the money options”). The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $409,000 and $128,000, respectively. The intrinsic value of options vested during the nine months ended September 30, 2007 and 2006 was $1.5 million and $1.6 million, respectively.

The following table summarizes information concerning outstanding and exercisable stock options at September 30, 2007:

	Outstanding			Exercisable

Price Range	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price Per Share

$0.60 - $1.39	1,098,637	$1.38	4.7	348,637	$1.35
$1.40 - $3.59	450,033	$1.97	4.8	450,033	$1.97
$3.90 - $5.64	628,630	$4.85	5.2	591,861	$4.81
$5.65 - $6.00	540,392	$5.96	7.1	375,452	$5.96
$6.01 - $30.50	590,558	$9.74	3.3	404,963	$10.90

	3,308,250	$4.36	5.0	2,170,946	$5.00

As of September 30, 2007, total unrecognized compensation cost related to stock options granted under our various plans was $1.2 million. We expect that cost to be recognized over a weighted-average period of 1.1 years.

Summary of Restricted Stock Units

The following table summarizes all restricted stock unit activity under our share-based compensation plan for the nine months ending September 30, 2007:

	Outstanding Restricted Stock Units

	Number of Shares	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2006	229,000
Awarded	306,500
Vested	(78,500)
Forfeited or expired	(8,500)

Outstanding at September 30, 2007	448,500

Vested and expected to vest at September 30, 2007	337,147	1.58	$2,022,883

Notes to Condensed Financial Statements

2. Stock-Based Compensation (continued)

Restricted stock units were awarded for the first time in 2006 under our 1999 Equity Incentive Plan. The fair value of these grants was calculated based upon the fair market value of our stock at the date of grant, less an estimate of pre-vesting forfeitures. The weighted-average grant-date fair value of restricted stock units awarded during the nine months ending September 30, 2007 and 2006 was $7.05 and $4.84, respectively.

Employee Stock Purchase Plan (“ESPP”)

ESPP awards were valued using the Black-Scholes model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Expected life (in years)	0.5 - 1	0.5 - 1	0.5 - 1	0.5 - 1
Risk-free interest rate	5.0%	4.8%	5.0%	4.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	41%	32%	48%	41%

Disclosures Pertaining to All Share-Based Compensation Plans

Cash received under all share-based payment arrangements for the nine months ended September 30, 2007 and 2006 was $1 million and $335,000, respectively, which related to the exercise of stock options and the purchase of ESPP shares. Because of our net operating losses and related valuation allowance, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the nine months ended September 30, 2007 or 2006.

3.  Comprehensive Income (Loss)

We have no items of other comprehensive income (loss), and accordingly, the comprehensive income (loss) is equal to net income (loss) for all periods presented.

4.  Warranties; Indemnification

We generally provide a warranty that our software products substantially operate as described in the manuals and guides that accompany the software for a period of 90 days. The warranty does not apply in the event of misuse, accident, and certain other circumstances. To date, we have not incurred any material costs associated with these warranties and have no accrual for such items at September 30, 2007.

From time to time, we enter into contracts that require us, upon the occurrence of certain contingencies, to indemnify parties against third party claims. These contingent obligations primarily relate to (i) claims against our customers for violation of third party intellectual property rights caused by our products; (ii) claims resulting from personal injury or property damage resulting from our activities or products; (iii) claims by our office lessor arising out of our use of the premises; and (iv) agreements with our officers and directors under which we may be required to indemnify such persons for liabilities arising out of their activities on behalf of ourselves. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our balance sheet as of September 30, 2007 or September 30, 2006.

Notes to Condensed Financial Statements

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

During the three and nine months ended September 30, 2007, we recorded $68,000 and $185,000 in royalty income from PSC, respectively. For the comparable period in 2006, we recorded $38,000 and $112,000 in royalty income, respectively. Amounts received to date and any future receipts are being reported as other income as we do not consider these royalties to be part of our recurring operations.

6. Bank Line of Credit

On June 5, 2007 we amended and extended our existing revolving line of credit agreement with Comerica Bank. The maximum that can be borrowed under the agreement is $5.0 million. The line expires on December 2, 2008. Borrowing under the line of credit bears interest at a floating prime rate, or a fixed rate of LIBOR plus 2.5%. To secure the line we granted Comerica a security interest in all of our assets other than our intellectual property. We also agreed with Comerica that we will not grant a security interest in our intellectual property to any third party. Borrowings under the line are subject to various covenants. The agreement includes a letter of credit sublimit not to exceed $1.0 million. At September 30, 2007, we have an outstanding letter of credit for $200,000. There were no borrowings outstanding on the line of credit at September 30, 2007.

7. Provision for Income Taxes

In the nine months ended September 30, 2007, we recorded an income tax provision of $26,000 based on our expectation that we will be profitable for the fiscal year. For the nine months ended September 30, 2006, we did not record any tax provision. The tax provision principally consists of federal and state taxes currently payable offset by the utilization of net operating losses resulting in an effective tax rate, excluding discrete items, of approximately 7.12%. In the three months ended September 30, 2007, we recorded an income tax provision of $22,000, resulting in a period tax rate of approximately 8.30%. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets in more likely than not. Based upon the weight of available evidence, which includes historical operating performance and previously reported net losses, we continue to maintain a full valuation allowance against our remaining net deferred tax assets. As a result of the change of control triggered by our secondary offering in July 2007, the utilization of our net operating losses will be limited in future periods.

Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken, or expected to be taken, in a company’s income tax return; and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position under FIN No. 48 is a two-step process. Step one, recognition,, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date.

Notes to Condensed Financial Statements

7. Provision for Income Taxes   (continued)

As a result of the implementation of FIN No. 48, we did not recognize any increase or decrease in the liability for unrecognized tax benefits related to tax positions taken in prior periods, therefore, there was no corresponding adjustment in retained earnings. Additionally, FIN 48 specifies that tax provisions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. For the three month period ending September 30, 2007, we reclassified $24,000 between current and long term taxes payable and made no such reclassifications upon adoption of FIN 48. Our total unrecognized tax benefits as of the January 1, 2007 adoption date and September 30, 2007 were $1.4 million and $1.8 million respectively. We have approximately $24,000 of unrecognized tax benefits that, if recognized, would affect our current effective income tax rate.

Our continuing practice is to recognize interest and penalties relating to income tax matters in income tax expense. We recorded approximately $5,000 of such expense in the three month period ended September 30, 2007, and had no accruals prior to the September 30, 2007 period.

Our only major tax jurisdiction is the United States and our 2003-2006 tax years remain subject to examination by the appropriate governmental agencies due to our operating loss positions. Our federal income tax return for 2004 is currently under examination.

8. Commitments and Contingencies

In September 2007, we received a demand letter from one of our field sales representatives seeking approximately $423,000 in additional commissions relating to a sale in the quarter ended June 30, 2007. Under the applicable incentive compensation plan, our management may reduce the commission for certain large sales if certain conditions are met. We believe those conditions were met and, therefore, reduced the respective commission. The claimant contends that we did not have the right to reduce the commission in these circumstances.

We believe that these claims are not meritorious and that we do not have any significant liability to this sales representative for additional commissions. We therefore do not believe that the resolution of this matter will have a material adverse effect on our financial position or results of operations.

Item 2.   Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This report contains forward-looking statements. Forward-looking statements are not historical facts but rather are based on current expectations about our business and industry, as well as our beliefs and assumptions. Words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” and variations and negatives of these words and similar expressions are used to identify forward-looking statements. Statements regarding our expectations for our future business results and financial position, our business strategies and objectives, and trends in our market are forward-looking statements. Forward-looking statements, are not guarantees of future performance or events, and are subject to risks, uncertainties and other factors, many of which are beyond our control and some of which we may not even be presently aware. As a result, our future results and other future events or trends may differ materially from those anticipated in our forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, the risks and uncertainties discussed in this Management’s Discussion and in the Risk Factors section of this Report. We also refer you to the risk factors that are or may be discussed from time to time in our public announcements and filings with the SEC, including our future Forms 8-K, 10-Q and 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

Overview

We create education software that accelerates learning by improving the processing efficiency of the brain. The patented Fast ForWord family of products provides struggling readers with computer-delivered interventions and intensive exercises that build the cognitive skills required to read and learn effectively. Based on more than 30 years of neuroscience and cognitive research, the Fast ForWord products apply patented technology and validated neuroscience principles of brain plasticity to help children, adolescents, and adults improve processing efficiency and achieve enduring gains. These results have been demonstrated through brain imaging studies, changes in achievement on standardized reading tests and more than 135 efficacy studies. Our products are marketed primarily to K-12 schools in the US, to whom we sell through a direct sales force. To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support. Since our inception, learners have used our Fast ForWord products over one million times and over 5,000 K-12 schools have purchased at least $10,000 of our Fast ForWord product licenses and services. As of September 30, 2007 we had 215 full-time equivalent employees, compared to 197 at December 31, 2006.

Business Highlights

We market our Fast ForWord products primarily as a reading intervention solution for struggling, at-risk, English language learning and special education students. Approximately 70% of the 55 million public and private school K-12 students in the United States test as not proficient in reading. While our installed base is growing, the over 5,000 schools that have purchased at least $10,000 of our product licenses and services represent a small fraction of the approximately 125,000 K-12 schools in the US.

In the third quarter, we completed the introduction of 30 minute protocols for all of our products. Most of our products have historically required use for at least 50 minutes each day for a period of eight to 12 weeks; these new protocols are designed for use 30 minutes per day, over a longer overall time period. The limited availability of time and computers in schools is an obstacle to use of our products. This new option will provide schools with increased flexibility in implementing the Fast ForWord products.

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

Federal education funds are a critical resource in helping school districts address the needs of the most challenged learners. We believe that a significant proportion of our sales are funded by federal sources, particularly Title One and IDEA (special education) grants. In fiscal 2007, the federal government appropriated $10.8 billion to state grants for special education and $12.8 billion to Title One grants to local education agencies.

Company Highlights

For the three months ended September 30, 2007, our total booked sales increased by 15% over the same period in 2006, and for the nine months ended September 30, 2007 our total booked sales increased by 15% over the same period in 2006. (Booked sales is a non-GAAP financial measure. For more explanation on booked sales, see Booked Sales and Selling Activity, below). Booked sales for the quarter were below our expectations.

Our long-term target annual growth rate for revenue and booked sales is 20%-25%.

For the three months ended September 30, 2007, we closed 37 transactions in excess of $100,000, compared to 30 in the third quarter of 2006. One of our major goals is to increase the number of large, over $100,000 booked sales transactions, which we believe to be an important indicator of education industry acceptance of our products and critical to achieving our booked sales targets. These large transactions frequently require school board approvals and their timing is often difficult to predict.

For the three months ended September 30, 2007, our total revenue increased by 14% compared to the same period in 2006 and for the nine months ended September 30, 2007, our total revenue increased by 13% compared to the same period in 2006. Revenue was below our expectations for the quarter. Product revenue was up by 6% and 5% in the three and nine months periods ended September 30 2007, respectively, compared to the same periods in 2006. The growth of product revenues was slower than total revenues as product booked sales were below expectations. A significant factor was an increase in multiple year service and support packages in our second and third quarter sales mix which include a lower proportion of product. Service and support revenue increased by 33% and 38%, respectively, in the three and nine months periods ended September 30 2007, due to an increase in services delivered and a higher number of schools on support.

For the three and nine months ended September 30, 2007, gross profit increased by 22% and 16% respectively over the comparable periods in the prior year, mainly due to improvement in service and support margins. Operating expenses were higher in the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006, mostly due to headcount growth, primarily in sales and marketing. In the nine months ended September 30, 2007 we incurred approximately $614,000 in legal, accounting, printing and travel costs related to our secondary stock offering. Approximately $289,000 of these costs were incurred in the third quarter.

At September 30, 2007 and 2006 we had no outstanding debt.

Results of Operations

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,

(dollars in thousands)	2007	Change	2006	2007	Change	2006

Products	$7,456	6%	$7,006	$23,935	5%	$22,882
Service and support	3,894	33%	$2,919	10,805	38%	$7,827

Total revenues	$11,350	14%	$9,925	$34,740	13%	$30,709

Product revenues, which comprise the majority of our revenue, increased modestly during the three and nine months ended September 30, 2007, compared to the same periods in 2006. The growth in product revenues was slower than total revenues due to lower than expected product booked sales, and an increase in multiple year service and support packages in our second and third quarter sales mix which include a lower proportion of product revenue.

Our service and support revenue increased significantly during the three and nine months ended September 30, 2007 compared to the same periods in 2006 due to more services delivered and a higher number of schools on support.

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

The following reconciliation sets forth our booked sales, revenues and change in deferred revenue for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,			Nine Months Ended September 30,

(dollars in thousands)	2007	Change	2006	2007	Change	2006

Booked sales	$14,535	15%	$12,686	$39,856	15%	$34,710
Less: revenue	11,350	14%	9,925	34,740	13%	30,709

Net increase in deferred revenue	3,185		2,761	5,116		4,001

Total deferred revenue end of period	$24,275	16%	$21,004	$24,275	16%	$21,004

Booked sales in the K-12 sector increased by 8% to $13.0 million during the three months ended September 30, 2007, and by 13% to $36.4 million for the nine months ended September 30, 2007, compared to the same periods in 2006. The characteristics of our public school market cause us to have a potentially long and unpredictable sales cycle.

Booked sales in the K-12 sector for the three and nine months ended September 30, 2007 were respectively 90% and 91% of total booked sales, compared to 95% and 93% in the same periods in 2006. Booked sales to non-school customers increased by 120% for the three months and 40% for the nine months ended September 30, 2007, compared to the same periods in the previous year. A significant portion of the increase is due to a $668,000 transaction in the juvenile corrections market, closed by our direct sales force.

We believe sales transactions greater than $100,000 are an important indicator of mainstream education industry acceptance of our products and an important factor in reaching our goal of increasing sales force productivity. During the third quarter of 2007, we closed 37 sales that had a contract value in excess of $100,000 compared to 30 during the same period in 2006. For the three months and nine months ended September 30, 2007, approximately 66% and 67%, respectively, of our K-12 booked sales were realized from transactions valued at over $100,000. For the comparable periods in 2006, these large booked sales accounted for approximately 73% and 74%, respectively, of booked sales. Large booked sales include volume and negotiated discounts but the percentage discount applicable to any given transaction will vary and the relative percentage of large booked sales and smaller booked sales in a given quarter may fluctuate. Because we discount product license fees but do not discount service and support fees, product booked sales and revenue are disproportionately affected by discounting. We cannot predict the size and number of large transactions in the future.

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

Gross Profit and Cost of Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,

(dollars in thousands)	2007	2006	2007	2006

Gross profit on products	$6,997	$6,573	$22,676	$21,600
Gross profit margin on products	94%	94%	95%	94%
Gross profit on service and support	2,022	830	4,592	1,911
Gross profit margin on services and support	52%	28%	42%	24%

Total gross profit	$9,019	$7,403	$27,268	$23,511
Total gross profit margin	79%	75%	78%	77%

The overall gross profit margin increased for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The increase in gross margins in the three months ended September 30, 2007 was driven primarily by increased service and support margins, partially offset by a reduction in the percent of higher margin product revenue. Service and support revenue growth of 33%, combined with a 10% decrease in service and support costs, resulted in an increase in the service and support gross margin from 28% to 52%. The main reasons for the increase in service and support gross margin were higher staff utilization and leverage from our new Tucson support center. Higher margin product revenues comprised 66% of total revenues compared to 71% in the comparable period in 2006. In the nine months ended September 30, 2007, service and support revenues increased by 38% and costs by only 5%, resulting in an 18% improvement in service and support gross margins. This was partially offset by reduction in higher margin product revenue which was 69% of revenue for the nine months ended September 30, 2007 compared to 75% for the nine months ended September 30, 2006.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2007	Change	2006	2007	Change	2006

Sales and marketing	$6,143	21%	$5,084	$18,745	18%	$15,906
Research and development	1,016	-4%	1,057	3,385	7%	3,170
General and administrative	1,890	3%	1,837	5,721	14%	5,035

Total operating expenses	$9,049	13%	$7,978	$27,851	16%	$24,111

Sales and Marketing Expenses:  For the three and nine months ended September 30, 2007, our sales and marketing expenses increased by 21% and 18%, respectively, compared to the same periods in 2006. These increases are mainly due to higher employee costs, as headcount has increased by 11% year over year, and to increased spending on marketing initiatives. At September 30, 2007, we had 50 quota-bearing field sales personnel compared to 42 at September 30, 2006.

Research and Development Expenses: For the three months ended September 30, 2007, our research and development expenses decreased by 4%, compared to the same period in 2006 and for the nine months ended September 30, 2007 our research and development expenses increased by 7%. The decrease for the third quarter is primarily the result of reversals of accruals for management and employee bonuses of $93,000, partially offset by higher employee and outsourced development costs. The increased costs for the nine months ended September 30, 2007 are due to higher outsourced development costs, which were only partially offset by the reduced bonus expenses. Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs.

General and Administrative Expenses:  For the three and nine months ended September 30, 2007, our general and administrative expenses increased by 3% and 14%, respectively, compared to the same periods in 2006. The primary reason for the increase is that in the nine months ended September 30, 2007 we incurred approximately $614,000 in legal, accounting, printing and travel costs related to our secondary stock offering. Approximately $289,000 of these costs were incurred in the third quarter. These costs were partially offset in the third quarter by reversals of accruals for management and employee bonuses of $144,000.

Other Income from Related Party

In September 2003, we signed an agreement with Posit Science Corporation (“PSC”), transferring technology to PSC for use in the health field. During the three and nine month periods ending September 30, 2007, we recorded $68,000 and $185,000, respectively, in royalty income from PSC. For the comparable three and nine month periods in 2006, we recorded $38,000 and $112,000, respectively, in royalty income. Amounts received to date and any future receipts are being reported as other income as we do not consider these royalties to be part of our recurring operations.

Interest and Other Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2007	Change	2006	2007	Change	2006

Interest and other income, net	$230	20%	$192	$701	89%	$370

For the three months ended September 30, 2007, interest and other income consisted primarily of interest earned on our invested cash of $144,000 and a reclassification of $85,000 of service and support revenue relating to two customers for whom we are no longer performing services. In the three months ended September 30, 2006, interest and other income comprised mainly interest earned on our invested cash of $136,000, and a reclassification of $55,000 of service and support revenue relating to the two customers for whom we are no longer performing services. Accounting principles require that when we are no longer performing services for a customer, previously deferred revenue related to contracted services be recognized as other income rather than revenue.

For the nine months ended September 30, 2007, interest and other income consisted primarily of interest earned on our invested cash of $435,000 and a reclassification of $259,000 of service and support revenue relating to two customers for whom we are no longer performing services. In the nine months ended September 30, 2006, interest and other income comprised mainly interest earned on our invested cash of $308,000 and a reclassification of $55,000 of service and support revenue relating to the two customers for whom we are no longer performing services.

Provision for Income Taxes

In the nine months ended September 30, 2007, we recorded an income tax provision of $26,000 based on our expectation that we will be profitable for the fiscal year. For the nine months ended September 30, 2006, we did not record any tax provision. The tax provision principally consists of federal and state taxes currently payable offset by the utilization of net operating losses resulting in an effective tax rate, excluding discrete items, of approximately 7.12%. In the three months ended September 30, 2007, we recorded an income tax provision of $22,000, resulting in a period tax rate of approximately 8.30%. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides recognition of deferred tax assets if realization of such assets in more likely than not. Based upon the weight of available evidence, which includes historical operating performance and previously reported net losses, we continue to maintain a full valuation allowance against our remaining net deferred tax assets. As a result of the change of control triggered by our secondary offering in July 2007, the utilization of our net operating losses will be limited in future periods.

Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken, or expected to be taken, in a company’s income tax return; and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date.

As a result of the implementation of FIN No. 48, we did not recognize any increase or decrease in the liability for unrecognized tax benefits related to tax positions taken in prior periods, therefore, there was no corresponding adjustment in retained earnings. Additionally, FIN 48 specifies that tax provisions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. For the three month period ending September 30, 2007, we reclassified $24,000 between current and long term taxes payable and made no such reclassifications upon adoption of FIN 48. Our total unrecognized tax benefits as of the January 1, 2007 adoption date and September 30, 2007 was $1.4 million and $1.8 million respectively. We have approximately $24,000 of unrecognized tax benefits that, if recognized, would affect our current effective tax rate.

Our continuing practice is to recognize interest and penalties relating to income tax matters in income tax expense. We recorded approximately $5,000 of such expense in the three month period ended September 30, 2007, and had no accruals prior to the September 30, 2007 period.

Liquidity and Capital Resources

Our cash and cash equivalents were $19.9 million at September 30, 2007, compared to $16.4 million at December 31, 2006 and to $13.3 million at September 30, 2006. We expect that our cash flow from operations and our current cash balances will be the primary source of liquidity and will be sufficient to provide the necessary funds for our operations and capital expenditures during at least the next 12 months. Accomplishing this, however, will require us to meet specific booked sales targets in the K-12 market. We cannot assure you that we will meet our targets with respect to booked sales, revenues, expenses or operating results.

We have a line of credit currently available through December 2, 2008 with Comerica Bank totaling $5.0 million. The line is subject to limitations based on our quick ratio and tangible net worth. Borrowings under the line are subject to various covenants, which may limit our financial and operating flexibility. At September 30, 2007, there were no borrowings outstanding under the line, other than an outstanding letter of credit for $0.2 million. As of September 30, 2007, we were in compliance with all our covenants.

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

Historically, our first quarter is our lowest booked sales quarter, reflecting school purchasing cycles and a trend in our industry. Therefore, we may have negative cash flow in some quarters, particularly the first quarter, and may borrow funds from time to time. We generally use cash in operations during the first quarter and this trend continued in 2007. Our second quarter is historically our highest booked sales quarter, and the timing of sales and the payment terms given determine whether we generate or use cash. In the three months ended September 30, 2007 we generated significant cash from operations, driven largely by collection of receivables from second quarter sales.

Net cash from operating activities for the nine months ended September 30, 2007 was $3.5 million compared to $1.3 million during the same period in 2006. This difference was primarily the result of increased sales, and the timing of receipts from customers.

Net cash used in investing activities for the nine months ended September 30, 2007 was $991,000, entirely due to capital spending. Net cash generated by investing activities for the nine months ended September 30, 2006 was $2.7 million, primarily due to the maturity of $3.0 million of short term investments. We also received the final payment on our outstanding officer loans during the three months ended March 31, 2006 of $213,000. Capital spending for the nine months ended September 30, 2006 was $581,000.

Financing activities generated $1.0 million for the nine months ended September 30, 2007, compared to $335,000 for the nine months ended September 30, 2006, from proceeds from option exercises and the employee stock purchase plan.

For the nine months ended September 30, 2007 and September 30, 2006 we had no borrowings. Off-Balance Sheet Arrangements

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

The following table summarizes our obligations at September 30, 2007 and the effects such obligations are expected to have on our liquidity and cash flow in future periods (dollars in thousands):

(dollars in thousands)	Total	Less than 1 year	2 - 3 years	4 - 5 years	Thereafter

Contractual Obligations:
Operating lease obligations	$6,669	$995	$2,025	$2,185	$1,464
Purchasing obligations	1,088	150	300	300	338

Total	$7,757	$1,145	$2,325	$2,485	$1,802

Our purchase order commitments at September 30, 2007 are not material.

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

Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken, or expected to be taken, in a company’s income tax return; and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-

step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FIN No. 48, we did not recognize any increase or decrease in the liability for unrecognized tax benefits related to tax positions taken in prior periods, therefore, there was no corresponding adjustment in retained earnings.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the rate of interest that we earn on our cash and cash equivalents. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at September 30, 2007 would not have a material affect on our results of operations.

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

As required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, and concluded that our disclosure controls and procedures were effective as of September 30, 2007.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In September 2007, we received a demand letter from one of our field sales representatives seeking approximately $423,000 in additional commissions relating to a sale in the quarter ended June 30, 2007. Under the applicable incentive compensation plan, our management may reduce the commission for certain large sales if certain conditions are met. We believe those conditions were met and, therefore, reduced the respective commission. The claimant contends that we did not have the right to reduce the commission in these circumstances.

We believe that these claims are not meritorious and that we do not have any significant liability to this sales representative for additional commissions. We therefore do not believe that the resolution of this matter will have a material adverse effect on our financial position or results of operations.

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

We started operations in February 1996 and through 2002 incurred significant operating losses. We first became profitable in 2003, incurred a net loss in 2004, were again profitable in 2005 and had a modest operating loss and modest net income in 2006.  We incurred a net loss in the first quarter of 2007 and had net income in the second and third quarters of 2007. At September 30, 2007, we had an accumulated deficit of $77.6 million from inception.

Our strategic and operating goals include increasing our booked sales, revenue and net income. In 2006, our booked sales increased significantly over 2005 levels, when booked sales had fallen from 2004. In the first nine months of 2007, our booked sales increased 15% compared to the first nine months of 2006. Our ability to achieve increased booked sales, revenue and net income depends on many factors, including but not limited to market acceptance of our products, availability of funding, customers’ prior experience with our products, and general economic conditions, some of which are outside of our control. To meet our targets, we will need to make substantial investments in operations. We cannot assure you that we will meet our targets with respect to revenue or operating results.

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

Under Sarbanes-Oxley Section 404, as implemented by the SEC and PCAOB, we will be required to provide an initial management assessment on our internal control over financial reporting for fiscal 2007 and the auditors’ attestation for fiscal 2008. We have not previously been subject to this requirement.

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

We believe that cash flow from operations will be our primary source of funding for our operations during 2007 and the next several years. In 2006, we generated $4.3 million in cash from operating activities, and we ended the year with $16.4 million in cash and equivalents. In 2005, we used $2.1 million in cash in our operating activities, reflecting the decline in our booked sales from 2004 and higher expenses to support our growth goals. In the nine months ended September 30, 2007, we generated cash from operating activities of $3.5 million, compared to $ 1.3 million in the nine months ended September 30, 2006. As of September 30, 2007, we had $ 19.9 million in cash and cash equivalents.

In addition, we have a line of credit with Comerica Bank totaling $5.0 million, which expires on December 30, 2008. At September 30, 2007 no borrowings were outstanding and we were in compliance with the covenants of that line.

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

If our net operating loss carryforwards are further limited, and we have taxable income which exceeds the available net operating loss carryforwards for that period, we would incur an income tax liability even though net operating loss carryforwards may be available in future years prior to their expiration, and our future cash flow, financial position and financial results may be negatively impacted. . As a result of the change of control triggered by our secondary offering in July 2007, the utilization of our net operating losses will be limited in future periods.

Our common stock is thinly traded and its price is volatile.

Our common stock presently trades on the Nasdaq Global Market, and our trading volume is low. For example, during the nine months ended September 30, 2007, our average daily trading volume was approximately 13,900 shares. The market price of our common stock has been highly volatile since we became publicly traded and could continue to be subject to wide fluctuations.

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

Dated: November 5, 2007

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
Page 32