Form 10-K
period 2007-12-31
SCIENTIFIC LEARNING CORP
filed 2008-03-11
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2007 or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined Rule 12b-2 of the Act).
Yes: ☐ No: ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2007 as reported on the Nasdaq National Market was approximately $34,080,830. Shares of Common Stock held by each director and executive officer and persons who owned 5% or more of the Registrant’s outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2008 the Registrant had outstanding 17,316,851 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference in Part III.

PART I

ITEM 1.	BUSINESS

Overview

We create educational software that accelerates learning by improving the processing efficiency of the brain. Based on more than 30 years of neuroscience and cognitive research, the Fast ForWord® family of products provides struggling readers with computer-delivered exercises that build the cognitive skills required to read and learn effectively.

Our products are marketed primarily to K-12 schools in the United States. While we recommend our Fast ForWord products as a reading intervention solution for struggling, at-risk, and special education students, schools successfully use Fast ForWord products for students with a wide range of abilities and accomplishments to improve their academic performance.

The ability to read effectively is essential for success in school and in life. Federal education policy has long emphasized the importance of reading; the No Child Left Behind Act of 2002 calls for all students to read at grade level by 2014. According to the United States Department of Education (“USDE”), in 2007, 33% of fourth graders in the United States had reading scores below basic and 67% were not proficient in reading. Among students eligible for free or reduced-price lunches, the USDE found that 83% of fourth graders were not proficient in reading. According to the USDE, between 1992 and 2007, there was only a modest improvement in the proportion of fourth graders reading below the basic level, despite a national focus on reading and significant and increased federal funding.

Since our inception, learners have used our Fast ForWord products over 1.1 million times, and almost 5,200 schools have purchased at least $10,000 of our Fast ForWord product licenses and services.

The Scientific Learning® family of products is distinguished by its basis in independent and peer-reviewed scientific research, specifically in neuroscience. The understanding that the organization of the brain can be modified throughout life through experience - the concept of brain plasticity - led us to create a novel approach to learning. This approach focuses on increasing learning capacity by improving basic cognitive skills through the rigorous and systematic application of neuroscience principles. Our approach uses computer technology because it affords the only practical way to effectively and consistently deliver individualized training to a large number of students simultaneously.

Our Fast ForWord family includes 11 major software products that share this common neuroscience approach, implemented in a variety of reading intervention contexts - early literacy development, foundational language skills, linking spoken language and print, reading skills for grade levels K-5 and adolescent intervention.

Our focus on science continues in our emphasis on generating rigorous proof that our products produce substantial improvements for different types of struggling readers in a variety of settings. Through December 31, 2007, over 145 efficacy studies, including the results from more than 32,000 aggregate participants, demonstrate the academic gains achieved through the Fast ForWord products. These studies show gains for students at all K-12 grade levels, for at-risk students, special education students, English language learners, Title One students, and a variety of other demographic groups. Gains have been demonstrated throughout the United States and in eight other countries. Studies show that these gains endure over time.

To assist educators in getting the best results from their Fast ForWord implementations, we offer a web-delivered data analysis and reporting tool that uses sophisticated algorithms to provide diagnostic and prescriptive information and intervention strategies. This allows educators to track student progress and move students appropriately through the product sequence. To achieve the best results with our products, it is important that educators adhere to our protocols for product use. To support and encourage these best practices in the use of our products, we provide a variety of on-site, web-based and telephone-based services and support.

On January 7, 2008, we completed the acquisition of substantially all of the assets of Soliloquy Learning, including the Reading Assistant product, for $10.7 million in cash. The Scientific Learning Reading Assistant™ combines advanced speech recognition technology with scientifically based courseware to help students strengthen fluency, vocabulary and comprehension to become proficient life-long readers.

Growth Strategy

Our strategic goal is to have our products become widely accepted by educators as a solution that dramatically improves and sustains achievement patterns to meet the needs of a broad spectrum of learners across a variety of academic subjects.

Critical elements of our strategy include:

➢

Broadening Educator Awareness of Our Products. We intend to increase awareness of our products, including their impact on reading and learning and the research behind them, through a variety of marketing techniques, including an increased number of brain science events that we sponsor or co-sponsor.

➢

Establishing Rigorously Proven Student Results as an Important Criterion in the Selection of Educational Products. Educators select products for their students based on many factors. We believe that we have demonstrated our products’ positive impact on student achievement with an exceptionally high degree of scientific rigor. Our marketing strategy is designed to focus educators on our results, the depth of the science validating those results, and the importance of those results to their decision-making process.

➢

Focusing Our Sales Efforts on Key School Districts. We plan on continuing to target those school districts that are struggling with academic under-achievement, have high levels of funding and are headed by strong leaders.

➢

Increasing Sales Capacity and Productivity. We intend to increase our selling resources, including improving our sales infrastructure and adding additional tools and training programs for our sales force to shorten sales cycles and to increase the number of transactions valued at over $100,000. We have increased our sales force by over 50% since 2004 and plan substantial additional increases this year.

➢

Emphasizing Post-Sales Support. We believe that effective implementation of our products in compliance with our protocols is important to obtaining the best student results. To help schools follow best practices in their implementations, we plan to continue to emphasize post-sales support, including implementation services and results monitoring, and to continue to explore innovative and cost-effective ways to provide these services.

➢

Improving and Expanding Our Products. We continue to look at ways to improve our product lines to enhance ease of use and product effectiveness. We introduced the Reading Progress Indicator assessment in June 2007. This product is designed to provide customers with a rapid and convenient way to measure a student’s reading skills before and after use of our Fast ForWord products. We introduced shortened daily protocols for all of our Fast ForWord products and now have consistent protocols across all our Fast ForWord products. The new, shortened protocols are designed for use 30 minutes per day, over a longer overall time period. The limited availability of time and computers in schools is an obstacle to use of our products. By shortening the protocols, we believe that these new protocols will offer our customers valuable additional flexibility.

➢

Identifying and Expanding into Other New Product Areas. We continue to identify and evaluate potential new applications for our neuroscience-based technology. These include additional products to be marketed specifically for average and gifted students, English language learners, test preparation and improving mathematics skills. While we do not currently have any of these products in development, we may pursue such expansion organically, through acquisitions, or through technology or product licensing agreements.

➢

Increasing Our Global Presence, Particularly in Asia. We believe that the global demand to learn English is significant, particularly in India and China. As of December 31, 2007, we had 24 value-added resellers, or VARs, and were selling in 42 countries outside the US and Canada, and we plan to increase that number.

Subsequent Event: Acquisition of Reading Assistant

On January 7, 2008 we completed the acquisition of substantially all of the assets of the Soliloquy Learning business, including the Reading Assistant product, from JTT Holdings (d/b/a Soliloquy Learning) for $10.7 million in cash. Reading Assistant is a unique software tool that combines advanced speech verification technology with scientifically-based interventions to help elementary and secondary students strengthen their reading fluency, vocabulary and comprehension in order to become proficient, life-long readers.

We acquired the Reading Assistant product in order to serve a broader range of students, to broaden our offering for English language learners for the US K-12 market as well as the international market, and to further leverage our growing direct sales organization with complementary product offerings. The National Reading Panel has identified five major components of reading and literacy: phonemic awareness, phonics, fluency, vocabulary and comprehension. Our Fast ForWord family of products addresses all of these components, but is particularly strong in phonemic awareness and phonics. The Reading Assistant product adds strength in fluency, vocabulary and comprehension, thereby allowing us to address a broader range of student needs.

Soliloquy Learning was established in 2000, and the Reading Assistant was introduced in 2002. The Reading Assistant has been licensed to more than 800 elementary, middle and high schools at an average price of $6,000 to $7,000 per site. We estimate that in the twelve months ending December 31, 2007, Soliloquy Learning had approximately $1.9 million in revenue, 85% gross margins and a $2.8 million net loss (unaudited).

The Reading Assistant uses the Carnegie Mellon University Sphinx speech recognition engine, which is publicly available. Using this engine, the Soliloquy Learning team developed additional proprietary technology specific to the needs of children and the education environment, which is protected by one issued and seven pending patents.

Reading fluency is the ability of a student to read quickly enough to garner meaning from a text, and is reported to have a high correlation with overall reading proficiency. However, to become a fluent reader, students must frequently read aloud and receive timely feedback and assistance with their reading. Providing effective fluency training for all students is a challenge in the classroom because teachers do not have enough resources and/or time to give the consistent and rigorous one-on-one attention a child needs to improve his or her reading fluency. Reading Assistant addresses this problem by acting as a personal tutor. The program listens as a student reads aloud, monitoring for signs of difficulty and providing immediate feedback and assistance when a child is challenged by a word.

Students at all grade levels can use the Reading Assistant. There are currently two content libraries of stories available for the Reading Assistant, one for elementary school students and one for secondary school students. To use the Reading Assistant, a student sits at a computer station with headphones and an attached microphone. The student is presented with text and as they read the text the computer will correct important mistakes and provide feedback. The student can also ask for assistance in pronouncing a word or getting the meaning of a word. Since the student is reading from a predetermined set of content, the technology is actually performing speech verification versus the more complex task of speech recognition.

Research on the efficacy of this solution has been sponsored through grants from the National Institute of Child Health and Human Development. The Florida Center for Reading Research reviewed the research on the Reading Assistant solution, reporting on a study where students in the experimental group showed statistically significant growth in reading fluency after using the Reading Assistant compared to the control group. The report cited strengths of repeated reading with emphasis on vocabulary and comprehension, rich and robust vocabulary instruction and support, and immediate corrective feedback. They observed no significant weaknesses. The Center also stated that the Reading Assistant is aligned with current reading research.

Customers are using Reading Assistant in a variety of environments including computer labs and classrooms. Typically school sites have used the product at least 10 to 15 minutes a day, three days a week. The teachers and administrators like the fact that students can practice their reading in a nonthreatening environment listening or reading aloud to the computer without fellow students or adults listening.

In addition to the Reading Assistant product, we have added 19 staff from the Reading Assistant team. They will remain in Waltham, Massachusetts and will be responsible for continuing to build and maintain the speech verification technology system as well as developing additional content.

We believe that teachers, schools and districts will want a steady stream of fresh content for the Reading Assistant for students to use in building their reading fluency across all grades and content areas, and therefore developing additional content will be a priority. The addition of the Reading Assistant also brings new opportunities to develop new speech recognition products that can directly link to our Fast ForWord Language and Fast ForWord Reading products. In addition, we plan to integrate the Reading Assistant with our Progress Tracker reporting platform to provide a single platform across our product portfolio.

Reading Assistant will be sold through our existing sales channels. We plan to integrate the Reading Assistant into our marketing efforts, including our Brain Events. We expect to sell Reading Assistant both separately and in bundles with our Fast ForWord products.

The majority of Soliloquy Learning’s business came from sales to K-12 public schools, however they also had an OEM business they used to fund development. Reading Assistant will compete in the same supplemental and interventional education market as Fast ForWord products. We also may encounter competition from these OEMs who will be selling products based on similar technology.

Markets

Our products are available worldwide to educational institutions, speech and language clinics, and learning and tutorial centers. Since our inception through December 31, 2007, learners have used our Fast ForWord products over 1.1 million times, an increase of 35% over year-end 2006.

United States K-12 Market

Our sales are concentrated in K-12 schools in the United States, which in 2007 were estimated to serve approximately 55.8 million students. In each of the last three fiscal years, the U.S. K-12 sector has represented more than 90% of our revenue. Almost 5,200 schools have purchased at least $10,000 of our Fast ForWord product licenses and services, compared to 4,500 at the end of 2006. While our installed base is growing, these 5,200 schools represent a small fraction of the nearly 125,000 K-12 schools in the United States.

We market our products primarily as a reading intervention solution, to be used as an interventional or remedial supplement to existing curriculum materials for struggling, at-risk, English language learners (“ELL”), and special education students, at both the elementary and secondary school levels to improve reading and learning. Despite a national focus on reading and increased federal funding to improve reading proficiency and school district accountability, independent evaluations of student performance have demonstrated little improvement in reading results. According to the USDE, in 2005, 33% of fourth graders in the United States had below basic reading scores and 67% were not proficient in reading, and between 1992 and 2007, there was only a modest improvement in the proportion of fourth graders performing at the “below basic” level. Among students eligible for free or reduced-price lunches, the USDE found that 83% of fourth graders were not proficient in reading.

Sales of our products are included in the growing supplemental education materials segment of the overall education materials market. Simba Information’s Publishing for the PreK-12 Market 2007 – 2008 (April 2007) estimates that:

➢	The total market for K-12 instructional materials is $8.58 billion, growing at 4.2%

➢	The supplemental materials segment of that market is $4.29 billion

➢	The fastest growing supplemental market, technology based electronic courseware, is $856 million and expected to grow 9.4%

We do not compete in the separate basal materials market (a $3.5 billion market, according to Simba), which consists primarily of textbook programs that include student editions, teacher editions and companion materials to teach particular scope and sequence of a subject area for a span of grades. We also do not compete in the market for formative, summative or clinical assessments, estimated by Simba to be $1.22 billion in 2007, or in the market for school library and reference products.

The educational materials market is expected to continue to grow, driven by several factors:

➢

Increasing enrollment of pre-K-12 students, projected by the National Center for Education Statistics of the U.S. Department of Education to grow from 55.8 million students in 2007 to 59.8 million students in 2016.

➢

Performance and educator accountability requirements of federal legislation, including the No Child Left Behind Act of 2002, and persistent achievement gaps based primarily on income and ethnicity which are driving the use and growth of programs addressing the needs of struggling readers.

➢

Increase in current expenditures per student. Current expenditures per pupil in constant 2004/05 dollars increased 23% from 1991/92 to 2003/04. From 2003/04 to 2016/17, current expenditures in constant 2004/05 dollars per pupil are projected to increase 30 percent, to approximately $11,000.

The pre-K-12 education materials market includes approximately 14,000 public school districts, 97,000 public schools and 28,000 private schools. Purchasing decisions for Fast ForWord products are primarily made by district level administrators.

No Child Left Behind Act of 2002

The Elementary and Secondary Education Act of 2001, commonly known as the No Child Left Behind Act (“NCLB”), concentrates on increased accountability in the public school system. The bill focuses on reducing the achievement gap between students of different ethnic backgrounds and ensuring that every child can read at his or her grade level. The primary influence of NCLB was to make schools and district more accountable for performance through testing and reporting of student progress at the student sub-group level – English Language Learners, Title 1 Students and Special Needs students are all measured within their sub-groups to ensure performance is being achieved. As a result, schools are demanding proven, research-based reading interventions that can bring these subgroups to grade level proficiency quickly.

Because of our ongoing commitment to proven, research-based reading interventions, we continue to be ideally positioned to offer schools compelling solutions to bring all students up to grade level proficiency quickly. Our family of products is based on more than 30 years of neuroscience and cognitive research the results of which are supported by independent academic researchers and school districts, as well as by our founding scientists and our company’s own studies.

The No Child Left Behind Act is scheduled for reauthorization after the 2008 presidential election. Some aspects of No Child Left Behind, in particular the emphasis on testing by sub-group and the consequences of failing to meet specified achievement criteria, have been controversial. We believe that while there may be some changes to No Child Left Behind, these changes will not decrease the need to improve reading performance, the market for our products or the federal funding supporting elementary and secondary education.

Accountability

Parents and policy makers are exerting greater pressure to hold teachers and administrators accountable for student performance. School report cards, sanctions for lack of learner improvement, financial incentives, school vouchers, extended day programs, enhanced intervention services, professional development for teachers, and supplementary educational services alternatives are some of the techniques used by states and the federal government to increase local educator accountability and student performance. The Fast ForWord products help schools respond to these accountability pressures in a variety of ways, including:

➢	Our products can improve academic achievement in students for whom other approaches have failed.

➢	Our products can be used to increase the scores of children who are “on the bubble” (just below a desired score on an achievement test).

➢	Educators can use Progress Tracker to track the progress of students by demographic group, responding to the requirement to achieve Adequate Yearly Progress for all defined groups.

Funding Sources

Funding for educational materials comes from a variety of federal, state and local sources. According to the U.S. Census Bureau, in school year 2004/2005, 47% of district funding was from state sources, 44% from local sources and 9% from federal sources. The federal government spent $36.8 billion on elementary and secondary schools in 2007, up from $15 billion in 2000. Some funding sources are allocated for specific uses, such as improving reading performance, depending on the policy objectives of the funding source.

Federal funds are a critical resource to help school districts address the needs of the most challenged learners. The primary federal support for education dates back to 1965 with the introduction of the Elementary and Secondary Education Act. We believe that a significant proportion of our sales are funded by two key federal sources that support struggling readers. Title One supplements funding for schools with low income students; IDEA provides funding for special education students. These programs are projected to total $25.4 billion for fiscal year 2008 compared to $16.1 billion in 2001, an increase of 58%.

Other Markets

In addition to selling to K-12 schools, we also sell to and through private practice professionals and learning centers. These speech and language and other professionals recommend the use of our products to appropriate clients and then supervise the use of the software, often in connection with their other services. In 2007, approximately 600 non-school professionals and entities in the United States and Canada used our products. While this business is a small proportion of our overall business and has been essentially flat over the last several years, the private practice professionals nevertheless remain significant to us. They were our first market, and many have extensive knowledge about our products and their use that can be valuable for us and our customers. These professionals sometimes provide contract services to schools and from time to time recommend our products for students in those schools.

Sales to countries other than the United States and Canada are a small but growing part of our business. We are developing a network of value added representatives to serve these markets. Since our inception, international participants have used our products more than 11,800 times. During 2007, Fast ForWord products were marketed to customers in 42 countries, up from 29 in 2006. As of December 31, 2007, we were represented by 24 value-added representatives, up from 21 at year end 2006. Research studies of the results of Fast ForWord users in Australia, Germany, Singapore, India, Ireland and the United Kingdom have demonstrated the efficacy of our products. International revenues represented approximately 2% of our total revenues in 2007.

Our strategy for international markets thus far has been conservative, so that we do not divert resources from our U.S. K-12 market, but we believe the potential opportunity is significant. Outside the United States and Canada, our products are used in three primary applications: in tutoring and learning centers to strengthen academic skills, by clinical professionals with relatively impaired children, and to assist in the acquisition of English as a second language. English has become the second language of choice in most countries, with approximately 340 million people speaking English worldwide. About one-fourth to one-third of the population worldwide now understand and speak English to some degree, and English is the international language of business, travel, and diplomacy. While our products do not provide all the components necessary to teach English to non-native speakers, they have been demonstrated to be extremely effective in assisting in English language instruction, through building the necessary underlying cognitive, acoustic processing, phonological and other skills needed to learn and speak English fluently.

We continue to explore and evaluate other potential markets where our products can help struggling learners, including correctional institutions and tutoring centers.

Products

Our Fast ForWord family of products consists of award-winning software that combines neuroscience, cognitive science and computer technology to change the neurological patterns in students’ brains. Our products build learning capacity by systematically and rigorously applying proven neuroscience principles to develop the cognitive skills required to read and learn effectively, using exercises based on language and reading skills. The results from our products are fast, effective and enduring; results have been demonstrated through brain imaging studies, changes in achievement on standardized reading tests and more than 145 efficacy studies.

Cognitive Skills Development

Reading and learning require a variety of foundational cognitive skills, all functioning together. The Fast ForWord products build learning capacity by developing the prerequisite skills that enable students to take greater advantage of their reading and other academic instruction and improve their reading proficiency. Fast ForWord products do this by building these cognitive skills, including memory, attention, processing and sequencing (we refer to these as Learning MAPs).

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

Neuroscience-Based Learning Principles

The Fast ForWord products apply learning principles that have been established through neuroscience and cognitive research as being critical to learning new tasks and establishing rapid change in brain function: frequency and intensity, adaptivity, simultaneous development, and timely motivation. In our marketing, we refer to our application of these principles as F.A.S.T. Power Learning™.

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

Products in the Fast ForWord Family

Since 1997, when we introduced the first Fast ForWord product, our product family has expanded to 11 major software offerings. During 2007, our Fast ForWord family of products accounted for 67% of revenue. The software products function with a wide variety of hardware and software configurations and are designed to work with the computer technology widely available in schools.

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

Product	Description

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

Product	Description

Internet-Based Tools

Progress Tracker

Progress Tracker, our Internet-based data analysis and reporting tool, analyzes student learning results to provide diagnostic and prescriptive intervention information and allows educators to track and report their students’ learning progress. It also provides information aligning the Fast ForWord products to basal reading programs and correlating the products to state standards. Progress Tracker generates status flags using sophisticated algorithms to analyze student learning data with a complex set of rules partially based on past data patterns. These status flags alert the educator when intervention is necessary for a student, and suggest to the educator when to move the student to a lower or higher level product or to complete product use. Progress Tracker provides detailed reports at the student, classroom, school, and district level, and can be reported by subgroup, providing a tool for educators to analyze their progress towards the Annual Yearly Progress requirements mandated by No Child Left Behind. Customers can configure the system to send automatic emails to parents, teachers, administrators or others to provide easy periodic updates. Progress Tracker also provides the ability to collect behavioral survey data from teachers and parents prior to and after product use.

In June 2007, we added Reading Progress Indicator to our Progress Tracker system. Reading Progress Indicator is a reliable and valid assessment of a student’s reading skills. It is designed to be quick and convenient to administer before and after Fast ForWord product use, to rapidly demonstrate the effectiveness of our products.

Product Effectiveness

Research by our school district customers, independent academics and our own scientists has demonstrated that Fast ForWord products improve language and reading skills across a broad spectrum of demographic groups, and we continue to accumulate outcomes data from students in classrooms across the country. To date, more than 145 research studies, including the results from more than 32,000 aggregate participants, demonstrate the academic gains achieved through the Fast ForWord products. Published studies show outcomes from more than 455 learning organizations.

As of December 31, 2007, research substantiating the outcomes that can be achieved through using the Fast ForWord products includes:

By region	Skills	Students	Other

Northeast (38 reports) Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia	State Assessments (39 reports) BLT, DIBELS, DRP, DSTP, EOG, FCAT, ISAT, ITBS, LEAP, MCAS, MCT, MSA, OAT, OPT, SAT-9, TAAS, TAKS, TCAP, Terra Nova, TPRI	At-Risk Learners (16 reports) Oral Language, Phoneme Awareness, 30 Minute Protocol	Brain Plasticity is well-founded in research. More than 30,000 articles relating to research on “Brain Plasticity” for the years 1967-2007 have been indexed by scholar.google.com.

By region	Skills	Students	Other

South (22 reports) Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee	Reading Skills (119 reports) Phoneme Awareness, Reading Comprehension, Vocabulary, Fluency, Listening Comprehension	Title I Schools (28 reports) Reading achievement results for elementary, middle and secondary schools

Independent reviews substantiate the research basis of the Fast ForWord products. Independent reviews of the Fast ForWord research have been published by the USDE’s What Works Clearinghouse, the Metiri Group, the Florida Center for Reading Research and the Milken Family Foundation.

Midwest (30 reports) Illinois, Indiana, Kentucky, Michigan, Minnesota, Missouri, Ohio, South Dakota, Wisconsin	Cognitive Skills (11 reports) Memory, Attention, Processing, Sequencing	English Language Learners (7 reports) Reading skills and achievement for elementary, middle and secondary schools

Fast ForWord product effectiveness research continues to grow. Research demonstrating the positive impact of Fast ForWord software has resulted in more than 145 research reports based on data from more than 32,000 students at 455 schools.

West (44 reports) Alaska, Arizona, Arkansas, California, Idaho, Kansas, Montana, New Mexico, Oklahoma, Texas, Washington, Wyoming	Longitudinal Studies (4 reports) State Assessments, Oral Language, Reading Skills	Special Education Recipients (22 reports) Dyslexia, Autism/PDD, Attention Deficit Disorder, Language Impairments, Developmentally Delayed

Substantial & ongoing research impact by contributing scientists. Scientists directly involved in the development of the Fast ForWord products have authored or co-authored more than 435 articles and book chapters in the fields of brain plasticity, neuropsychology and cognitive development. This foundational research has been cited more than 4,200 times in the scientific literature.

International Studies (8 reports) Australia, Canada, Germany, India, Ireland, Singapore, United Kingdom	Language Skills (33 reports) Language Arts, Oral Language, Listening, Speaking, Syntax, Oral Grammar, Oral Vocabulary	Other Populations (14 reports) Gifted & Talented, Native Americans, Young Adults, Adjudicated

Highlights of this research include:

➢

Twenty-five studies involving more than 2,600 children have demonstrated Fast ForWord efficacy using well-controlled experimental or quasi-experimental study conditions and reliable and valid performance measures, including studies that use randomized control groups.

➢

The What Works Clearinghouse, established by the U.S. Department of Education’s Institute of Education Sciences, has reviewed the research on the effect of the Fast ForWord products on English Language Learners and Beginning Readers. Based upon studies that meet the What Works Clearinghouse’s high standards, the Clearinghouse has determined that the Fast ForWord products have positive effects.

➢

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

➢

In an effort to determine the cause of the phonological deficit frequently seen in children with developmental dyslexia, researchers from Harvard, MIT, Dartmouth, Rutgers, and Stanford investigated differences in the cortical activity of typical reading children and children with developmental dyslexia as they processed rapidly changing sounds. The results were published in Restorative Neurology and Neuroscience in 2007 and demonstrated that typical reading children process slowly and rapidly changing sounds in different cortical regions, while children with developmental dyslexia process them in the same region. Children with developmental dyslexia who underwent remediation with Fast ForWord products increased their language and reading skills, and the way they processed rapidly changing sounds changed, becoming more similar to that of typical readers.

Implementation

We market the Fast ForWord products primarily as an intervention solution, and our customers most frequently use the products with students who are struggling. However, some customers use the Fast ForWord software with all of their students. We provide our customers with a placement chart that, based on a students grade level, achievement, and demographics, recommends which product the student should use. We suggest that students use two Fast ForWord products per year.

Neuroscience teaches us that to facilitate the brain changes that lead to enhanced learning, the student needs to complete a set of learning tasks in a frequent, intense timeframe. To provide that intensity and frequency, we have established product use protocols for our Fast ForWord products that call for customers to use the products five days a week, between 30 and 90 minutes per day, for a period of generally between four and twelve weeks (depending on the student and the product). It can be challenging for educators to dedicate that much time to Fast ForWord use out of a limited and already crowded school day. Fast ForWord implementation also competes with other software applications for the limited number of school computers. To address this challenge in 2007 we introduced protocols for all of our products designed for use 30 minutes per day. We believe the addition of this shorter daily protocol will offer our customers valuable additional flexibility.

Our products are most frequently used in a computer lab setting, either a lab entirely devoted to Fast ForWord product use or a lab shared with other applications. A lab setting is likely to provide the appropriate kind of quiet focused atmosphere that is best for Fast ForWord use. Some customers have effectively used the products, especially the Reading series products, in regular classrooms. We expect that the 30 minute protocols will facilitate use in regular classrooms.

We encourage our customers to use the products with as many students as their scheduling and computer resources permit. In 2007, our customers with full site licenses to the Gateway Edition products averaged 103 students per school using the products, up from 98 in 2006.

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

Fast ForWord Services and Support

We believe that the training and implementation support provided by our service personnel is important to achieving appropriate product use in schools, where a limited school day and competing priorities makes it challenging for educators to devote the time and resources needed for a solid implementation. The Fast ForWord products employ science and research unfamiliar to many educators, and understanding these principles is key to successful and sustained implementations. Our service professionals are highly trained and skilled at building the necessary knowledge and best practices. In 2007, services, support and Progress Tracker accounted for 33% of revenue, compared to 27% in 2006 and 25% in 2005. As of December 31, 2007, our service and support organization included 58 employees supplemented by 34 independent contractors who provide on-site customer training, consulting and technical services.

Services

To facilitate effective implementation, we offer on-site product training, technical installation, implementation management, consulting, and professional development services. To help our customers obtain the best possible student achievement results, our product training and professional development sessions provide an extensive hands-on introduction to our products, “best practices” implementation strategies, and an introduction to the science behind our products. We also offer implementation management services, which provide administrators a detailed overview of the implementation at each of their schools, and consulting on data analysis and interpretation, intervention and motivation strategies, connecting with classroom teachers and other topics of interest to the customer.

We host national and regional Circle of Learning user conferences and a spectrum of forums, workshops, and seminars for customers and prospective customers. At these gatherings, speakers provide information on advances in neuroscience and learning, and current customers offer actual case studies on how our products impact student achievement. These sessions also provide our customers with opportunities to network and develop informal support relationships.

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

In 2006, we moved our basic support services from the outside vendor that we had used for many years to our own We Care support center located in Tucson, Arizona. We made this change to enhance our service levels, increase the integration between support personnel and our technical organization, and contain costs. We believe this move has met these objectives. At year end 2007 we had 20 support professionals, compared to 15 at year end 2006.

Warranty

We generally provide a warranty that our software products operate substantially as described in the manuals and guides that accompany the software for a period of 90 days. The warranty excludes damage from misuse, accident, and certain other circumstances. To date, we have not experienced any significant warranty expense.

Sales and Marketing

We sell to our principal market, K-12 school districts throughout the United States, primarily using a direct sales force. During the past two years, an important part of our strategy has been to increase the size as well as the productivity of our direct sales force. In 2007, our average number of field sales representatives was 49, an increase of approximately 17% over 2006. We plan to continue to increase our field sales force. (We calculate the annual average of field representatives by averaging the number of representatives at the end of each quarter.)

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

We believe large booked sales are an important indicator of mainstream education industry acceptance and an important factor in reaching our goal of increasing sales force productivity. In 2007 we continued to focus our sales force on multi-site sales. As a result, in the second quarter of 2007, we closed the second largest transaction in our history with Duval County Public schools. As a result of this transaction and other transactions closed this year and in prior years, revenues from Duval County for 2007 were more than 10% of our revenues for the year.

A critical component of our marketing strategy is our brain science events. These are Company-sponsored or cosponsored events that provide us with a significant period of time in which to explain our neuroscience approach and achievement results, and have been particularly effective selling opportunities. We also conduct direct marketing campaigns and participate in selected trade shows. In our marketing, we emphasize the unique characteristics of our solution, our neuroscience research basis, and our proven impact on student achievement.

We sell to clinical professionals and learning centers principally through direct marketing (mail, web and telesales) and conferences (both industry conferences and an annual forum we conduct ourselves).

We are also building a network of independent value-added representatives outside North America. As of December 31, 2007, we had relationships with 24 representatives, compared to 21 at year end 2006. To date, booked sales outside North America have not been significant. We are building this channel to capitalize on the growing demand for English fluency around the world. We believe that Fast ForWord products offer unique value in quickly “rewiring” the brain for English. We also believe the international market has large potential growth opportunities, and we are positioning to take advantage of these in the future.

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

Our research and development expenses were approximately $4.5 million for the year ended December 31, 2007, and $4.1 million and $3.9 million for the years ended December 31, 2006 and, 2005, respectively. As of December 31, 2007, 22 of our employees were engaged in research and development activities, which include both product development and outcomes research.

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

Major Product Introductions

Product	Launch year

Fast ForWord Language	1997
Fast ForWord Language to Reading	1998
Away We Go! product family (predecessors to Fast ForWord Language Basics and Fast ForWord to Reading Prep)	1999
Fast ForWord Middle and High School (predecessor to Fast ForWord to Literacy)	1999
Fast ForWord to Reading 3 (originally Fast ForWord Reading)	2000
Progress Tracker	2001
Fast ForWord Gateway Edition (new architecture of our major products that improved ease of use, added additional student content and provided additional Internet based capabilities)	2003
Fast ForWord to Reading 4	2003
Fast ForWord to Reading 1	2004
Fast ForWord to Reading 2	2004
Fast ForWord Language Basics	2005
Fast ForWord to Reading Prep	2005
Fast ForWord to Reading 5	2005
Fast ForWord to Literacy	2006
Fast ForWord to Literacy Advanced	2006
Reading Progress Indicator addition to Progress Tracker	2007

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

Reading Progress Indicator

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

Reading Progress Indicator is designed to be a reliable and validated assessment of a student’s reading skills that is correlated to nationally recognized normed assessments. Reading Progress Indicator will show an overall reading score in the form of grade equivalents, normal curve equivalents and percentiles. When a customer has licensed Progress Tracker with Reading Progress Indicator, the assessment will be launched for each student when the student begins and completes use of the Fast ForWord product. The assessment will include two forms for each of four grade level tests.

Product Enhancements

Our strategy is to devote much of our current development resources to three major product enhancement projects:

➢

Updated Technology: We are in the process of updating our products using a new development platform, which will allow us to make our user interfaces more appealing to students, permit better integration between our products and newer operating systems, and give us the capability of delivering our products over a web portal. Our two newest products, Fast ForWord to Literacy and Fast ForWord to Literacy Advanced were created using the Flash authoring environment for multi-media applications, and we have begun the process of converting all of our major products to Flash.

➢

Major New Editions of Fast ForWord Language and Fast ForWord Language to Reading: We have also begun major new editions of our two oldest products, Fast ForWord Language and Fast ForWord Language to Reading. In this process, we are mining our student results database to find adjustments that will increase the efficiency and effectiveness of the products, updating the graphical interface and converting the authoring environment to Flash.

➢

Enhancements in Customer Use: We are currently doing research to see if we can develop protocols for use of our Fast ForWord products that would be effective if used less than 5 days a week. If these protocols can be developed and found effective it could possible open additional markets such as learning centers or after school use, and make for easier implementations. We are working on a placement tool based on the Reading Progress Indicator assessment that will recommend a starting and a learning path for an individual student based on their achievement and other factors.

We have not announced any release dates for product upgrades and enhancements and we plan to charge for new products or upgrades, where applicable.

New Products

We continue to evaluate potential new applications for our neuroscience-based technology, and have identified a number of potential development areas, including additional products to be marketed specifically for average and gifted students, English language learners, test preparation and improving mathematics skills. While studies have shown that the current Fast ForWord products improve the math performance of learners by developing the foundational skills of memory, attention processing and sequencing, there are other cognitive skills also critical to math proficiency. We are in the early stages of evaluating these potential product areas and have not reached any decision with respect to whether to proceed in a particular area.

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

At December 31, 2007, we held the rights to 79 issued patents and 30 pending applications. These include 55 issued U.S. patents and 20 pending U.S. applications that we own or co-own. We also held seven issued patents from other countries and had nine applications pending abroad. We were the exclusive licensee under 11 issued U.S. patents, six issued foreign patents, and one pending foreign patent applications. The U.S. patents expire between 2014 and 2019.

We also have ten U.S. trademark registrations, including registrations for marks including “Fast ForWord,” our most important trademark.

The 18 patents and applications that we license are owned by the Regents of the University of California, or the Regents, and Rutgers, the State University of New Jersey, and relate to the basic speech and sound modification and adaptive technology developed at those institutions. In 2007, approximately 78% of our product booked sales was derived from selling products that use the licensed inventions. This license is exclusive and extends for the life of the University patents, which expire in 2014, subject to the right of the Regents to terminate in case of default and our right to terminate at any time upon 60 days written notice. If we were to lose our rights under this license, it would materially harm our business. This license requires payment of royalties based upon cumulative net booked sales of our products, subject to certain minimum royalty amounts. In 2006 and each year thereafter, the minimum royalty payment is $150,000. In 2007, 2006 and 2005, we had approximately $1,028,000, $868,000, and $1,048,000, respectively in royalty expense under the license.

Posit Science Corporation

In September 2003, we transferred certain of our technology to Posit Science Corporation, or PSC, for use in the healthcare field. The initial focus of PSC is on products to combat age-related cognitive decline and to enhance cognitive abilities as people age. The transaction included a license of the patents we own and certain software we developed, a sublicense of the patents we license from the universities, and the sale of some research-related assets. All of the rights licensed to PSC are limited to a specified healthcare field and most of the licenses are exclusive in that field. For these rights, PSC paid us a one-time initial fee, issued us shares in PSC and has an ongoing royalty obligation. PSC has also agreed to cross-license any patents issued to PSC. We retain all rights to our technology outside of the specified healthcare field.

Dr. Michael M. Merzenich, who is one of our founders, directors, significant stockholders and a former officer of ours, is also a founder, director, significant stockholder and officer of PSC.

Seasonality

Our quarterly booked sales and revenue fluctuate seasonally, reflecting a number of factors including school purchasing practices, budget cycles and instructional periods. Historically, our booked sales have been lowest in the first quarter of the year and highest in the second quarter of the year.

Backlog

Our deferred revenue was approximately $23.0 million as of December 31, 2007, and $19.2 million as of December 31, 2006. These deferred revenues are primarily composed of the portion of multi-year sales, term-based sales, support and Progress Tracker sales not yet recognized as revenue, and professional development and technical services that have not yet been performed. Approximately $17.4 million of our deferred revenue as of December 31, 2007 is expected to be recognized within the next 12 months.

Employees

As of December 31, 2007 we had 215 full-time equivalent employees, compared to 197 at December 31, 2006. None of our employees is represented by a union or subject to collective bargaining agreements.

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

Our Fast ForWord products use an approach that differs from the approaches that schools have traditionally used to address reading problems. In particular, our products develop the brain to process more efficiently, are based on neuroscience research and focus on building cognitive skills. All of these concepts may be unfamiliar to educators. K-12 educational practices are slow to change, and it can be difficult to convince educators of the value of a substantially different approach.

In order to obtain the best student results from using our product, schools must follow a recommended protocol for Fast ForWord use, which requires at least 30 minutes per day out of a limited and already crowded school day. Our recommendation that schools follow a prescribed protocol in using our products may limit the number of schools willing to purchase from us. In addition, if our products are not used in accordance with the protocol, they may not produce the expected student results, which may lead to customer dissatisfaction and decreased revenue.

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

Our revenue and net income or loss are difficult to predict and may fluctuate substantially from quarter to quarter and from year to year. We started operations in February 1996 and through 2002 incurred significant operating losses. In both 2006 and 2007, we had an operating loss and modest net income. At December 31, 2007, we had an accumulated deficit of $76.7 million from inception.

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

We may not achieve the benefits we expect from our acquisition of the Reading Assistant product, which could have a material adverse effect on our business, financial and operating results.

Our goals in acquiring the Reading Assistant product are to provide additional products to serve a broader range of students, to broaden our offering for English language learners for the US K-12 market as well as the international market, and to further leverage our growing direct sales organization with additional complementary and effective products for sale. To fully realize the anticipated benefits from the acquisition, we will face a number of post-transaction challenges:

•

We must significantly increase the volume of sales over the level historically achieved by Soliloquy. In addition, if our understanding about the Reading Assistant product, its ease of use, efficacy, and acceptability to educators is not correct, it will be more challenging to reach our expected sales volume.

•	We must successfully retain critical management and technical personnel who have joined us from the Soliloquy business.

•

We may experience unanticipated difficulties in further developing the Reading Assistant product. If so, development of product improvements and new products built on the Reading Assistant platform may be more costly and may take more time than we expect.

We rely on studies of student performance results to demonstrate the effectiveness of our products. If the validity of these studies or the conclusions that we draw from them are challenged, our reputation could be harmed and our business prospects and financial results could be materially and adversely affected.

We rely heavily on statistical studies of student results on assessments to demonstrate that our products lead to improved student achievement. Reliance on these studies to support our claims about the effectiveness of our products involves risks, including the following:

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

If our products contain errors or if customer access to our web-delivered products is disrupted, we could lose new sales and be subject to significant liability claims.

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

Our Progress Tracker data tool and the Web-enabled version of the Reading Assistant product both rely on the World Wide Web in order to function. Unanticipated problems affecting our network systems could cause interruptions or delays in the delivery of that product. The servers that support Progress Tracker are currently located in a third-party co-location facility in Sacramento, California. While we believe that the services provided by this facility are robust, interruptions in customer access could be caused by the occurrence of a natural disaster, power loss, vandalism or other telecommunications problems. We have experienced problems due to power loss in the past, and we will continue to be exposed to the risk of access failure in the future.

If our products do not work properly, or if there are problems with customer access to Progress Tracker or the Web-enabled version of Reading Assistant, we may be required to issue credits, customers may elect not to renew their support or access contracts or not to purchase additional licenses, we may lose sales to potential customers and we may be subject to liability claims. We cannot be certain that the limitations of liability set forth in our agreements would be enforceable or would otherwise protect us from liability for damages. A material liability claim against us, regardless of its merit or its outcome, could result in substantial costs, significantly harm our business reputation and divert management’s attention from our operations.

We will be required to comply with the auditors’ attestation requirement of Sarbanes-Oxley Section 404 starting in fiscal 2008 or fiscal 2009. If we or our auditors determine that our internal controls over financial reporting are not effective or if we are unable to comply with the auditors’ attestation requirement when we are required to do so, such ineffective controls or non-compliance could have a materially adverse effect on us.

Under Sarbanes-Oxley Section 404, as implemented by the SEC and PCAOB, we were required to provide an initial management assessment on our internal control over financial reporting for fiscal 2007 and we have complied with that requirement in this Form 10-K.

Under current rules, we will be required to provide an auditors’ attestation on our internal controls for fiscal 2008. However, the SEC has recently proposed extending the deadline for that requirement so that, as long as we are a non-accelerated filer measured at June 30, 2008, we would not be required to comply with the auditor’s attestation requirement until fiscal 2009. We cannot assure you that, in the course of completing the work to satisfy the auditors’ attestation requirement, we or our auditors will not detect a material weakness in our internal control over financial reporting or that we can satisfactorily comply with the attestation requirement.

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

State and local school funding can be significantly impacted by fluctuations in tax revenues due to changing economic conditions. States are forecasting shortfalls in their tax revenues for fiscal 2009, because of the existing housing slump and a potential recession in the nationwide economy. While education spending remains an important priority for states, it faces competition from demands for relief for homeowners, transportation spending and rising health care costs. An economic downturn leading to a significant reduction in state tax revenues could have a materially adverse impact on our revenue.

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

The market in which we operate is very competitive. While our products are highly differentiated by their neuroscience basis and their focus on improving brain processing efficiency and developing cognitive skills, we nevertheless compete vigorously for the funding available to schools. We compete not only against other software-based reading intervention products but also against print and service-based offerings from other companies and against traditional methods of teaching language and reading. Many of the companies providing these competitive offerings are much larger than we are, are more established in the school market than we are, offer a broader range of products to schools, and have greater financial, technical, marketing and distribution resources than we do. Encouraged by the No Child Left Behind Act, new competitors may enter our market segment and offer actual or claimed results similar to those achieved by our products. In addition, although traditional approaches to language and reading are fundamentally different from our approach, the traditional methods are more widely known and accepted and, therefore, represent significant competition for available funds.

If we lose key personnel or are unable to hire additional qualified personnel as necessary, we may not be able to achieve our business goals, which could materially and adversely affect our financial results and share price.

We depend on the performance of our senior management, sales, marketing, development, research, educational, finance and other administrative personnel with extensive experience in our industry and with our Company. The loss of key personnel could harm our ability to execute our business strategy, which could adversely affect our financial results and share price. In addition, we believe that our future success will depend in large part on our continued ability to identify, hire, retain and motivate highly skilled employees who are in great demand. We cannot assure you that we will be able to do so.

Our current liquidity resources may not be sufficient to meet our needs.

We believe that cash flow from operations will be our primary source of funding for our operations during 2008 and the next several years. In 2007 and 2006, we generated $6.1 million and $4.3 million, respectively, in cash from operating activities. We ended 2007 with $21.2 million in cash and cash equivalents. We expended $10.7 million in cash in connection with the acquisition of the Reading Assistant product line.

In addition, we have a line of credit with Comerica Bank totaling $5.0 million, which expires on December 30, 2008. At December 31, 2007 no borrowings were outstanding and we were in compliance with the covenants of that line.

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

Our most important products are based on licensed inventions owned by the University of California and Rutgers, the State University of New Jersey. In 2007, we generated approximately 78% of our booked sales from products that use this licensed technology. If we were to lose our rights under these licenses (whether through expiration of our exclusive license period, expiration of the underlying patent’s exclusivity, invalidity or unenforceability of the underlying patents, a breach by us of the terms of the license agreements or otherwise), such a loss of these licensed rights or a requirement that we must re-negotiate these licenses could materially harm our booked sales, our revenue and our net income.

If we are unable to adequately protect our intellectual property rights or if we infringe on the rights of others, we could become subject to significant liabilities, need to seek licenses or lose our rights to sell our products.

Our ability to compete effectively depends in part on whether we are able to maintain the proprietary aspects of our technology and to operate without infringing on the proprietary rights of others. It is possible that our issued patents will not offer sufficient protection against competitors with similar technology, that our trademarks will be challenged or infringed by competitors, or that our pending patent applications will not result in the issuance of patents. Issued patents can prove to be invalid or unenforceable as a result of a variety of reasons, including deficiencies in prosecution. As a result of potential deficiencies during the prosecution of certain patents to which we have rights, it is possible that these patents may be subject to a claim of unenforceability or invalidity. If others are able to develop similar products due to the expiration, unenforceability or invalidity of the underlying patents, the resulting competition could materially harm our booked sales, revenue and net income. The Company historically has not registered its copyrights in the United States, which may make it difficult to collect damages from a third party that may be infringing a Company copyright. The degree of future protection for our proprietary rights is also uncertain for products or product improvements in early-stage development, because it is difficult to predict from early-stage development efforts which product(s) will ultimately be marketed or what form the ultimately marketed product(s) will take.

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

Our common stock presently trades on the Nasdaq Global Market, and our trading volume is low. For example, for the last three months of 2007, our average daily trading volume was approximately 43,000 shares. The market price of our common stock has been highly volatile since we became publicly traded and could continue to be subject to wide fluctuations.

The ownership of our common stock is concentrated.

At December 31, 2007, Trigran Investments owned approximately 24% of our outstanding stock, and our executive officers and directors held approximately 15% of the outstanding stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may have interests that diverge from those of other stockholders. This concentration of ownership may also delay, prevent or deter a change in control of our company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.	PROPERTIES

We lease approximately 30,500 square feet of office space in Oakland, California for our headquarters under a lease that expires in December 2013. The lease includes two five-year options to extend the term of the lease. We also lease approximately 2,500 square feet of office space in Tucson, Arizona for our support center under a lease that expires in 2009. In early 2008, we entered into a new lease for our Reading Assistant operations in Waltham, Massachusetts for approximately 6,000 square feet that expires in September 2011. We are currently evaluating our space requirements in Tucson, Arizona and may lease additional space in that area. We believe our other facilities are sufficient for our operations currently and should be adequate to meet our needs for at least the next two years.

ITEM 3.	LEGAL PROCEEDINGS

Litigation with Former Sales Representative

On January 23, 2008, Robert G. (Jerry) Smith, a former account manager in Florida, filed a complaint against us in US District Court for the Middle District of Florida. The lawsuit claims breach of contract for unpaid wages of approximately $423,000. Smith alleges that he is owed additional commission relating to large sale transaction in the second quarter of 2007. We are in the early stages of this proceeding. Discovery has not yet started.

Litigation with School District Customer

On October 22, 2007, we were sued by the Christina School District (the “District”) in the US District Court for the District of Delaware. The District had previously been sued by investors who are the assignees of the lessor under a Master Lease Purchase Agreement (the “Lease Agreement”) entered into by the District in 2003. The District ceased making payments under the Lease Agreement and the investors have claimed that the District breached the Lease Agreement. The District filed a third party complaint against us, claiming that we must refund amounts paid to us by the District for training and consulting under our contracts with the District. Because the District decided not to use our products, it did not therefore use all of the services specified in the contract. The third party complaint alleges unjust enrichment against us. The District states that the amount it is seeking is approximately $220,000. We have filed a motion to dismiss the complaint, which has not yet been decided.

We believe that these claims are not meritorious and that we do not have any significant liability to these claimants.. We therefore do not believe that the resolution of these matters will have a material adverse effect on our financial position or results of operations.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS

The following table sets forth various information concerning our executive officers, as of March 10, 2008:

NAME	AGE	POSITION

Robert C. Bowen	66	Chairman and Chief Executive Officer

D. Andrew Myers	36	President and Chief Operating Officer

Linda L. Carloni	54	Vice President, General Counsel and Corporate Secretary

Glenn G. Chapin	52	Vice President, Sales

Jane A. Freeman	54	Executive Vice President, Chief Financial Officer, and Treasurer

Dr. William M. Jenkins	57	Sr. Vice President, Product Development

Jessica Lindl	34	Vice President, Marketing

Gillian A. McCormack	52	Vice President, Operations

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

D. Andrew Myers joined us as President and Chief Operating Officer in January 2008. Prior to joining us, Mr. Myers worked at Pearson Education since 1997. His last position was as Senior Vice President, Digital Product Development for Pearson Curriculum, where he was responsible for integrating the technology teams from six preceding business units into a digital development group of 275 employees. From August 2004 to March 2007, Mr. Myers was the Chief Operations Officer for Pearson Digital Learning, where he was responsible for setting product, financial, technical and operational strategies for that 580-employee business unit. From 2002 to 2004, Mr. Myers served as Vice President Sales for Pearson Digital Learning. Mr. Myers started with Pearson as a sales representative in 1996. Pearson Education is the education division of Pearson PLC, an international media company. Mr. Myers holds an MBA from the Haas School of Business at the University of California Berkeley and a BA in finance from the University of Utah.

Linda L. Carloni joined the Company as General Counsel in October 1999, became our Secretary in March 2000 and was appointed Vice President in June 2000. Before joining us, Ms. Carloni was a founder and Vice President of Alere Medical Incorporated, a healthcare services start-up. Earlier in her career, Ms. Carloni worked in technology transfer for the University of California, was the general counsel of Nellcor Incorporated, a medical device company, and was an associate and a partner at the Cooley Godward law firm. She received her bachelor’s degree in political science from Case Western Reserve University and her law degree from Boalt Hall School of Law at the University of California, Berkeley.

Glenn G. Chapin joined the Company in April 2001 as Vice President of K-12 Sales. Mr. Chapin brings to his role with us more than 25 years experience working with schools to implement technology based curriculum and management systems that impact teaching and student learning. From 1995 to 2001, Mr. Chapin held sales executive positions at CompassLearning, completing his service there as the Southern Region Vice President. Prior to his post at CompassLearning, Mr. Chapin held sales executive positions at National Computer Systems, where he held positions of increasing responsibility over a 15 year period, from serving as the Midwest territory sales representative and rising to Southern Region Sales VP prior to his departure. Mr. Chapin is a graduate of St. John Fischer College in Rochester, New York where he received his Bachelor of Science degree in Business Administration.

Jane A. Freeman joined us as Vice President, Finance and Treasurer in August 1999 and was named Chief Financial Officer in January 2000. She was appointed Senior Vice President in January 2004 and Executive Vice President in December 2007. She also served as our Vice President Business Development from August 1999 until June 2000. Prior to joining us, Ms. Freeman spent 20 years in the investment business. From 1988 through 1998, she was employed by Rockefeller & Co., a global investment firm, where she led the global asset allocation process, managed the US Small Cap equity product and served on the Management Committee of the firm. She is a director of four mutual funds managed by Harding Loevner LLP. Ms. Freeman holds a B.A. in mathematics and chemistry and an M.B.A. (with distinction) from Cornell University and a License in Applied Economics from the University of Louvain in Belgium.

Dr. William M. Jenkins was appointed Senior Vice President, Product Development in November 2000. Dr. Jenkins is a founder and served as our Vice President, Product Development from June 1997 until November 2000. From March 1996 to June 1997, Dr. Jenkins was our Vice President, Research and Development. From 1990 to 1996, Dr. Jenkins was an Adjunct Associate Professor at the University of California, San Francisco. Dr. Jenkins is the principal developer of our current software products. Dr. Jenkins holds a B.S. in Psychology, an M.A. in Psychobiology and a Ph.D. in Psychobiology from Florida State University, with additional post-doctoral training from UCSF.

Jessica Lindl joined us as Vice President of Marketing in March 2007. Prior to joining us, Ms. Lindl served as Vice President of Marketing and Product Management for Riverdeep, a leading developer of educational software. Ms. Lindl held marketing management positions of increasing responsibility at Riverdeep and The Learning Company, which was acquired by Riverdeep, from 2001 through 2006. Prior to her tenure at Riverdeep, Ms. Lindl served as the Director of Product Management for Simplexis, an e-procurement provider for the K-12 market, in 2000 and 2001 and as part of the sales management team for AT&T in San Francisco from 1995 to 1998. Ms. Lindl holds a bachelor’s degree in economics and international studies from Miami University in Oxford, Ohio and an MBA from the Haas School of Business at the University of California, Berkeley.

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

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information. Our common stock currently is, and during all of 2006 and 2007 was, traded on the NASDAQ Global Market under the symbol “SCIL”. (In 2006, the name of the market was changed from the NASDAQ National Market to the NASDAQ Global Market.)

The following table sets forth, for the periods indicated, the closing high and low sales prices per share of our common stock as reported on the NASDAQ Global Market.

2006	High	Low
First Quarter	$5.96	$4.28
Second Quarter	$5.20	$3.91
Third Quarter	$5.25	$3.82
Fourth Quarter	$6.09	$4.44

2007	High	Low
First Quarter	7.72	5.28
Second Quarter	7.71	6.23
Third Quarter	7.95	5.19
Fourth Quarter	6.49	4.98

Holders. As of January 31, 2008, the approximate number of stockholders of record of our common stock was 112.

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

Performance Measurement Comparison.

The following chart compares the cumulative total stockholder return of Scientific Learning Common Stock for the five years ended December 31, 2007 with the cumulative total return during the same period of (i) the NASDAQ Composite Market Index and (ii) a Scientific Learning constructed peer group index. The companies in the peer group index were selected on the basis of similarity in the nature of their business. At December 31, 2007, the peer group included Plato Learning, Inc., Princeton Review, Renaissance Learning Inc., and Scholastic Corporation.

Over the last five years, the peer group has changed from time to time because of acquisitions, changes in business, and other changes affecting peer group companies. This table shows these changes:

Members of Peer Group	Tenure in Peer Group

Excelligence	Removed from peer group after September 30, 2006 after it stopped trading.

Lightspan, Inc.	Removed from peer group during 2003 upon its acquisition

Riverdeep	Removed from peer group during 2002 because its stock was moved from the Nasdaq to the Irish Stock Exchange

Smart Force	Removed from peer group during 2002 upon its acquisition

Student Advantage	Removed from peer group during 2002 when in the process of negotiating its sale

Sylvan Learning Systems, Inc.	Removed from peer group during 2003 because it changed the nature of its business.

The comparison assumes $100 was invested on December 31, 2002 in Scientific Learning Common Stock and in each of the foregoing indices. It also assumes reinvestment of dividends. The stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. Not applicable

(b) Not applicable

(c) Not applicable

ITEM 6.	SELECTED FINANCIAL DATA

In thousands, except per share amounts

	Year Ended December 31,
	2007	2006	2005	2004	2003

Statement of Operations Data:
Revenues:
Products	$31,023	$29,966	$30,263	$22,802	$24,491
Service and support	15,030	11,032	10,056	8,174	5,425

Total revenues	46,053	40,998	40,319	30,976	29,916
Cost of revenues:
Products	1,680	1,638	2,018	1,775	2,127
Service and support	8,539	7,897	5,637	4,981	3,872

Total cost of revenues	10,219	9,535	7,655	6,756	5,999

Gross profit	35,834	31,463	32,664	24,220	23,917

Operating expenses:
Sales and marketing	24,868	21,073	17,619	16,087	12,961
Research and development	4,500	4,129	3,896	3,555	3,500
General and administrative	7,660	6,643	5,841	5,313	4,529
Restructuring	—	—	—	—	(7)

Total operating expenses	37,028	31,845	27,356	24,955	20,983

Operating income (loss)	(1,194)	(382)	5,308	(735)	2,934
Other income from related party	247	150	50	99	448
Interest income (expense), net	1,019	643	421	(100)	(1,209)

Net income (loss) before income tax	72	411	5,779	(736)	2,173
Income tax provision (benefit)	(1,082)	203	182	(43)	43

Net income (loss)	$1,154	$208	$5,597	$(693)	$2,130

Basic net income (loss) per share	$0.07	$0.01	$0.33	$(0.04)	$0.13

Shares used in computing basic net income (loss) per share	17,161	16,846	16,715	16,408	16,007

Diluted net income (loss) per share	$0.06	$0.01	$0.31	$(0.04)	$0.13

Shares used in computing diluted net income (loss) per share	18,297	17,740	18,023	16,408	16,908

Balance Sheet Data:

Cash and cash equivalents	$21,179	$16,364	$9,022	$10,281	$3,648
Short-term investments	—	—	3,043	—	—
Working capital	7,862	3,951	2,842	(3,986)	(11,331)
Total assets	33,803	26,283	18,734	22,958	15,597
Stockholders’ equity (deficit) (1)	5,820	1,017	(1,835)	(8,111)	(8,544)

(1)	We have paid no cash dividends since our inception.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview

We develop and distribute the Fast ForWord family of software. Our patented products build learning capacity by rigorously and systematically applying neuroscience-based learning principles to improve the fundamental cognitive skills required to read and learn. Extensive outcomes research by independent researchers, our founding scientists, school districts and our company demonstrates the rapid and lasting gains achieved through Fast ForWord participation. Our products are marketed primarily to K-12 schools in the US, to whom we sell through a direct sales force. To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support. Since our inception, learners have used our Fast ForWord products over one million times and approximately 5,200 schools have purchased at least $10,000 of our Fast ForWord product licenses and services. As of December 31, 2007 we had 215 full-time equivalent employees, compared to 197 at December 31, 2006.

On January 7, 2008, we completed the acquisition of substantially all of the assets of Soliloquy Learning, including the Reading Assistant product, for $10.7 million in cash. The Scientific Learning Reading Assistant combines advanced speech recognition technology with scientifically based courseware to help students strengthen fluency, vocabulary and comprehension to become proficient life-long readers.

Business Highlights

We market our Fast ForWord products primarily as a reading intervention solution for struggling, at-risk, English Language Learners, and special education students. Approximately 70% of the estimated 55 million public and private school K-12 students in the United States test as not proficient in reading. While our installed base is growing, the approximately 5,200 schools that have purchased at least $10,000 of our product licenses and services represent a small fraction of the approximately 125,000 K-12 schools in the US.

Federal education funds are a critical resource in helping school districts address the needs of the most challenged learners. We believe that a significant proportion of our sales are funded by federal sources, particularly Title One and IDEA (special education) grants. In fiscal 2008, these programs are projected to total $25.4 billion. States are forecasting shortfalls in their taxation revenues for fiscal 2009 because of the existing housing slump and a potential recession in the nationwide economy. Such shortfalls would have an impact on education spending, although it is likely that education would remain among the top priorities.

Sales of our products are included in the growing supplemental education materials segment of the overall education materials market. Simba Information’s Publishing for the PreK-12 Market 2007 – 2008 (April 2007) estimates that:

➢	The total market for K-12 instructional materials is $8.58 billion, growing at 4.2%

➢	The supplemental materials segment of that market is $4.29 billion

➢	The fastest growing supplemental market, technology based electronic courseware, is $856 million and expected to grow 9.4%

Company Highlights

In 2007 total revenue increased by 12% compared to 2006. This compares to an increase of 2% in 2006 compared to 2005. We attribute our revenue increase primarily to:

•	Our improved sales capacity resulting from additional sales representatives hired in 2006 who became productive in 2007.

•	A continued focus within our sales organization on quickly closing transactions over $100,000, and on increasing the size of these transactions.

Booked sales increased 16% in 2007 compared to 2006. Revenue increased at a slower rate than booked sales because in 2007 our sales mix contained a greater proportion of multiple year service and support offerings, where a significant amount of revenue is to be recognized in future periods, as compared to previous years. (For more explanation of booked sales, see Booked Sales and Selling Activity, below.)

We also experienced continued growth in our international sales, which increased 62% in 2007 compared to 2006, following an increase of 112% in 2006 compared to 2005. In 2007, international sales comprised approximately 2%

of total sales, compared to 1.5% in 2006. We conduct our international business through value-added representatives (“VARs”). At December 31, 2007 we had 24 VARs selling in 42 countries.

We reported net income of $1.2 million in 2007, compared to net income of $0.2 million in 2006. The increase in net income is primarily due to an income tax benefit of approximately $1.2 million arising from the reduction of a portion of our deferred taxation valuation allowance.

During 2007 we introduced our Reading Progress Indicator service. While we are pleased with the initial results, the incremental revenue from this additional offering was not significant in 2007.

We ended 2007 with $21.2 million in cash and cash equivalents, and had no outstanding debt. We did not make use of our credit line during 2007. Net cash generated from operating activities was $6.1 million.

In January 2008 we completed the acquisition of the Soliloquy Reading Assistant product line and substantially all of the other assets of the Soliloquy Learning business, based in Waltham, Massachusetts, for cash consideration of $10.7 million. We estimate that as a direct result of this acquisition our revenue and our operating expenses in 2008 will increase.

Results of Operations

Revenues

	Year Ended December 31,

(dollars in thousands)	2007	Change	2006	Change	2005

Products	$31,023	4%	$29,966	-1%	$30,263
Service and support	15,030	36%	11,032	10%	10,056

Total revenues	$46,053	12%	$40,998	2%	$40,319

2007 revenue compared to 2006: Product revenues, which comprise the majority of our revenue, increased modestly in 2007 compared to 2006. The growth in product revenues was slower than total revenues due to lower than expected product sales, and an increase in multiple year service and support packages which include a lower proportion of product revenue. In 2007 one customer accounted for more than 10% of our total revenue. On average 48% of booked sales in 2007 were recognized into revenue in the quarter in which the sale occurred.

Our service and support revenue increased significantly in 2007 compared to 2006 due to more services delivered and a higher number of schools on support. At December 31, 2007 we had approximately 32% more schools on support than at December 31, 2006. The increase in schools on support is mainly due to our success in selling renewals to our growing installed base.

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

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the twelve months ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
(dollars in thousands)	2007	Change	2006	Change	2005

Booked sales	$49,849	16%	$43,154	37%	$31,538
Less revenue	46,053	12%	40,998	2%	40,319

Net increase/(decrease) in deferred revenue	3,796		2,156		(8,781)

Total deferred revenue end of period	$22,955	20%	$19,159	13%	$17,003

Booked sales in the K-12 sector, which accounted for over 91% of booked sales in 2007, increased 14% to $45.6 million compared to $40.2 million in 2006. Booked sales in the K-12 sector were $28.4 million in 2005.

We believe that the principal reasons for the increase in 2007 booked sales are:

•

Our improved sales capacity resulting from additional sales representatives hired in 2006 who became productive in 2007. We had an average of 49 quota bearing sales representatives in 2007, compared to 42 in 2006.

•

A continued focus within our sales organization on quickly closing transactions over $100,000, and on increasing the size of these transactions. Our 2007 sales included one transaction for approximately $7.4 million.

The increase in booked sales in 2007 was smaller than the increase that we experienced in 2006. The large increase in 2006 was mainly because sales in 2005 in several key states had been depressed due to severe weather conditions, spiking energy prices, and other factors that contributed to general funding uncertainty.

We believe large booked sales are an important indicator of mainstream education industry acceptance and an important factor in reaching our goal of increasing sales force productivity. In 2007 we continued to focus our sales force on multi-site sales, and we closed 90 transactions in excess of $100,000 compared to 102 in 2006 and 59 in 2005. Although we closed fewer large deals in 2007 than in 2006, the average size of these transactions increased substantially, from approximately $285,000 in 2006 to approximately $349,000 in 2007. The increase in average transaction size was mainly due to the impact of one transaction for approximately $7.4 million. For the year ended December 31, 2007, 69% of our K-12 booked sales were realized from sales over $100,000. For the comparable periods ending December 31, 2006 and 2005, large booked sales accounted for 67% and 59% of booked sales respectively.

Large booked sales include volume discounts but the percentage discount applicable to any given transaction will vary and the relative percentage of large sales and smaller sales in a given quarter may fluctuate. Because we discount product license fees but do not discount service and support fees, product booked sales and revenue are disproportionately affected by discounting. We cannot predict the size, number and timing of large transactions in the future.

Booked sales outside the K-12 market (primarily to the adult corrections market, private practice clinicians and international customers) increased by 40% in 2007 compared to 2006, mainly due to the impact of a large corrections sale. International sales increased by 62% in 2007 compared to 2006. Non K-12 sales in 2006 were flat relative to 2005.

Although federal, state and local budget pressures make for an uncertain funding environment for our customers, we are optimistic about our growth prospects in the K-12 market. However, achieving our booked sales growth objectives will depend on increasing customer acceptance of our products, which requires us to continue to focus on improving our products’ ease of use, their fit with school requirements, and our connection with classroom teachers and administrators. Our K-12 growth prospects are also influenced by factors outside our control including the overall level, certainty and allocation of state, local and federal funding. For a discussion of some of the other important factors that affect our results, see Risk Factors. In addition, the revenue recognized from our booked sales can be unpredictable. Our various license and service packages have substantially differing revenue recognition periods, and it is often difficult to predict which license package a customer will purchase, even when the amount and timing of a sale can be reasonably projected. See Management’s Discussion and Analysis – Application of

Critical Accounting Policies for a discussion of our revenue recognition policy. In addition, the timing of a single large order or its implementation can significantly impact the level of booked sales and revenue at any given time.

Gross Profit and Cost of Revenues

	Year Ended December 31,
(dollars in thousands)	2007	2006	2005

Gross profit on products	$29,343	$28,328	$28,245
Gross profit margin on products	95%	95%	93%
Gross profit on service and support	6,491	3,135	4,419
Gross profit margin on services and support	43%	28%	44%

Total gross profit	$35,834	$31,463	$32,664
Total gross profit margin	78%	77%	81%

The overall gross profit margin improved slightly in 2007 compared to 2006. The increase in gross margin was driven primarily by increased service and support margins, partially offset by a reduction in the proportion of higher margin product revenue. Service and support revenue growth of 36%, combined with an 8% increase in service and support costs, resulted in an increase in the service and support gross margin from 28% to 43%. The main reasons for the increase in service and support gross margin were higher staff utilization and leverage from our new Tucson support center. Higher margin product revenues comprised 67% of total revenues in 2007 compared to 73% in 2006.

The overall gross profit margin declined in 2006 compared to 2005, as a small improvement in product margin was more than offset by a substantial decrease in services and support margin. Product margins improved primarily because capitalized software amortization, which was charged to product cost of revenue, ceased in June 2006. We also reduced costs by limiting the quantity of electronic media that we send to customers. Service and support margins declined from 2005 to 2006 primarily due to our investment in a new support center in Tucson, Arizona, which replaced an outside vendor. We also hired additional service staff in anticipation of increased service sales.

Operating Expenses

	Year Ended December 31,
(dollars in thousands)	2007	Change	2006	Change	2005

Sales and marketing	$24,868	18%	$21,073	20%	$17,619
Research and development	4,500	9%	4,129	6%	3,896
General and administrative	7,660	15%	6,643	14%	5,841

Total operating expenses	$37,028	16%	$31,845	16%	$27,356

Sales and Marketing: Sales and marketing expenses consist principally of salaries and incentive compensation paid to employees engaged in sales and marketing activities, travel costs, tradeshows, conferences, and marketing and promotional materials. The increase in sales and marketing costs in 2007 compared to 2006 is mostly due to higher employee costs, as headcount has increased by 11% year over year, and also to increased spending on marketing initiatives such as trade shows and the use of marketing consultants, partially offset by reduced incentive compensation costs. In 2006, our sales and marketing expenses increased over 2005, primarily due to increased sales and marketing staff, more marketing activities and higher commissions reflecting higher booked sales. Commissions in 2006 were $1.3 million higher than in 2005. At December 31, 2007, we had 51 field-based quota-bearing sales personnel selling to public schools, compared to 44 and 36 at December 31, 2006 and 2005 respectively. We expect our sales and marketing expenses to increase at a low double digit rate in 2008.

Research and Development: Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs. The increased costs for 2007 compared to 2006 are primarily due to higher outsourced development costs. Research and development expenses increased by 6% in 2006 due primarily to stock compensation expenses and patent acquisition legal fees. We expect research and development expenses to almost double in 2008 due to the addition of the Reading Assistant employees and the amortization of the acquired intangible assets.

General and Administrative: General and administrative expenses principally consist of salaries and compensation paid to our executives, accounting staff and other support personnel, as well as travel expenses for these employees, and outside legal and accounting fees. The increase in 2007 expenses compared to 2006 is mostly due to the legal, accounting, printing and travel costs of approximately $688,000 related to our secondary stock offering. Stock compensation expense was also higher in 2007 than in 2006. These costs were partially offset by lower expenses for management incentive compensation. General and administrative expenses increased by 14% in 2006 due primarily to stock compensation expenses and incentive compensation expenses, partially offset by a reduction in accounting and legal fees relating to the restatement of financial results that were expensed in 2005. Accounting and legal fees associated with the restatement that were expensed in 2005 totaled approximately $380,000. We expect general and administrative expenses to increase modestly in 2008.

Other Income from Related Party

In September 2003, we signed an agreement with Posit Science Corporation (“PSC”), transferring our patented technology to PSC for use in the health field. During the twelve months ended December 31, 2007, 2006 and 2005 we recorded $247,000, $150,000, and $50,000 respectively, for royalties received and services provided to PSC. Amounts received to date and any future receipts are being reported as other income as we do not consider these royalties to be part of our recurring operations.

Interest and Other Income (Expense), net

	Year Ended December 31,
(dollars in thousands)	2007	Change	2006	Change	2005

Interest on invested cash	680	38%	494	104%	242
Reclassification of service revenue	332	132%	143	NA	—
Miscellaneous	7	17%	6	-97%	179

Interest and other income (expense), net	$1,019	58%	$643	53%	$421

In 2007, interest and other income (expense), net, consisted primarily of interest earned on our invested cash of $680,000 and a reclassification of $332,000 of service and support revenue relating to two customers for whom we are no longer performing services. For 2006, interest and other income (expense), net, consisted primarily of interest earned of $494,000 and a reclassification of $143,000 of service and support revenue relating to the same two customers. In 2005, interest and other income (expense), net, comprised mainly interest earned on our invested cash of $242,000 and interest on officer loans of $170,000. All officer loans were repaid in full by March 31, 2006.

Income Tax Provision (Benefit)

During the fourth quarter of 2007, we recorded an income tax benefit of approximately $1.1 million. This benefit included a $1.2 million reduction in our deferred tax asset valuation allowance related to a portion of our deferred tax assets that will more likely than not be realized, based on future projected taxable income for fiscal 2008. Prior to the fourth quarter of 2007, we recorded a full valuation allowance against our deferred tax assets. These projections were based on one year of projected future taxable income.

As of December 31, 2007, we have U.S. federal and state net operating loss carryforwards of approximately $61.2 million and $46.5 million, respectively. The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2018 through 2027 if not utilized. State net operating loss carryforwards will expire at various dates beginning in 2012 through 2017.

As of December 31, 2007, we had U.S. federal and state tax credit carryforwards of approximately $1.2 million and $0.9 million, respectively. The federal credit will expire at various dates beginning in 2011 through 2027, if not utilized. California state research and development credits can be carried forward indefinitely.

Net operating loss carryforwards and credit carryforwards reflected above are limited due to ownership changes as provided in the Internal Revenue Code and similar state provisions.

Liquidity and Capital Resources

Our cash and cash equivalents and short-term investments were $21.2 million at December 31, 2007 compared to $16.4 million at December 31, 2006 and $12.1 million at December 31, 2005. At December 31, 2007 there were no borrowings outstanding under our credit line. In January 2008 we expended $9.7 million of our cash for the acquisition of the assets of Soliloquy Learning.

Net cash provided by operations in 2007 was $6.1 million, compared to cash provided by operations of $4.3 million in 2006 and $2.1 million used in operations in 2005. Overall, our receivable collection experience has remained strong throughout 2007. We collected $51.7 million of receivables in 2007, compared to $40.3 million of receivables in 2006 and $34.1 million in 2005.

Net cash used in investing activities in 2007 was $2.4 million, consisting of net purchases of property and equipment of $1.1 million, a loan to JTT Holdings of $1.0 million in connection with the January 2008 acquisition of Soliloquy Learning, and acquisition costs incurred of $319,000.

During the year ended December 31, 2006, we purchased an enterprise-wide customer relationship management system. As of December 31, 2007 and 2006, a net book value of $1.4 million and $463,000, respectively, related to the purchase and subsequent implementation of this system was included in property and equipment. These costs will be depreciated over the initial estimated useful life of five years.

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

Net cash generated by financing activities in 2007, 2006 and 2005 was $1.2 million, $0.6 million, and $0.5 million respectively. Net cash generated by financing activities in all three years resulted from the sale of stock upon option exercises and through purchases of stock through the employee stock purchase plan. There was no borrowing on our credit line in 2007 or 2006.

Because our booked sales tend to be seasonal, we may have negative cash flows in particular quarters, particularly the first quarter, when booked sales tend to be substantially lower than in other quarters.

On June 5, 2007 we amended our existing revolving line of credit agreement with Comerica Bank. The maximum that can be borrowed under the agreement is $5.0 million. The line expires on December 2, 2008. Borrowing under the line of credit bears interest at a floating prime rate, or a fixed rate of LIBOR plus 2.5%. To secure the line we granted Comerica a security interest in all of our assets other than our intellectual property. We also agreed with Comerica that we will not grant a security interest in our intellectual property to any third party. Borrowings under the line are subject to various covenants. The agreement includes a letter of credit sublimit not to exceed $1.0 million. At December 31, 2007, we have an outstanding letter of credit for $206,000. There were no borrowings outstanding on the line of credit at December 31, 2007 and we were in compliance with all our covenants.

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

Contractual Obligations and Commitments

We have a non-cancelable lease agreement for our corporate office facilities. The minimum lease payment is approximately $78,000 per month through 2008. After 2008 the base lease payment increases at a compound annual rate of approximately 5%. The lease expires in December 2013. We also have a lease agreement for our Tucson, Arizona office through April 2009 at an average rent of approximately $4,500 per month for the period subsequent to January 1, 2007. In early 2008, we entered into a new lease for our Reading Assistant operations in Waltham, Massachusetts for approximately 6,000 square feet that expires in September 2011. This lease, as well as the existing Waltham lease that expires on March 31, 2008, is included in the table under “operating lease obligations”.

We also make royalty payments to the institutions who participated in the original research that produced our initial products. Our minimum royalty payments are $150,000 per year.

The following table summarizes our obligations at December 31, 2007 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

(dollars in thousands)	2008	2009	2010	2011	2012 and thereafter	Total

Contractual Obligations:
Operating lease obligations	$1,143	$1,142	$1,171	$1,183	$2,312	$6,951
Purchase obligations	150	150	150	150	450	$1,050

Total	$1,293	$1,292	$1,321	$1,333	$2,762	$8,001

Our purchase order commitments at December 31, 2007 are not material

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” At December 31, 2007, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $25,000, of which approximately $3,000 is expected to be paid within one year. For the remaining liability, due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur. Refer to Note 10 to the Financial Statements for additional discussion on unrecognized tax benefits.

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

Sales to our school customers typically include multiple elements (e.g., Fast ForWord software licenses, Progress Tracker, our Internet-based participant tracking service, support, training, implementation management, and other services). We recognize revenue using the residual method, whereby the difference between the total arrangement fee and the total “vendor specific objective evidence”(“VSOE”) of fair value of the undelivered elements is recognized as revenue relating to the delivered elements. VSOE of fair value for each element of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is also measured by the renewal price. We are required to exercise judgment in determining whether VSOE exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent.

The value of software licenses, services and support invoiced during a particular period is recorded as deferred revenue until recognized. All revenue from transactions that include new products that have not yet been delivered is deferred until the delivery of all products. Deferred revenue is recognized as revenue as discussed below.

Multiple contracts with the same customer are generally accounted for as separate arrangements except in cases where contracts are so closely related that they are effectively part of a single arrangement.

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

Income Taxes

We account for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities, and for net operating loss and tax credit carryforwards. Prior to the fourth quarter of 2007, we recorded a full valuation allowance to reserve for the benefit of our deferred tax assets due to the uncertainty surrounding our ability to realize these assets.

During the fourth quarter of 2007, we recorded an income tax benefit of $1.1 million. This benefit included a $1.2 million reduction in the valuation allowance related to a portion of our deferred tax assets that will more likely than not be realized. This determination was primarily based on projected taxable income. In evaluating our ability to realize our deferred tax assets we consider all available positive and negative evidence including our past operating results and our forecast of future taxable income. In determining future taxable income, we make assumptions to forecast federal and state operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with the forecasts used to manage our business. We intend to maintain the remaining valuation allowance until sufficient further positive evidence exists to support further reversals of the valuation allowance. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance.

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

The estimated expected stock price volatility decreased from 80% in 2006 to 49% in 2007. Our expected stock price volatility is based upon our historical experience over the expected life of the options, and this decrease occurred as a result of historical periods beyond the expected life of the options containing highly volatile prices being eliminated from the fiscal 2007 volatility calculation.

In the fourth quarter of 2007 we changed our estimate of the forfeiture rate from 11% to 3.5%, based on our experience of actual forfeiture rates. This resulted in incremental stock compensation expense of approximately $316,000 in the fourth quarter. Stock compensation expense may be adjusted in the future if actual forfeiture rates differ significantly from our current estimates.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the rate of interest that we earn on our cash and cash equivalents. We did not hold any marketable debt securities at December 31, 2007. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at December 31, 2007 would not have a material affect on our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Scientific Learning Corporation

          We have audited the accompanying balance sheets of Scientific Learning Corporation as of December 31, 2007 and 2006 and the related statements of income, stockholders equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scientific Learning Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

          As discussed in Notes 1 and 10 to the financial statements, Scientific Learning Corporation changed its method of accounting for share based payments as of January 1, 2006 and its method of accounting for uncertain tax positions as of January 1, 2007.

/s/  ERNST & YOUNG LLP

San Francisco, California
March 10, 2008

Scientific Learning Corporation
Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2007	December 31, 2006

Assets
Current assets:
Cash and cash equivalents	$21,179	$16,364
Accounts receivable, net of allowance for doubtful accounts of $96 and $99 at December 31, 2007 and 2006, respectively	6,155	7,098
Deferred income taxes	1,191	—
Prepaid expenses and other current assets	1,291	971

Total current assets	29,816	24,433

Property and equipment, net	1,742	941
Loan to JTT Holdings	1,000	—
Deferred acquisition costs	319	—
Other assets	926	909

Total assets	$33,803	$26,283

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$716	$607
Accrued liabilities	3,859	5,089
Deferred revenue	17,379	14,786

Total current liabilities	21,954	20,482
Deferred revenue, long-term	5,576	4,373
Other liabilities	453	411

Total liabilities	27,983	25,266

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 authorized,17,315,886 and 16,972,333 shares issued and outstanding at December 31, 2007 and 2006, respectively, and additional paid-in capital	82,558	78,909
Accumulated deficit	(76,738)	(77,892)

Total stockholders’ equity	5,820	1,017

Total liabilities and stockholders’ equity	$33,803	$26,283

See accompanying notes.

Scientific Learning Corporation
Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,

	2007	2006	2005

Revenues:
Products	$31,023	$29,966	$30,263
Service and support	15,030	11,032	10,056

Total revenues	46,053	40,998	40,319

Cost of revenues:
Cost of products	1,680	1,638	2,018
Cost of service and support	8,539	7,897	5,637

Total cost of revenues	10,219	9,535	7,655

Gross profit	35,834	31,463	32,664

Operating expenses:
Sales and marketing	24,868	21,073	17,619
Research and development	4,500	4,129	3,896
General and administrative	7,660	6,643	5,841

Total operating expenses	37,028	31,845	27,356

Operating income (loss)	(1,194)	(382)	5,308

Other income from related party	247	150	50
Interest and other income (expense), net	1,019	643	421

Net income before income tax	72	411	5,779
Income tax provision (benefit)	(1,082)	203	182

Net income	$1,154	$208	$5,597

Basic net income per share:	$0.07	$0.01	$0.33

Shares used in computing basic net income per share	17,161	16,846	16,715

Diluted net income per share:	$0.06	$0.01	$0.31

Shares used in computing diluted net income per share	18,297	17,740	18,023

See accompanying notes.

Scientific Learning Corporation
Statements of Cash Flows
(In thousands)

	Year Ended December 31,

	2007	2006	2005

Operating Activities:
Net income	$1,154	$208	$5,597
Amounts to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	313	479	728
Increase in interest receivable from current and former officers	—	—	(169)
Increase in interest receivable on short term investments	—	—	(44)
Stock-based compensation	2,463	2,126	205
Reduction of deferred tax asset valuation allowance	(1,191)	—	—
Changes in operating assets and liabilities:
Accounts receivable	943	(3,579)	2,142
Prepaid expenses and other current assets	(320)	341	(6)
Other assets	(17)	33	(67)
Accounts payable	109	393	(389)
Accrued liabilities	(1,230)	2,123	(1,372)
Deferred revenue	3,796	2,156	(8,781)
Other liabilities	42	25	42

Net cash provided by (used in) operating activities	6,062	4,305	(2,114)

Investing Activities:
Purchases of property and equipment, net	(1,114)	(821)	(181)
Loan to JTT Holdings	(1,000)	—	—
Deferred acquisition costs	(319)	—	—
Maturity (purchase) of short-term investments	—	3,043	(2,999)
Repayment on officer loans and accrued interest	—	213	3,561

Net cash provided by (used in) investing activities	(2,433)	2,435	381

Financing Activities:
Proceeds from issuance of common stock, net	1,186	602	474

Net cash provided by financing activities	1,186	602	474

Increase (decrease) in cash and cash equivalents	4,815	7,342	(1,259)

Cash and cash equivalents at beginning of period	16,364	9,022	10,281

Cash and cash equivalents at end of period	$21,179	$16,364	$9,022

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$292	$65	$422

Supplemental disclosure of noncash financing activities:
Common stock surrendered in connection with repayment of officer loans	—	$84	—

See accompanying notes

Scientific Learning Corporation
Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

	Common Stock and Additional Paid-In Capital		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance at December 31, 2004	16,657,589	75,586	(83,697)	(8,111)
Issuance of common stock under stock option plan	71,778	215	—	215
Issuance of common stock under employee stock purchase plan	58,795	259	—	259
Stock-based compensation	—	137	—	137
Stock issued in exchange for services	10,896	68		68
Net income and comprehensive income	—	—	5,597	5,597

Balance at December 31, 2005	16,799,058	$76,265	$(78,100)	$(1,835)
Issuance of common stock under stock option plan	86,422	254	—	254
Issuance of common stock under employee stock purchase plan	84,555	348	—	348
Stock-based compensation	—	2,052	—	2,052
Stock issued in exchange for services	17,079	74	—	74
Stock surrendered	(14,781)	(84)	—	(84)
Net income and comprehensive income	—	—	208	208

Balance at December 31, 2006	16,972,333	$78,909	$(77,892)	$1,017
Issuance of common stock under stock option plan	182,375	822		822
Issuance of common stock under employee stock purchase plan	81,791	364		364
Stock-based compensation	—	2,463		2,463
Vesting of restricted stock units	79,387	—		—
Net income and comprehensive income			1,154	1,154

Balance at December 31, 2007	17,315,886	$82,558	$(76,738)	$5,820

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

Booked sales to our school customers typically include multiple elements (e.g., Fast ForWord software licenses, Progress Tracker, our Internet-based participant tracking service, support, training, implementation management, and other services). We recognize revenue using the residual method, whereby the difference between the total arrangement fee and the total “vendor specific objective evidence” (“VSOE”) of fair value of the undelivered elements is recognized as revenue relating to the delivered elements. VSOE of fair value for each element of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is also measured by the renewal price. We are required to exercise judgment in determining whether VSOE of fair value exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent.

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

Multiple contracts with the same customer are generally accounted for as separate arrangements, except in cases where contracts are so closely related that they are effectively part of a single arrangement.

Product revenue

Product revenue is primarily derived from the licensing of software and is recognized as follows:

•

Perpetual licenses – software licensed on a perpetual basis. Revenue is recognized at the later of product delivery date or contract start date using the residual method. If VSOE of fair value does not exist for all the undelivered elements, all revenue is deferred and recognized ratably over the service period if the undelivered element is services or when all elements have been delivered.

Notes to Financial Statements

1.	Summary of Significant Accounting Policies (continued)

•	Term licenses – software licensed for a specific time period, generally three to twelve months. Revenue is recognized ratably over the license term.

•	Individual participant licenses – software licensed for a single participant. Revenue is recognized over the average period of use, typically six weeks.

Service and support revenue

Service and support revenue is derived from a combination of training, implementation, technical and professional services, online services and customer support. Training, technical and other professional services are typically sold on a per day basis. If VSOE of fair value exists for all elements of an arrangement or all elements except software licenses, services revenue is recognized as performed. If VSOE of fair value does not exist for all the elements in an arrangement except software licenses, service revenue is recognized over the longest contractual period in an arrangement. Revenue from services sold alone or with support is recognized as performed.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which primarily consist of cash on deposit with banks, money market funds, and US Government debt with a maturity of three months or less, are stated at cost, which approximates fair value. Our cash and cash equivalents consisted of the following (in thousands):

	December 31,

	2007	2006

Cash on deposit	$336	$1,281
Money market funds	20,843	10,833
US Government debt	—	4,250

	$21,179	$16,364

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

Inventories

Product inventories, which are primarily finished goods, are stated at the lower of cost or market and are included in “Prepaid expenses and other current assets”. Cost is determined using a weighted average approach, which approximates the first-in first-out method. If inventory costs exceed expected market value due to obsolescence or lack of demand adjustments are recorded for the difference between the cost and the market value.

Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, short-term investments, accounts receivable, notes receivable from current and former officers, and accounts payable approximate fair value.

Notes to Financial Statements

1. Summary of Significant Accounting Policies (continued)

Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable.

Cash and cash equivalents are invested in major financial institutions in the United States. Such deposits may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

Our accounts receivable are derived from booked sales to customers located primarily in the United States. We perform ongoing credit evaluations of our customers. We do not require collateral.

An allowance for doubtful accounts is determined with respect to those accounts that we have determined to be doubtful of collection. At December 31, 2007 one customer accounted for more than 10% of our accounts receivable. At December 31, 2006, no customer accounted for more than 10% of our accounts receivable. One customer accounted for more than 10% of our revenue in fiscal 2007. No customers accounted for more than 10% of our revenue in fiscal 2006 or 2005.

We have no off-balance sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other hedging arrangements.

Our concentration of royalty arrangements potentially exposes us to risk. The patents and applications that we license are owned by the Regents of the University of California, and Rutgers, the State University of New Jersey, and relate to the basic speech and sound modification and adaptive technology developed at those institutions. In 2007, approximately 78% of our product booked sales was derived from selling products that use the licensed inventions.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Software Development Costs

We account for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. In 2007, 2006 and 2005 costs incurred subsequent to the establishment of technological feasibility for new projects were not significant, and were charged to research and development expense. Software costs are amortized to cost of product revenues over the estimated useful life of the software, which is three years. Amortization was zero, $130,000, and $261,000 for the years ended December 31, 2007, 2006 and 2005, respectively. All capitalized software development costs were fully amortized by June 30, 2006.

Costs related to internally developed software and software purchased for internal use are capitalized in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” During the year ended December 31, 2006, we purchased an enterprise-wide, customer relationship management system. As of December 31, 2007, a net book value of $1.4 million related to the purchase and subsequent implementation of this system was included in property and equipment. These costs are being depreciated over the estimated useful life of five years.

Notes to Financial Statements

1. Summary of Significant Accounting Policies (continued)

Long-Lived Assets

We regularly review the carrying value of long-lived assets. We continually make estimates regarding future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

Accounting for Stock-Based Compensation

Effective January 1, 2006 we began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with SFAS 123R, “Share-Based Payment” (“SFAS 123R”). We adopted SFAS 123R using the modified prospective transition method and consequently have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized for fiscal years 2006 and 2007 includes 1) amortization related to the remaining unvested portion of stock-based awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 “Accounting for Stock-Based Compensation” (“FAS 123”); and 2) amortization related to stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, we record expense over the service period in connection with shares issued under our employee stock purchase plan and stock options and restricted stock awards. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the service period of the award on a straight-line basis.

Prior to January 1, 2006, we accounted for stock-based awards using the intrinsic value method of accounting in accordance with APB 25, whereby the difference between the exercise price and the fair market value on the date of grant is recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense was recognized in our Statements of Income when the exercise price of our employee stock option grant equals the market price of the underlying common stock on the date of grant, and the measurement date of the option grant is certain. The measurement date is certain when the date of grant is fixed and determinable.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $2,000, $26,000, and $18,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Notes to Financial Statements

1. Summary of Significant Accounting Policies (continued)

The following table sets forth the computation of net income per share (in thousands, except per share data):

	Year Ended December 31,

	2007	2006	2005

Net income	$1,154	$208	$5,597

Weighted average shares used in calculation of basic net income per share	17,161	16,846	16,715
Effect of dilutive securities:
Employee stock options and awards	1,136	894	1,308

Weighted-average diluted common shares	18,297	17,740	18,023

Basic net income per share	$0.07	$0.01	$0.33

Diluted net income per share	$0.06	$0.01	$0.31

For the years ended December 31, 2007, 2006 and 2005, respectively, 923,621, 1,393,649 and 1,058,652 options with exercise prices greater than the average market price for our common stock were excluded from the calculation of diluted net income per share because their effect is anti-dilutive.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), including an amendment of FASB Statement No. 115, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis. Subsequent measurements for the financial assets and liabilities an entity elects to record at fair value will be recognized in earnings. Statement 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not elected to adopt SFAS 159.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for us beginning in the first quarter of fiscal 2010. Early adoption is not permitted. We are currently evaluating the impact that SFAS 141R and SFAS 160 will have on our financial statements.

Notes to Financial Statements

2. Stock-Based Compensation

Stock-Based Compensation Plans

On December 31, 2007, we had four active share-based compensation plans, which are described below.

In May 1999, our stockholders approved our 1999 Equity Incentive Plan. The total number of shares authorized for issuance under the plan is 6,492,666. Restricted stock units awarded under this plan generally vest over four years of continuous service in annual or semi-annual installments. Option awards have generally been granted with an exercise price equal to the market price of our common stock at the date of grant, and generally vest based on four years of continuous service with a ten-year contractual term.

In May 1999, our stockholders approved the 1999 Non-Employee Directors’ Stock Option Plan. The total number of shares authorized for issuance under this plan is 250,000.

In May 2002, the Board of Directors approved the 2002 CEO Stock Option Plan, which was subsequently approved by the shareholders in May 2003. The total number of shares authorized for issuance under this plan is 470,588.

In May 1999 the stockholders approved the 1999 Employee Stock Purchase Plan (ESPP), which became effective upon the completion of the initial public offering of our common stock. The total number of shares originally authorized for issuance under the plan was 700,000. In June 2007 an additional 500,000 shares were authorized.

Eligible employees may purchase common stock at 85% of the lesser of the fair market value of our common stock on the first day of the applicable one-year offering period or the last day of the applicable six-month purchase period. At December 31, 2007, 500,533 shares were available for issuance under this plan.

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

SFAS No. 123R requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS 123 for periods prior to January 1, 2006, we accounted for forfeitures as they occurred. In the fourth quarter of 2007 we changed our estimate of the forfeiture rate from 11% to 3.5%, based on our experience of actual forfeiture rates. This resulted in incremental stock compensation expense of approximately $316,000 in the fourth quarter of fiscal 2007.

In anticipation of the adoption of SFAS No. 123R, we did not modify the terms of any previously granted options. We made minor changes to our equity compensation program by reducing the overall number of shares covered by equity compensation grants and granting restricted stock units beginning in the first quarter of 2006.

The following table presents the pro forma effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our share-based compensation arrangements during the year ended December 31, 2005 (in thousands, except per share data):

Notes to Financial Statements

2. Stock-Based Compensation (continued)

Net income, as reported	$5,597
Add: Stock-based compensation costs included in the determination of net income, net of related tax effects	205

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,998)

Pro forma net income	$3,804

Basic net income per share, as reported	$0.33

Basic net income per share, pro forma	$0.23

Diluted net income per share, as reported	$0.31

Diluted net income per share, pro forma	$0.21

Compensation Cost

The following table summarizes the impact of share-based compensation resulting from the application of SFAS 123R in the years ended December 31, 2007 and 2006 (in thousands, except per share amounts):

	Year Ended December 31,

	2007	2006

Cost of service and support revenues	$216	$193
Sales and marketing	892	738
Research and development	390	314
General and administrative	965	881

Total stock-based compensation expense	$2,463	$2,126

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

The fair value of stock options granted was estimated using the following weighted-average assumptions:

	2007	2006	2005

Expected life (in years)	4	4	4
Risk-free interest rate	4.9%	5.1%	3.7%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	49%	80%	106%

Notes to Financial Statements

2. Stock-Based Compensation (continued)

Summary of Stock Options

The following table summarizes all stock option activity under our share-based compensation plans for the year ended December 31, 2007:

	Outstanding Options

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2006	3,299,644	$4.23
Granted	230,000	$7.16
Exercised	(182,375)	$4.51
Forfeited	(63,738)	$9.24

Outstanding at December 31, 2007	3,283,531	$4.33	4.72	$6,277,925

Vested and expected to vest at December 31, 2007	3,106,914	$4.44	4.72	$5,704,548

Exercisable at December 31, 2007	2,202,374	$4.98	4.66	$3,298,478

The aggregate intrinsic value of options outstanding at December 31, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 1,940,964 shares that had exercise prices that were lower than the $5.36 market price of our common stock at December 31, 2007 (“in the money options”). The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $416,000, $151,000, and $192,000, respectively. The fair value of options vested during the years ended December 31, 2007, 2006 and 2005 was $1.5 million, $1.7 million, and $1.7 million, respectively. The weighted average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $2.96, $2.67, and $4.31, respectively.

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2007:

	Outstanding			Exercisable

Price Range	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price Per Share

$0.75 - $1.39	1,097,364	$1.38	4.4	347,364	$1.35
$1.40 - $1.90	376,600	$1.71	4.7	376,600	$1.71
$1.98 - $5.36	467,000	$4.22	4.1	457,375	$4.20
$5.39 - $5.95	662,170	$5.83	6.8	526,815	$5.81
$5.96 - $30.50	680,397	$9.14	3.6	494,220	$9.88

	3,283,531	$4.33	4.7	2,202,374	$4.98

As of December 31, 2007, total unrecognized compensation cost related to stock options granted under our various plans was $1.1 million. We expect that cost to be recognized over a weighted-average period of 0.9 years.

Notes to Financial Statements

2. Stock-Based Compensation (continued)

Summary of Restricted Stock Units and Restricted Stock Awards

The following table summarizes all restricted stock unit activity under our share-based compensation plans for the years ending December 31, 2007 and 2006:

	Outstanding Restricted Stock Units

	Number of Shares	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2006	229,000
Awarded	351,500
Vested	(90,499)
Forfeited or expired	(14,500)

Outstanding at December 31, 2007	475,501

Vested and expected to vest at December 31, 2007	434,629	1.53	$2,329,611

Restricted stock units were granted for the first time in 2006 under our 1999 Equity Incentive Plan. The fair value of these grants was calculated based upon the fair market value of our stock at the date of grant, less an estimate of pre-vesting forfeitures. The weighted-average grant-date fair value of restricted stock units awarded during fiscal years 2007 and 2006 was $6.83 and $4.88, respectively, and the fair value of stock units that vested during fiscal years 2007 and 2006 was $771,000 and $289,000, respectively. As of December 31, 2007, total unrecognized compensation cost related to restricted stock units was $2.3 million. We expect that cost to be recognized over a weighted-average period of 3.0 years.

Employee Stock Purchase Plan (“ESPP”)

ESPP awards for offering periods prior to and after the adoption of SFAS No. 123R were valued using the Black-Scholes model using the following assumptions:

	2007	2006	2005

Expected life (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	5.0%	4.2%	2.6%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	44%	40%	45%

Disclosures Pertaining to All Share-Based Compensation Plans

Cash received under all share-based payment arrangements for the years ended December 31, 2007, 2006 and 2005 was $1.2 million, $602,000, and $474,000, respectively, related to the exercise of stock options and the purchase of ESPP shares. The weighted-average grant-date fair value of options, restricted stock units and restricted stock awards granted in the years ended December 31, 2007, 2006 and 2005 was $5.32, $4.21, and $4.36 per share, respectively.

Notes to Financial Statements

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,

	2007	2006

Prepaid expenses	$1,037	$815
Product inventory	111	130
Other receivables	143	26

	$1,291	$971

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,

	2007	2006

Computer equipment and software	6,376	$5,284
Office furniture and equipment	1,518	1,518
Leasehold improvements	489	489

	8,383	7,291
Less accumulated depreciation	(6,641)	(6,350)

	$1,742	$941

Depreciation expense for the years ended December 31, 2007, 2006, and 2005 was $313,000, $350,000, and $467,000, respectively.

5. Deferred Acquisition Costs

Deferred acquisition costs consist principally of legal and accounting fees directly associated with the negotiation and execution of the Purchase Agreement for the acquisition of the Soliloquy Learning business (see Note 17). These costs will be included in the purchase price upon the closing of the transaction.

6. Other Assets

Other assets consist of the following (in thousands):

	December 31,

	2007	2006

Long-term lease deposits	$855	$855
Other non current assets	71	54

	$926	$909

Notes to Financial Statements

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,

	2007	2006

Accrued vacation	$903	$1,036
Accrued commissions and bonus	1,267	2,710
Accounts payable accruals	663	503
Other accrued liabilities	1,026	768
Accrued income tax payable	—	72

	$3,859	$5,089

8. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	December 31,

	2007	2006

Current:
Products	$4,586	$5,484
Service and support	12,793	9,302

	$17,379	$14,786

Long term:
Products	$505	$1,519
Service and support	5,071	2,854

	$5,576	$4,373

9. Bank Line of Credit

On June 5, 2007 we amended our existing revolving line of credit agreement with Comerica Bank. The maximum that can be borrowed under the agreement is $5.0 million. The line expires on December 2, 2008. Borrowing under the line of credit bears interest at a floating prime rate, or a fixed rate of LIBOR plus 2.5%. To secure the line we granted Comerica a security interest in all of our assets other than our intellectual property. We also agreed with Comerica that we will not grant a security interest in our intellectual property to any third party. Borrowings under the line are subject to various covenants. The agreement includes a letter of credit sublimit not to exceed $1.0 million. At December 31, 2007, we have an outstanding letter of credit for $206,000. There were no borrowings outstanding on the line of credit at December 31, 2007 and we were in compliance with all our covenants.

Notes to Financial Statements

10. Income Taxes

All income before income taxes is derived from the United States.

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year ended December 31,

	2007	2006	2005

Current:
Federal	$28	$97	$159
State	81	106	23

Total current	109	203	182

Deferred:
Federal	(1,055)	—	—
State	(136)	—	—

Total deferred	(1,191)	—	—

Total provision (benefit) for income taxes	$(1,082)	$203	$182

Differences between income taxes calculated using the federal statutory income tax rate and the provision (benefit) for income taxes were as follows (in thousands):

	Year ended December 31,

	2007	2006	2005

Computed tax at statutory rate of 34%	$24	$140	$1,965
State taxes, net of federal benefit	80	73	23
Federal Alternative Minimum Tax	41	97	159
Losses benefited	(783)	(631)	(2,015)
Non deductible stock-based compensation	435	407	—
Other non deductible expenses	312	117	50
Change in valuation allowance	(1,191)

Total provision (benefit) for income taxes	$(1,082)	$203	$182

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows, (in thousands):

	December 31,
	2007	2006

Net operating losses	$22,507	$23,353
Capitalized software and development costs	76	202
Deferred revenue	2,177	2,250
Research credits carry forwards	1,918	1,723
Other	1,780	509

Total gross deferred tax assets	28,458	28,037
Valuation Allowance	(27,267)	(28,037)

Total net deferred tax assets	$1,191	$—

Notes to Financial Statements

10. Income Taxes (continued)

During the fourth quarter of 2007, we recorded an income tax benefit of $1.1 million. This benefit included a $1.2 million reduction in the valuation allowance related to a portion of our deferred tax assets that will more likely than not be realized. This determination was primarily based on projected taxable income. In evaluating our ability to realize our deferred tax assets we consider all available positive and negative evidence including our past operating results and our forecast of future taxable income. In determining future taxable income, we make assumptions to forecast federal and state operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with the forecasts used to manage our business. We intend to maintain the remaining valuation allowance until sufficient further positive evidence exists to support further reversals of the valuation allowance. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance.

As of December 31, 2007, we have U.S. federal and state net operating loss carryforwards of approximately $61.2 million and $46.5 million, respectively. The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2018 through 2027 if not utilized. State net operating loss carryforwards will expire at various dates beginning in 2012 through 2017.

As of December 31, 2007, we have U.S. federal and state tax credit carryforwards of approximately $1.2 million and $0.9 million, respectively. The federal credit will expire at various dates beginning in 2011 through 2027, if not utilized. California state research and development credits can be carried forward indefinitely.

In connection with the Company’s adoption of SFAS 123R, the Company uses the “with-and-without” approach described in EITF Topic No. D-32, “Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations” to determine the recognition and measurement of excess tax benefits. In addition, the Company has elected to account for indirect effects of stock option based awards on other tax attributes, such as research and alternative minimum tax credits, through the income statement. Accordingly, the Company has elected to recognize excess tax benefits from stock option exercises in additional paid in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company.

Therefore, included in the net operating loss carryforwards are losses created by the exercise of stock options. Although these net operating loss carryforwards are reflected in total U.S. net operating tax loss carryforwards, pursuant to SFAS 123(R), deferred tax assets associated with these deductions are only recognized to the extent that they reduce taxes payable. Further, these recognized deductions are treated as direct increases to stockholders’ equity and as a result do not impact the Statement of Operations. To the extent stock-option related deductions are not recognized pursuant to SFAS123(R), the unrecognized benefit is not reflected on the Consolidated Balance Sheet. Accordingly, the Company has reduced deferred tax assets by approximately $1.2 million which represents the unrecognized benefit from stock-option related net operating loss carryforwards as of December 31, 2007, that is potentially available for utilization in future years.

Net operating loss carryforwards and credit carryforwards reflected above are limited due to ownership changes as provided in the Internal Revenue Code and similar state provisions.

Accounting for Uncertainty in Income Taxes

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There was not a material impact on our financial position and results of operations as a result of the adoption of the provisions of FIN 48. At December 31, 2007, we had a liability for unrecognized tax benefits of $1,876,000 (of which $25,000, if recognized, would favorably affect the company’s effective tax rate). We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

Notes to Financial Statements

10. Income Taxes (continued)

Interest and penalty costs related to unrecognized tax benefits are classified as a component of “Income Tax Expense” in the accompanying statement of operations and the corresponding liability in “Income Taxes Payable” or “Prepaid Income Taxes” in the accompanying balance sheet. We recognized $5,000 of interest expense related to unrecognized tax benefits for the year ended December 31, 2007.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2005 through 2007. We recently completed an audit from the I.R.S for our 2004 and earlier tax years. Additionally, we are subject to various state income tax examinations for the 1997 through 2007 calendar tax years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows: (in thousands):

Balance at January 1, 2007	$1,361
Additions for tax positions of prior years	503
Additions for tax positions related to 2007	12
Reductions for tax positions of prior years	—
Settlements	—
Balance at December 31, 2007	$1,876

The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. The liability for uncertain income taxes as of the date of adoption (January 1, 2007) and December 31, 2007 includes interest and penalties of zero and $ 25,000, respectively.

11. Stockholders’ Equity (Deficit)

Common Stock

At December 31, 2007, we had reserved shares of common stock for future issuance as follows:

Stock options outstanding	3,283,531
Stock awards outstanding	475,501
Stock options available for future grants	971,167
Employee stock purchase plan	500,533
Common stock warrants	1,375,000

6,605,732

Common Stock Warrants

In 2001, we issued a fully vested non-forfeitable warrant to purchase 1,375,000 shares of our common stock at an exercise price of $8.00 per share. The warrant was issued to WPV, Inc., an affiliate of a significant former stockholder of ours, in connection with the guarantee of a line of credit to us. The warrant is outstanding and will expire if unexercised by March 9, 2008.

12. Commitments and Contingencies

Leases

We lease our Oakland, California corporate office facility and our Tucson, Arizona office under non-cancelable operating leases with terms expiring in 2013 and 2009, respectively. In early 2008, we entered into a new lease for our Reading Assistant operations in Waltham, Massachusetts for approximately 6,000 square feet that expires in September 2011. This lease, as well as the existing Waltham lease that expires on March 31,2008, is included in the table.

Future minimum payments under these leases as of December 31, 2007 are as follows (in thousands):

2008	$1,143
2009	1,142
2010	1,171
2011	1,183
2012 and thereafter	2,312

$6,951

Rent expense under all operating leases was $1.0 million for each of the years ended December 31, 2007, 2006 and 2005.

License Agreement

In September 1996, we entered into a license agreement with a university for the use of the intellectual property underlying its most significant current products. In exchange for the license, which expires in 2014, we issued stock and paid a license-issue fee. The agreement also provided for milestone payments, all of which have been made, and for royalties based on booked sales of products using the licensed technology. Royalty expenses were $1,028,000, $868,000, and $1,048,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and are included in cost of product revenues. Annual minimum guaranteed royalty payments are $150,000.

If we lose or are unable to maintain the license agreement during the term of the underlying patents, it would adversely affect our business. The university may terminate the license agreement if we fail to perform or violate its terms without curing the violation within 60 days of receiving written notice of the violation.

Litigation

Litigation with Former Sales Representative

On January 23, 2008, Robert G. (Jerry) Smith, a former account manager in Florida, filed a complaint against us in US District Court for the Middle District of Florida. The lawsuit claims breach of contract for unpaid wages of approximately $423,000. Smith alleges that he is owed additional commission relating to large sale transaction in the second quarter of 2007. We are in the early stages of this proceeding, discovery has not yet started.

Litigation with School District Customer

On October 22, 2007, we were sued by the Christina School District (the “District”) in the US District Court for the District of Delaware. The District had previously been sued by investors who are the assignees of the lessor under a Master Lease Purchase Agreement (the “Lease Agreement”) entered into by the District in 2003. The District ceased making payments under the Lease Agreement and the investors have claimed that the District breached the Lease Agreement. The District filed a third party complaint against us, claiming that we must refund amounts paid to us by the District for training and consulting under our contracts with the District. Because the District decided not to use our products, it did not therefore use all of the services specified in the contract. The third party complaint alleges unjust enrichment against us. The District states that the amount it is seeking is approximately $220,000. We have filed a motion to dismiss the complaint, which has not yet been decided.

Notes to Financial Statements

12. Commitments and Contingencies (continued)

We believe that these claims are not meritorious and that we do not have any significant liability to these claimants. We therefore do not believe that the resolution of these matters will have a material adverse effect on our financial position or results of operations.

13. Warranties; Indemnification

We generally provide a warranty that our software products substantially operate as described in the manuals and guides that accompany the software for a period of 90 days. The warranty does not apply in the event of misuse, accident, and certain other circumstances. To date, we have not incurred any material costs associated with these warranties and have no accrual for such items at December 31, 2007.

From time to time, we enter into contracts that require us, upon the occurrence of certain contingencies, to indemnify parties against third party claims. These contingent obligations primarily relate to (i) claims against our customers for violation of third party intellectual property rights caused by our products; (ii) claims resulting from personal injury or property damage resulting from our activities or products; (iii) claims by our office lessors arising out of our use of the premises; and (iv) agreements with our officers and directors under which we may be required to indemnify such persons for liabilities arising out of their activities on our behalf. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our balance sheet as of December 31, 2007 or 2006.

14. Employee Retirement and Benefit Plan

We have a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. In 2007 we started to match contributions by plan participants at a rate of 3% of salary, with an annual maximum of $2,000 per participant. For the year ended December 31, 2007 our matching contributions were $280,000.

15. Related Party Transactions

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

We have a 3.5% equity interest in Posit Science. We recorded royalty income from Posit Science of $246,000, $150,000, and $50,000 in fiscal years 2007, 2006 and 2005, respectively. There is an amount of $158,000 due from Posit Science at December 31, 2007.

In July 2007 Michael A. Moses joined our Board of Directors as Vice Chair and also entered into a consulting agreement with us. The consulting agreement provides for a consulting fee of $40,000 per year and two stock options, both with a five year term and at a per share exercise price of $7.15, the closing price of the Company’s Common Stock on July 25, 2007. The first option grant for 80,000 shares vests over four years, with a one year cliff with ratable monthly vesting thereafter. The second option for 100,000 shares vests only in the event the per share price of the Company’s common stock reaches and maintains for 20 consecutive business days a specified target closing price as follows: 25,000 shares vesting at each target stock price of $15, $20, $25, and $30.

Notes to Financial Statements

15. Related Party Transactions (continued)

We also have in place consulting agreements with two of our founders, who are also members of our Board of Directors. Dr. Tallal provides ongoing consulting in the areas of customer relationships and research planning and in 2007, received a retainer of approximately $83,000 for those services. Dr. Merzenich provides consulting services including public speaking, meetings with third parties and other projects as agreed from time to time. Dr. Merzenich is paid a consulting fee of $2,000 per day.

16. Interim Financial Information (unaudited)

Quarterly financial data (in thousands, except per share amounts):

	2007

	Quarter Ended
	March 31	June 30	September 30	December 31	Total

Total revenues	$8,812	$14,577	$11,350	$11,314	$46,053

Gross profit	6,253	11,996	9,019	8,566	35,834

Net income (loss)	(2,628)	2,659	246	877	1,154

Net income (loss) per share:
Basic	$(0.15)	$0.16	$0.01	$0.05	$0.07

Diluted	$(0.15)	$0.15	$0.01	$0.05	$0.06

	2006

	Quarter Ended
	March 31	June 30	September 30	December 31	Total

Total revenues	$7,831	$12,953	$9,925	$10,289	$40,998

Gross profit	5,662	10,446	7,403	7,952	$31,463

Net income (loss)	(2,174)	2,388	(332)	326	$208

Net income (loss) per share:
Basic	$(0.13)	$0.14	$(0.02)	$0.02	$0.01

Diluted	$(0.13)	$0.13	$(0.02)	$0.02	$0.01

Notes to Financial Statements

17. Subsequent Event: Acquisition

On January 7, 2008 we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with JTT Holdings Inc. dba Soliloquy Learning, (“JTT”), pursuant to which we agreed to acquire from JTT the Soliloquy Reading Assistant™ product line and substantially all of the other assets of the Soliloquy Learning business, based in Waltham, Massachusetts, for cash consideration.

Under the terms of the Purchase Agreement, we paid at closing $9.7 million and retained $1.0 million in satisfaction of outstanding indebtedness owed to us by JTT. Of the aggregate cash amount, $1,070,000 was withheld at the closing and placed into a third party escrow to secure JTT’s indemnification obligations to us under the Purchase Agreement. We assumed certain specified liabilities associated with the Soliloquy business pursuant to the Purchase Agreement.

At December 3, 2007, we had incurred $319,000 in costs related to this acquisition. These costs are classified as deferred acquisition costs on our balance sheet, and will be included as part of the purchase price allocation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

As required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, and concluded that our disclosure controls and procedures were effective as of December 31, 2007.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this report.

This annual report does not include an audit report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to audit by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to our executive officers is contained in Part I “Executive Officers” and such information is also incorporated by reference in this section.

Information required by this item respecting our directors, audit committee and code of ethics is set forth under the caption “Proposal 1: Election of Directors” in our Proxy Statement relating to our 2008 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated by reference into this Form 10-K Report. The Proxy Statement will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Proxy Statement is not being filed as a part hereof.

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

          (a) Documents filed as part of this report:

(1) Financial Statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Balance Sheet – December 31, 2007 and 2006
Statements of Income – Years Ended December 31, 2007, 2006 and 2005
Statements of Stockholders’ Equity (Deficit) – Years Ended December 31, 2007, 2006 and 2005
Statements of Cash Flows – Years Ended December 31, 2007, 2006 and 2005
Notes to Financial Statements

(2) Financial Statement Schedules

As required under Item 8, Financial Statements and Supplementary Data, the financial statement schedule of the Company is provided in this separate section. The financial statement schedule included in this section is as follows:

Schedule II – Valuation and Qualifying Accounts (in thousands):

Allowance for Doubtful Accounts Years Ended December 31,

	Opening Balance	Charges (credits) to Operating Expenses	Additions (deductions) to Allowance	Closing Balance
2007	$99	$(3)		$96
2006	$81	$18		$99
2005	$121	$(40)	$—	$81

          (b) Exhibits

A list of exhibits filed herewith is contained in the exhibit index that immediately precedes such exhibits and is incorporated herein by reference.

EXHIBITS

Exhibit Number	Description

3.1(14)	Amended and Restated Certificate of Incorporation

3.2(15)	Amended and Restated Bylaws

3.3(15)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2(1)	Specimen Stock Certificate

10.1(1)*	Form of Indemnity Agreement with each of our directors and executive officers

10.2(10)*	1999 Equity Incentive Plan, as amended

10.3(10)*	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Incentive Plan

10.4(3)*	Forms of Stock Option Grant Notice, Stock Option Agreement and Stock Award Agreement under the Incentive Plan

10.5(9)*	1999 Non-Employee Directors’ Stock Option Plan, as amended

10.6(3)*	Forms of Nonstatutory Stock Option Agreements under the Non-Employee Directors’ Stock Option Plan

10.7(3)*	1999 Employee Stock Purchase Plan, as amended

10.8(10)*	Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan

10.9(7)*	Milestone Equity Incentive Plan

10.10(2)*	2002 CEO Option Plan

10.11(2)*	Employment Agreement dated as of May 31, 2002 by and between Scientific Learning Corporation and Robert C. Bowen

10.12(7)*	Letter Agreement dated January 2004 by and between the Registrant and Robert C. Bowen amending the Employment Agreement

10.13 (22)	Amendment to Employment Agreement with Robert C. Bowen

10.14 (22)	Offer of Employment Letter Agreement with D. Andrew Myers

10.15(8)*	Independent Contractor Agreement dated April l7, 2003 between the Registrant and Paula A. Tallal and Project Assignment thereunder dated December 17, 2004

10.16 (23)*	Independent Contractor Agreement dated July 25, 2007 between the Registrant and Michael Merzenich

10.17 (23)*	Independent Contractor Agreement dated July 25, 2007 between the Registrant and Michael A. Moses

10.18(11)*	2006 Management Incentive Plan

10.19 (13)*	2007 Management Incentive Plan

10.20(6)	Loan and Security Agreement dated as of January 15, 2004 by and between the Registrant and Comerica Bank

10.21(9)	First Amendment to Loan and Security Agreement, dated as of September 29, 2004, by and between Comerica Bank and the Registrant, amending the Loan and Security Agreement

10.22(10)	Second Amendment to Loan and Security Agreement, dated as of December 2, 2005, by and between Comerica Bank and the Registrant, amending the Loan and Security Agreement

10.23(12)	Third Amendment to Loan and Security Agreement, dated as of September 5, 2006, by and between Comerica Bank and the Registrant, amending the Loan and Security Agreement

10.24(15)	Fourth Amendment to Loan and Security Agreement, dated as of June 5, 2007, by and between Comerica Bank and the Registrant, amending the Loan and Security Agreement

10.25(1)†	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California

10.26(5)	Amendment No. 3 to Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California, amending the agreement

10.27(12)	Amendment No. 4 to Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California, amending the agreement

10.28(5)	Lease, dated as of October 1, 2003, with Rotunda Partners II

10.29(4)	Technology Transfer Agreement dated as of September 30, 2003 by and between the Registrant and Neuroscience Solutions Corporation (now renamed Posit Science Corporation) or “NSC”

10.30(4)	SLC License Agreement dated as of September 30, 2003 by and between the Registrant and NSC

10.31(4)	NSC License Agreement dated as of September 30, 2003 by and between NSC and the Registrant

10.32	Major Reseller Agreement dated as of October 15, 2007, between Posit Science Corporation and Registrant

Exhibit Number	Description

10.33 (24)	Asset Purchase Agreement between Registrant and JTT Holdings, Inc., d/b/a/ Soliloquy Learning dated December 18, 2007
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer (Section 302).
31.2	Certification of Chief Financial Officer (Section 302).
32.1	Certification of Chief Executive Officer (Section 906).
32.2	Certification of Chief Financial Officer (Section 906).

1)	Incorporated by reference to the exhibits previously filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-56545).

2)	Incorporated by reference to the exhibits previously filed with the Registrant’s Form 8-K on June 7, 2002 (File No. 000-24547).

3)	Incorporated by reference to the exhibits previously filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2003 (File No. 000-24547).

4)	Incorporated by reference to the exhibits previously filed with the Registrant’s Form 8-K on October 1, 2003 (File No. 000-24547).

5)	Incorporated by reference to the exhibits filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2003 (File No. 000-24547).

6)	Incorporated by reference to exhibits previously filed with the Registrant’s Form 8-K on February 5, 2004 (File No. 000-24547).

7)	Incorporated by reference to the exhibits previously filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2004 (File No. 000-24547).

8)	Incorporated by reference to exhibits previously filed with the Registrant’s Form 8-K filed on December 20, 2004 (File No. 000-24547).

9)	Incorporated by reference to exhibits previously filed with the Registrant’s Form 10-K for the year ended December 31, 2004 (File No. 000-24547).

10)	Incorporated by reference to exhibits previously filed with the Registrant’s Form 10-K for the year ended December 31, 2005 (File No. 000-24547).

11)	Incorporated by reference to the exhibits previously filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2005 (File No. 000-24547).

12)	Incorporated by reference to exhibits previously filed with the Registrant’s Form 10-K for the year ended December 31, 2006 (File No. 000-24547).

13)	Incorporated by reference to exhibits previously filed with the Registrant’s Form 8-K filed on March 13, 2007 (File No. 000-24547).

14)	Incorporated by reference to exhibits previously filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2007 (File No. 000-24547).

21)	Incorporated by reference to the exhibits previously filed with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143093).

22)	Incorporated by reference to exhibits previously filed with the Registrant’s Form 8-K filed on December 7, 2007 (File No. 000-24547).

23)	Incorporated by reference to exhibits previously filed with the Registrant’s Form 8-K filed on July 26, 2007 (File No. 000-24547).

24)	Incorporated by reference to exhibits previously filed with the Registrant’s Form 8-K filed on December 21, 2007 (File No. 000-24547).

†	Certain portions of this exhibit have been omitted based upon confidential treatment granted by the Securities and Exchange Commission for portions of the referenced exhibit.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC LEARNING CORPORATION

By /s/ Robert C. Bowen	March 7, 2008

Robert C. Bowen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Robert C. Bowen

Robert C. Bowen	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2008

/s/ Jane A. Freeman

Jane A. Freeman	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	March 7, 2008

/s/ Dr. Michael M. Merzenich

Dr. Michael M. Merzenich	Director	March 7, 2008

/s/ Dr. Paula A. Tallal

Dr. Paula A. Tallal	Director	March 7, 2008

/s/ Carleton A. Holstrom

Carleton A. Holstrom	Director	March 7, 2008

/s/ Rodman W. Moorhead, III

Rodman W. Moorhead, III	Director	March 7, 2008

/s/ Ajit M. Dalvi

Ajit Dalvi	Director	March 7, 2008

/s/ Dr. Joseph B. Martin

Dr. Joseph Martin	Director	March 7, 2008

/s/ Edward Vermont Blanchard, Jr.

Edward Vermont Blanchard, Jr.	Director	March 7, 2008

/s/ David W. Smith

David W. Smith	Director	March 7, 2008

/s/ Michael A. Moses

Michael Moses	Director	March 7, 2008

/s/ Lance R. Odden

Lance Odden	Director	March 7, 2008