Form 10-Q
period 2008-03-31
SCIENTIFIC LEARNING CORP
filed 2008-05-09
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

          As of April 15, 2008, there were 17,395,274 shares of Common Stock outstanding.

SCIENTIFIC LEARNING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Scientific Learning Corporation
Condensed Balance Sheets
(In thousands)
Unaudited

	March 31, 2008	December 31, 2007

Assets
Current assets:
Cash and cash equivalents	$4,672	$21,179
Accounts receivable, net	4,742	6,155
Deferred income taxes	1,191	1,191
Prepaid expenses and other current assets	1,756	1,291

Total current assets	12,361	29,816

Property and equipment, net	1,741	1,742
Loan to JTT Holdings	—	1,000
Deferred acquisition costs	—	319
Goodwill	4,557	—
Other intangible assets, net	7,011	—
Other assets	939	926

Total assets	$26,609	$33,803

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$439	$716
Accrued liabilities	4,239	3,859
Deferred revenue	15,322	17,379

Total current liabilities	20,000	21,954
Deferred revenue, long-term	4,443	5,576
Other liabilities	464	453

Total liabilities	24,907	27,983

Stockholders’ equity :
Common stock and addditional paid in capital	83,104	82,558
Accumulated deficit	(81,402)	(76,738)

Total stockholders’ equity:	1,702	5,820

Total liabilities and stockholders’ equity	$26,609	$33,803

See accompanying notes.

Scientific Learning Corporation
Condensed Statements of Operations
(In thousands, except per share amounts)
Unaudited

	Three months ended March 31,

	2008	2007

Revenues:
Products	$4,629	$5,453
Service and support	4,456	3,359

Total revenues	9,085	8,812

Cost of revenues:
Cost of products	428	306
Cost of service and support	2,487	2,253

Total cost of revenues	2,915	2,559

Gross profit	6,170	6,253

Operating expenses:
Sales and marketing	6,936	6,406
Research and development	2,119	1,146
General and administrative	1,996	1,771

Total operating expenses	11,051	9,323

Operating loss	(4,881)	(3,070)

Other income from related party	67	78
Interest and other income, net	153	255

Net loss before income tax	(4,661)	(2,737)
Income tax expense (benefit)	3	(109)

Net loss	$(4,664)	$(2,628)

Basic and diluted net loss per share:	$(0.27)	$(0.15)

Shares used in computing basic and diluted net loss per share	17,338	17,003

See accompanying notes.

Scientific Learning Corporation
Condensed Statements of Cash Flows
(In thousands)
Unaudited

	Three months ended March 31,

	2008	2007

Operating Activities:
Net loss	$(4,664)	$(2,628)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	272	82
Stock based compensation	533	465
Changes in operating assets and liabilities:
Accounts receivable	1,681	2,392
Prepaid expenses and other current assets	(446)	(315)
Other assets	(13)	8
Accounts payable	(531)	39
Accrued liabilities	142	(1,399)
Deferred revenue	(3,300)	(2,974)
Other liabilities	11	11

Net cash used in operating activities	(6,315)	(4,319)

Investing Activities:
Purchases of property and equipment, net	(86)	(281)
Purchase of Soliloquy	(10,119)	—

Net cash used in investing activities	(10,205)	(281)

Financing Activities:
Proceeds from issuance of common stock, net	13	344

Net cash provided by financing activities	13	344

Decrease in cash and cash equivalents	(16,507)	(4,256)

Cash and cash equivalents at beginning of period	21,179	16,364

Cash and cash equivalents at end of period	$4,672	$12,108

Supplemental schedule of non cash investing activities:
Forgiveness of loan to JTT Holdings	$1,000	$—

See accompanying notes.

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies

Description of Business

Scientific Learning Corporation develops and distributes the Fast ForWord® family of software. These patented products build learning capacity by rigorously and systematically applying neuroscience-based learning principles to improve the fundamental cognitive skills required to read and learn. On January 7, 2008, we completed the acquisition of substantially all of the assets of Soliloquy Learning, including the Reading Assistant™ product, for $10.7 million in cash. The Scientific Learning Reading Assistant combines advanced speech recognition technology with scientifically based intervention to help students strengthen reading fluency, vocabulary and comprehension to become proficient life-long readers. To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support. We sell primarily to K-12 schools in the United States through a direct sales force.

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

Interim Financial Information

The interim financial information as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 is unaudited, and includes all normal recurring adjustments and an adjustment to account for the acquisition of Soliloquy Learning that we consider necessary for a fair presentation of our financial position at such date and our results of operations and cash flows for those periods.

These condensed financial statements and notes should be read in conjunction with our audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

Other Assets

Other assets consist of the following (in thousands):

	March 31, 2008	December 31, 2007

Long-term lease deposits	$878	$855
Other non current assets	61	71

	$939	$926

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution of securities by adding common stock equivalents (computed using the treasury stock method) to the weighted-average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities of 937,179 and 1,124,190 have been excluded from the computation of diluted net loss per share in the three month periods ending March 31, 2008 and 2007, respectively, as their inclusion is antidilutive.

The following table sets forth the computation of net loss per share (in thousands, except per share data):

	Three Months Ended March 31,

	2008	2007

Net loss	$(4,664)	$(2,628)

Weighted average shares used in calculation of basic net loss per share	17,338	17,003
Effect of dilutive securities:
Employee stock options and awards	—	—

Weighted-average basic and diluted common shares	17,338	17,003

Net loss per common share - basic and diluted	$(0.27)	$(0.15)

Recent Accounting Pronouncements

Fair Value Measurements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

The adoption of this statement did not have a material impact on our results of operations and financial condition. Level 1 financial assets measured at fair value on a recurring basis consist of money market funds (cash equivalents) of approximately $4.3 million as of March 31, 2008. We have no Level 2 or Level 3 financial assets measured at fair value on a recurring basis as of March 31, 2008.

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

2. Soliloquy Acquisition

On December 18, 2007 we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with JTT Holdings Inc. d/b/a Soliloquy Learning (“JTT”), pursuant to which we agreed to acquire from JTT the Soliloquy Reading Assistant product line and substantially all of the other assets of the Soliloquy Learning business, based in Waltham, Massachusetts, for cash consideration. In addition, we assumed certain specified liabilities associated with the Soliloquy business pursuant to the Purchase Agreement. The acquisition was completed on January 7, 2008.

The results of operations of Soliloquy Learning were included in our financial statements beginning on the effective date of the acquisition, January 7, 2008.

Under the terms of the Purchase Agreement, we paid at closing $9.7 million and retained $1.0 million in satisfaction of outstanding indebtedness owed to us by JTT. Of the aggregate cash amount, approximately $1.1 million was withheld at the closing and placed into a third party escrow to secure JTT’s indemnification obligations to us under the Purchase Agreement. The acquisition has been accounted for under the purchase method of accounting.

The following table summarizes the components of the total preliminary purchase price (in thousands):

Cash paid	$9,685
Loan provided	1,000
Direct transaction costs	676
Preliminary adjustments to working capital per purchase agreement	77

Total preliminary purchase price	$11,438

In accordance with SFAS No. 141 “Business Combinations”, we allocated the preliminary purchase price of the acquisition to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The excess of purchase price over those fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired is primarily determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions provided by management.

Included in the preliminary purchase price allocation is an accrual of $235,000 for costs relating to the involuntary termination of former Soliloquy employees. Of this amount, approximately $211,000 is unpaid at March 31, 2008 and expected to be paid out during the second quarter.

Notes to Condensed Financial Statements

2. Soliloquy Acquisition (continued)

The total preliminary purchase price has been allocated as follows (in thousands):

Net current assets (liabilities):
Accounts receivable	$268
Inventory and other current assets	19
Fixed assets	6
Accounts payable	(254)
Accrued liabilities	(238)
Deferred service and support revenue	(110)

Total net current liabilities	($309)

Identifiable intangible assets:
Core technology	$5,800
OEM contracts	560
Customer list	220
Non compete agreement	610

Total identifiable intangible assets	7,190
Total net assets	6,881
Goodwill	4,557

Total purchase price	$11,438

Purchased identifiable intangible assets

Estimated useful lives for the intangible assets were based on historical experience with technology life cycles and our intended future use of the intangible assets. We are amortizing the intangible assets over an estimated useful life of three years for the customer list, five years for the OEM contracts and non compete agreement, and nine years for the core technologies, based on the present value of future estimated cash flows that will be generated by these assets.

The aggregate estimated annual intangible amortization expense is as follows (in thousands):

Fiscal year	Amortization

2008	$766
2009	948
2010	1,057
2011	1,009
2012 and thereafter	3,411

$7,190

Pro forma results

The unaudited pro forma financial information below presents the combined results of operations of Scientific Learning and Soliloquy Learning for the first quarter of fiscal 2007 as if the acquisition had occurred on January 1, 2007. The information was derived from our unaudited condensed statement of operations for the three months ended March 31, 2007, and from the detailed data used to prepare the audited financial statements of Soliloquy Learning for the year ended December 31, 2007. The unaudited pro forma financial information is not necessarily indicative of the combined results of operations or financial position that might have been achieved for the periods or dates indicated, nor is it necessarily indicative of the future results of the combined company.

Notes to Condensed Financial Statements

2. Soliloquy Acquisition (continued)

	Three Months Ended March 31, 2008	Unaudited Pro Forma Financial Information: Three Months Ended March 31, 2007
Total revenue	$9,263	$9,247
Net loss	$(4,453)	$(3,384)
Net loss per basic and diluted share	$(0.26)	$(0.20)

3. Stock-Based Compensation

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”), which we adopted as of January 1, 2006, using the modified prospective method. We recognized stock-based compensation expense of $533,000 and $465,000 in the three months ended March 31, 2008 and 2007, respectively.

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

Summary of Stock Options

There were no stock options granted in the three month periods ended March 31, 2008 or 2007.

The aggregate intrinsic value of options outstanding at March 31, 2008 was approximately $5.0 million and is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 1,847,506 shares that had exercise prices that were lower than the $4.70 market price of our common stock at March 31, 2008 (“in the money options”). The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $7,000 and $141,000, respectively. The intrinsic value of options vested during the three months ended March 31, 2008 and 2007 was $209,000 and $392,000, respectively.

As of March 31, 2008, total unrecognized compensation cost related to stock options granted under our various plans was $877,000. We expect that cost to be recognized over a weighted-average period of 0.7 years.

Summary of Restricted Stock Units

We granted 258,400 and 195,000 restricted stock units during the three month periods ended March 31, 2008 and 2007, respectively.

Notes to Condensed Financial Statements

3. Stock-Based Compensation (continued)

The fair value of restricted stock units was calculated based upon the fair market value of our stock at the date of grant, less an estimate of pre-vesting forfeitures. The weighted-average grant-date fair value of restricted stock units awarded during the three months ending March 31, 2008 and 2007 was $4.74 and $6.86, respectively.

Disclosures Pertaining to All Share-Based Compensation Plans

Cash received under all share-based payment arrangements for the three months ended March 31, 2008 and 2007 was $13,000 and $344,000, respectively, related to the exercise of stock options. Because of our net operating losses and related valuation allowance, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the three months ended March 31, 2008 or 2007.

4. Comprehensive Loss

We have no items of other comprehensive loss, and accordingly, the comprehensive loss is equal to the net loss for all periods presented.

5. Warranties; Indemnification

We generally provide a warranty that our software products substantially operate as described in the manuals and guides that accompany the software for a period of 90 days. The warranty does not apply in the event of misuse, accident, and certain other circumstances. To date, we have not incurred any material costs associated with these warranties and have no accrual for such items at March 31, 2008.

From time to time, we enter into contracts that require us, upon the occurrence of certain contingencies, to indemnify parties against third party claims. These contingent obligations primarily relate to (i) claims against our customers for violation of third party intellectual property rights caused by our products; (ii) claims resulting from personal injury or property damage resulting from our activities or products; (iii) claims by our office lessor arising out of our use of the premises; and (iv) agreements with our officers and directors under which we may be required to indemnify such persons for liabilities arising out of their activities on behalf of ourselves. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our balance sheet as of March 31, 2008 or March 31, 2007.

6. Related Party Transaction

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

During the quarter ended March 31, 2008, we recorded $67,000 in royalties receivable from PSC. For the comparable period in 2007, we recorded $78,000 in royalties receivable. Amounts received to date and any future receipts are being reported as other income as we do not consider these royalties to be part of our recurring operations.

7. Bank Line of Credit

On June 5, 2007 we amended our existing revolving line of credit agreement with Comerica Bank. The maximum that can be borrowed under the agreement is $5.0 million. The line expires on December 2, 2008. Borrowing under the line of credit bears interest at a floating prime rate, or a fixed rate of LIBOR plus 2.5%. To secure the line we granted Comerica a security interest in all of our assets other than our intellectual property. We also agreed with Comerica that we will not grant a security interest in our intellectual property to any third party. Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and a financial covenant

Notes to Condensed Financial Statements

7. Bank Line of Credit (continued)

requiring us to maintain a minimum adjusted quick ratio of 1.5. If the adjusted quick ratio falls below 1.75, we are also required to maintain a minimum net worth of $1. The agreement includes a letter of credit sublimit not to exceed $1.0 million. At March 31, 2008, we have an outstanding letter of credit for $206,000. There were no borrowings outstanding on the line of credit at March 31, 2008 and we were in compliance with all related covenants.

8. Provision for Income Taxes

In the three months ending March 31, 2008, we recorded income tax expense of $3,000. For the three months ended March 31, 2007 we recorded an income tax benefit of $109,000. The tax expense for the three months ended March 31, 2008 consists of penalties and interest paid. The tax benefit for the three months ended March 31, 2007 principally consists of federal and state taxes currently payable offset by the utilization of net operating losses resulting in an effective tax rate of approximately 4%.

Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. During the fourth quarter of 2007, we recorded a $1.2 million reduction in the valuation allowance related to a portion of our deferred tax assets that will more likely than not be realized. We intend to maintain the remaining valuation allowance until sufficient further positive evidence exists to support further reversals of the valuation allowance. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance.

Accounting for Uncertainty in Income Taxes

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There was not a material impact on our financial position and results of operations as a result of the adoption of the provisions of FIN 48. At March 31, 2008, we had a liability for unrecognized tax benefits of approximately $1.9 million (of which $24,000, if recognized, would affect our effective tax rate). We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

Interest and penalty costs related to unrecognized tax benefits are classified as a component of “Income Tax Benefit” in the accompanying statement of operations and the corresponding liability in “Income Taxes Payable” or “Prepaid Income Taxes” in the accompanying balance sheet. We recognized $3,000 of interest and penalty expense related to unrecognized tax benefits for the three months ended March 31, 2008.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2005 through 2007. In December 2007we completed an audit from the I.R.S for our 2004 and earlier tax years. Additionally, we are subject to various state income tax examinations for the 1997 through 2007 calendar tax years.

9. Commitments and Contingencies

Litigation with Former Sales Representative

On January 23, 2008, Robert G. (Jerry) Smith, a former account manager in Florida, filed a complaint against us in US District Court for the Middle District of Florida. The lawsuit claims breach of contract for unpaid wages of approximately $423,000. Smith alleges that he is owed additional commission relating to a large sale transaction in the second quarter of 2007. We are in the early stages of this proceeding; discovery has not yet started.

Notes to Condensed Financial Statements

9. Commitments and Contingencies (continued)

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

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This report contains forward-looking statements. Forward-looking statements are not historical facts but rather are based on current expectations about our business and industry, as well as our beliefs and assumptions. Words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” and variations and negatives of these words and similar expressions are used to identify forward-looking statements. Statements regarding our expectations for our future business results and financial position, our business strategies and objectives, and trends in our market are forward-looking statements. Forward-looking statements are not guarantees of future performance or events, and are subject to risks, uncertainties and other factors, many of which are beyond our control and some of which we may not even be presently aware. As a result, our future results and other future events or trends may differ materially from those anticipated in our forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, the risks and uncertainties discussed in this Management’s Discussion and in the Risk Factors section of this report. We also refer you to the risk factors that are or may be discussed from time to time in our public announcements and filings with the SEC, including our future Forms 8-K, 10-Q and 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

Overview

Scientific Learning Corporation develops and distributes the Fast ForWord® family of software. These patented products build learning capacity by rigorously and systematically applying neuroscience-based learning principles to improve the fundamental cognitive skills required to read and learn. On January 7, 2008, we completed the acquisition of substantially all of the assets of Soliloquy Learning, including the Reading Assistant™ product, for $10.7 million in cash. The Scientific Learning Reading Assistant combines advanced speech recognition technology with scientifically based intervention to help students strengthen reading fluency, vocabulary and comprehension to become proficient life-long readers. To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support. We sell primarily to K-12 schools in the United States through a direct sales force. Since our inception, learners have used our Fast ForWord products over 1.2 million times and approximately 5,300 schools have purchased at least $10,000 of our Fast ForWord product licenses and services. As of March 31, 2008 we had 232 full-time equivalent employees, compared to 215 at December 31, 2007.

Business Highlights

We market our Fast ForWord products primarily as a reading intervention solution for struggling, at-risk, English Language Learners, and special education students. Approximately 70% of the estimated 55 million public and private school K-12 students in the United States test as not proficient in reading. While our installed base is growing, the approximately 5,300 schools that have purchased at least $10,000 of our product licenses and services represent a small fraction of the approximately 125,000 K-12 schools in the US.

Federal education funds are a critical resource in helping school districts address the needs of the most challenged learners. We believe that a significant proportion of our sales are funded by federal sources, particularly Title One and IDEA (special education) grants. In fiscal 2008, these programs are projected to total $25.4 billion. States are forecasting shortfalls in their taxation revenues for fiscal 2009 because of the existing housing slump and a potential recession in the nationwide economy. Such shortfalls could have an impact on education spending, although we believe that education would remain among the top priorities.

Sales of our products are included in the growing supplemental education materials segment of the overall education materials market. Simba Information’s Publishing for the PreK-12 Market 2008 – 2009 (April 2008) estimates that:

➢	The total market for K-12 instructional materials is $9.36 billion, growing at 3.2%

➢	The electronic materials segment of that market is $2.04 billion

➢	The fastest growing electronic materials segment, which is where we compete, is electronic courseware at $928 million and expected to grow 9.3%.

Company Highlights

For the three months ended March 31, 2008, our total revenue increased by 3% compared to the same period in 2007. Product revenue declined by 15% compared to the same period in 2007. The decrease in product revenues was mainly because current quarter license bookings were approximately $900,000 lower in the three months ended March 31, 2008 as compared to the same period in the previous year. Service and support revenue increased by 33% due to a higher number of schools on support and more services delivered.

For the three months ended March 31, 2008, our total booked sales increased by 1% over the same period in 2007. (Booked sales is a non-GAAP financial measure. For more explanation on booked sales, see Revenue below). The first quarter historically is our smallest booked sales quarter. As we have discussed before, the characteristics of our public school market cause us to have a somewhat long and unpredictable sales cycle. For the three months ended March 31, 2008, we closed eight transactions in excess of $100,000, the same number as in the first quarter of 2007. One of our major goals is to increase the number of large booked sales, which we believe to be an important indicator of education industry acceptance and critical to achieving our targets. These large transactions frequently require school board approvals and their timing is often difficult to predict.

For the three months ended March 31, 2008, gross profit declined compared to the three months ended March 31, 2007, mainly due to a shift in revenue mix and additional costs arising from the Soliloquy acquisition. Operating expenses increased 19%, mostly due to organic headcount growth, the addition of the Reading Assistant development team, and amortization expenses resulting from the Soliloquy acquisition.

We recorded a net loss of $4.7 million for the three months ended March 31, 2008 compared to a net loss of $2.6 million in the same period in 2007.

At March 31, 2008 and 2007 we had no outstanding debt.

Results of Operations

Revenues

	Three Months Ended March 31,

(dollars in thousands)	2008	Change	2007

Products	$4,629	-15%	$5,453
Service and support	4,456	33%	3,359

Total revenues	$9,085	3%	$8,812

Product revenues decreased by 15% during the three months ended March 31, 2008, compared to the same period in 2007. The decrease in product revenues was mainly because K-12 current quarter license bookings were approximately $900,000 lower in the three months ended March 31, 2008 as compared to the same period in the previous year.

Our service and support revenue increased significantly during the three months ended March 31, 2008 compared to the same period in 2007 due to a higher number of schools on support and more services delivered.

Revenue from the acquired Reading Assistant product line was not significant.

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

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,

(dollars in thousands)	2008	Change	2007

Booked sales	$5,895	1%	$5,838
Less revenue	9,085	3%	8,812

Net decrease in deferred revenue	(3,190)		(2,974)

Total deferred revenue end of period	$19,765	22%	$16,185

Booked sales in the K-12 sector decreased 11% to $4.7 million during the three months ended March 31, 2008, compared to $5.3 million in the same period in 2007. The first quarter historically is our lowest booked sales quarter. The characteristics of our public school market cause us to have a somewhat long and unpredictable sales cycle.

Booked sales to the K-12 sector for the three months ended March 31, 2008 were 80% of total booked sales, compared to 91% in the same period in 2007. Booked sales to non-school customers, including both private practice clinicians and international customers, increased by 122% for the three months ended March 31, 2008 compared to the same period in 2007.

We believe large booked sales are an important indicator of mainstream education industry acceptance and an important factor in reaching our goal of increasing sales force productivity. During the first quarter of 2008, we closed eight sales that had a contract value in excess of $100,000 the same number as in the same period in 2007. For both the three months ended March 31, 2008 and 2007, approximately 37% of our K-12 booked sales were realized from booked sales over $100,000. Large booked sales include volume and negotiated discounts but the percentage discount applicable to any given transaction will vary and the relative percentage of large booked sales and smaller booked sales in a given quarter may fluctuate. Because we discount product license fees but do not discount service and support fees, product booked sales and revenue are disproportionately affected by discounting. We cannot predict the size and number of large transactions in the future.

Although federal, state and local budget pressures make for an uncertain funding environment for our customers, we remain optimistic about our growth prospects in the K-12 market. However, achieving our booked sales growth objectives will depend on increasing customer acceptance of our products, which requires us to continue to focus on improving our products’ ease of use, their fit with school requirements, and our connection with classroom teachers and administrators. Our K-12 growth prospects are also influenced by factors outside our control, including the overall level, certainty and allocation of state, local and federal funding. States are forecasting shortfalls in their taxation revenues for fiscal 2009 because of the existing housing slump and a potential recession in the nationwide economy. Such shortfalls may impact on education spending. In addition, the revenue recognized from our booked sales can be unpredictable. Our various license and service packages have substantially differing revenue recognition periods, and it is often difficult to predict which license package a customer will purchase, even when the amount and timing of a sale can be reasonably projected. See “Management’s Discussion and Analysis – Application of Critical Accounting Policies” for a discussion of our revenue recognition policy. In addition, the timing of a single large order or its implementation can significantly impact the level of booked sales and revenue at any given time. See “Risk Factors” for a further discussion of some of the factors that affect our sales and revenue.

Gross Profit and Cost of Revenues

	Three Months Ended March 31,
(dollars in thousands)	2008	2007

Gross profit on products	$4,201	$5,147
Gross profit margin on products	91%	94%
Gross profit on service and support	1,969	1,106
Gross profit margin on services and support	45%	33%
Total gross profit	$6,170	$6,253
Total gross profit margin	68%	71%

The overall gross profit margin decreased due to a revenue mix shift. Higher margin product revenues made up 51% of total revenues in the three months ended March 31, 2008, compared to 62% in the same period in 2007. Product margins also declined from 94% to 91%, mainly due to the impact of the amortization expense arising from the intangible assets acquired from Soliloquy and product costs associated with the initial shipments of Reading Assistant. Service and support gross margins improved because the 33% revenue growth more than offset a 10% increase in costs, which was due to additional staff and their associated expenses.

Operating Expenses

	Three Months Ended March 31,
(dollars in thousands)	2008	Change	2007

Sales and marketing	$6,936	8%	$6,406
Research and development	2,119	85%	1,146
General and administrative	1,996	13%	1,771

Total operating expenses	$11,051	19%	$9,323

Sales and Marketing Expenses: For the three months ended March 31, 2008, our sales and marketing expenses increased 8% or $530,000 compared to the same period in 2007. This increase is due to multiple factors, including higher salary and benefits costs due to increased staffing ($257,000), travel expenses ($247,000) and trade shows and meeting costs ($337,000). These increases were partially offset by a $150,000 decrease in printing costs for marketing materials. At March 31, 2008, we had 51 quota-bearing sales personnel compared to 46 at March 31, 2007.

Research and Development Expenses: Research and development expenses increased by 85% or $973,000 in the three months ended March 31, 2008, compared to the same period in 2007. The main cause of this large increase is that research and development expenses now include the costs of the Reading Assistant development team. Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs.

General and Administrative Expenses: The primary reasons for the $225,000 increase in general and administrative expenses in the three months ended March 31, 2008, compared to the same period in 2007, were higher salary and benefit costs of $183,000 and higher consulting and temporary services costs of $156,000. These increases were partially offset by a $72,000 decrease in bad debt expense.

Other Income from Related Party

In September 2003, we signed an agreement with Posit Science Corporation (“PSC”), transferring technology to PSC for use in the health field. During the quarter ended March 31, 2008, we recorded $67,000 in royalties receivable from PSC. For the comparable period in 2007, we recorded $78,000 in royalties receivable. Amounts received to date and any future receipts are being reported as other income as we do not consider these royalties to be part of our recurring operations.

Interest and Other Income, net

	Three Months Ended March 31,
(dollars in thousands)	2008	Change	2007

Interest on invested cash	74	-56%	168
Reclassification of service revenue	72	-17%	87
Miscellaneous	7	NA	—

Interest and other income, net	$153	-40%	$255

For the three months ended March 31, 2008, interest and other income, net, consisted primarily of interest earned on our invested cash of $74,000 and a reclassification of $72,000 of service and support revenue relating to two customers for whom we are no longer performing services. In the three months ended March 31, 2007, interest and other income, net, comprised mainly interest earned on our invested cash of $168,000 and the same reclassification from service and support revenue of $87,000.

Provision for Income Taxes

In the three months ending March 31, 2008, we recorded income tax expense of $3,000. For the three months ended March 31, 2007 we recorded an income tax benefit of $109,000. The tax expense for the three months ended March 31, 2008 consists of penalties and interest paid. The tax benefit for the three months ended March 31, 2007 principally consisted of federal and state taxes then currently payable offset by the utilization of net operating losses resulting in an effective tax rate of approximately 4%.

Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. During the fourth quarter of 2007, we recorded a $1.2 million reduction in the valuation allowance related to a portion of our deferred tax assets that will more likely than not be realized. We intend to maintain the remaining valuation allowance until sufficient further positive evidence exists to support further reversals of the valuation allowance. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance.

Accounting for Uncertainty in Income Taxes

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There was not a material impact on our financial position and results of operations as a result of the adoption of the provisions of FIN 48. At March 31, 2008, we had a liability for unrecognized tax benefits of approximately $1.9 million (of which $24,000, if recognized, would affect our effective tax rate). We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

Interest and penalty costs related to unrecognized tax benefits are classified as a component of “Income Tax Benefit” in the accompanying statement of operations and the corresponding liability in “Income Taxes Payable” or “Prepaid Income Taxes” in the accompanying balance sheet. We recognized $3,000 of interest and penalty expense related to unrecognized tax benefits for the three months ended March 31, 2008.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2005 through 2007. In December 2007, we completed an audit from the I.R.S for our 2004 and earlier tax years. Additionally, we are subject to various state income tax examinations for the 1997 through 2007 calendar tax years.

Liquidity and Capital Resources

Our cash, cash equivalents and short term investments were $4.7 million at March 31, 2008, compared to $21.2 million at December 31, 2007. Our cash balances decreased primarily because of the $10.1 million payment for the acquisition of Soliloquy Learning, including direct transaction costs. In addition, our first quarter is historically our lowest booked sales quarter, reflecting school purchasing cycles and a trend in our industry. Therefore, we generally use cash in operations during the first quarter and this trend continued in 2008. We expect that our cash flow from operations and our current cash balances will be the primary source of liquidity and will be sufficient to provide the necessary funds for our operations and capital expenditures during at least the next twelve months. Accomplishing this, however, will require us to meet specific booked sales targets in the K-12 market. We cannot assure you that we will meet our targets with respect to booked sales, revenues, expenses or operating results.

If we are unable to achieve sufficient cash flow from operations, we may seek other sources of debt or equity financing, or may be required to reduce expenses. We have a revolving line of credit agreement with Comerica Bank that expires on December 2, 2008. The maximum that can be borrowed under the agreement is $5.0 million. Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and a financial covenant requiring us to maintain a minimum adjusted quick ratio of 1.5. If the adjusted quick ratio falls below 1.75, we are also required to maintain a minimum net worth of $1. Reducing our expenses could adversely affect operations by reducing the resources available for sales, marketing, research or product development. We cannot assure you that we will be able to secure additional debt or equity financing on acceptable terms, if at all.

Net cash used in operating activities for the three months ended March 31, 2008 was $6.3 million versus cash used of $4.3 million during the same period in 2007. This difference was mainly the result of higher employee related expenses, primarily due to increased headcount arising from the Soliloquy acquisition.

Net cash used in investing activities for the three months ended March 31, 2008 was $10.2 million, due to the acquisition of Soliloquy Learning. Net cash used in investing activities for the three months ended March 31, 2007 was $281,000, due to capital spending.

Financing activities generated $13,000 for the three months ended March 31, 2008, compared to $344,000 for the three months ended March 31, 2007 from the sale of stock upon option exercises.

For the three months ended March 31, 2008 and March 31, 2007 we had no borrowings.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations and Commitments

We have a non-cancelable lease agreement for our corporate office facilities in Oakland, California. The minimum lease payment is approximately $78,000 per month through 2008. After 2008 the base lease payment increases at a compound annual rate of approximately 5%. The lease expires in December 2013. We also have a lease agreement for our Tucson, Arizona office through May 2013 at an average rent of approximately $11,300 per month. In early 2008, we entered into a new lease for our Reading Assistant operations in Waltham, Massachusetts for approximately 6,000 square feet that expires in September 2011 at an average rent of approximately $11,500 per month.

We also make royalty payments to the institutions who participated in the original research that produced our initial products. Our minimum royalty payments are $150,000 per year.

The following table summarizes our obligations at March 31, 2008 and the effects such obligations are expected to have on our liquidity and cash flow in future periods (dollars in thousands):

(dollars in thousands)	Less than 1 year	2-3 years	4-5 years	Thereafter	Total

Contractual Obligations:
Operating lease obligations	$1,196	$2,578	$2,577	$932	$7,283
Purchase obligations	150	300	300	150	$900

Total	$1,346	$2,878	$2,877	$1,082	$8,183

Our purchase order commitments at March 31, 2008 are not material.

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

We believe that, as discussed in our most recent Report on Form 10-K, the estimates, assumptions and judgments pertaining to revenue recognition, the allowance for doubtful accounts, income taxes and stock based compensation are the most critical assumptions to understand in order to evaluate our reported financial results. There has been no change to these policies. Following the acquisition of Soliloquy, we now consider that our policy for accounting for goodwill and other intangible assets is also critical.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we do not amortize goodwill and other intangible assets with indefinite lives. Our goodwill will be subject to annual impairment tests, which require us to estimate the fair value of our business compared to the carrying value. The impairment reviews require an analysis of future projections and assumptions about our operating performance. Should such review indicate the assets are impaired, we would record an expense for the impaired assets.

In accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”), long-lived assets, such as property and equipment and intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability would be measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The determination of estimated future cash flows, however, requires management to make estimates. Future events and changes in circumstances may require us to record a significant impairment charge in the period in which such events or changes occur. Impairment testing requires considerable analysis and judgment in determining results. If other assumptions and estimates were used in our evaluations, the results could differ significantly.

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the rate of interest that we earn on our cash and cash equivalents. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at March 31, 2008 would not have a material affect on our results of operations.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the required time periods. These procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, and concluded that our disclosure controls and procedures were effective as of March 31, 2008.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation with Former Sales Representative

On January 23, 2008, Robert G. Smith, a former account manager in Florida, filed a complaint against us in US District Court for the Middle District of Florida. The lawsuit claims breach of contract for unpaid wages of approximately $423,000. Smith alleges that he is owed additional commission relating to a large sale transaction in the second quarter of 2007. We are in the early stages of this proceeding; discovery has not yet started.

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

Our revenue and net income or loss are difficult to predict and may fluctuate substantially from quarter to quarter and from year to year. We started operations in February 1996 and through 2002 incurred significant operating losses. In both 2006 and 2007, we had an operating loss and modest net income. At March 31, 2008, we had an accumulated deficit of $81.4 million from inception.

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

We believe that to date most educators who have used Fast ForWord products are “early adopters.” Early adopters make up a relatively small proportion of our K-12 market, so in order to grow our revenue and profit we need to increase our reach beyond early adopters to more conservative customers. We believe that our ability to grow acceptance of our products in the conservative K-12 education market will depend largely on the critical factors discussed below.

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

Our goals in acquiring the Reading Assistant product are to provide additional products to serve a broader range of students, to broaden our offering for English language learners for the US K-12 market as well as the international market, and to further leverage our growing direct sales organization with additional complementary and effective products for sale. To fully realize the anticipated benefits from the acquisition, we face a number of challenges:

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

Our Progress Tracker data tool and the Web-enabled version of the Reading Assistant product both rely on the World Wide Web in order to function. Unanticipated problems affecting our network systems could cause interruptions or delays in the delivery of that product. The servers that support our Web-delivered products are located in third party facilities. While we believe that the services provided by these facilities are robust, interruptions in customer access could be caused by the occurrence of a natural disaster, power loss, vandalism or other telecommunications problems. We have experienced problems due to power loss in the past, and we will continue to be exposed to the risk of access failure in the future.

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

Under Sarbanes-Oxley Section 404, as implemented by the SEC and PCAOB, we were required to provide an initial management assessment on our internal control over financial reporting for fiscal 2007 and we complied with that requirement in our Form 10-K.

Under current rules, we will be required to provide an auditors’ attestation on our internal controls for fiscal 2008. However, the SEC has recently proposed extending the deadline for that requirement so that, as long as we are a non-

accelerated filer measured at June 30, 2008, we would not be required to comply with the auditor’s attestation requirement until fiscal 2009. We cannot assure you that, in the course of completing the work to satisfy the auditors’ attestation requirement, we or our auditors will not detect a material weakness in our internal control over financial reporting or that we can satisfactorily comply with the attestation requirement.

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

We believe that cash flow from operations will be our primary source of funding for our operations during 2008 and the next several years. In 2007 and 2006, we generated $6.1 million and $4.3 million, respectively, in cash from operating activities. We ended 2007 with $21.2 million in cash and cash equivalents. We expended $10.7 million in cash in connection with the acquisition of the Reading Assistant product line. We typically consume cash in our operating activities in the first quarter of each year because of the timing of sales and expenses. At March 31, 2008, we had $4.7 million in cash and cash equivalents.

In addition, we have a line of credit with Comerica Bank totaling $5.0 million, which expires on December 30, 2008. At March 31, 2008 no borrowings were outstanding and we were in compliance with the covenants of that line. Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and a financial covenant requiring us to maintain a minimum adjusted quick ratio of 1.5. If the adjusted quick ratio falls below 1.75, we are also required to maintain a minimum net worth of $1. If we did not comply with the covenants, we would risk being unable to borrow under the credit line.

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

Our common stock presently trades on the Nasdaq Global Market, and our trading volume is low. For example, for the first three months of 2008, our average daily trading volume was approximately 35,000 shares. The market price of our common stock has been highly volatile since we became publicly traded and could continue to be subject to wide fluctuations.

The ownership of our common stock is concentrated.

At March 31, 2008, Trigran Investments owned approximately 27% of our outstanding stock, and our executive officers and directors held approximately 16% of the outstanding stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may have interests that diverge from those of other stockholders. This concentration of ownership may also delay, prevent or deter a change in control of our company.

Item 6. Exhibits

Exhibit No.	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Amended and Restated Bylaws
10.1 (3)*	2008 Management Incentive Plan.
10.2 (4)*	Separation Agreement between the Company and Glenn Chapin, dated April 15, 2008.
10.3	First Amendment to Lease dated February 2008, between TriPointe Tucson, LLC and the Company.
10.4	Commercial Lease, dated February 26, 2008, between Clematis, LLC and the Company.
31.1	Certification of Chief Executive Officer (Section 302).
31.2	Certification of Chief Financial Officer (Section 302).
32.1	Certification of Chief Executive Officer (Section 906).
32.2	Certification of Chief Financial Officer (Section 906).

(1)	Incorporated by reference to exhibit previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2007, file no. 000.2457.

(2)	Incorporated by reference to exhibits previously filed with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed on July 13, 2007, registration no. 333-143093.

(3)	Incorporated by reference to exhibit previously filed with the Company’s Form 8-K filed on March 12, 2008.

(4)	Incorporated by reference to exhibit previously filed with the Company’s Form 8-K filed on April 16, 2008.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2008

SCIENTIFIC LEARNING CORPORATION (Registrant)

/s/ Jane A. Freeman

Jane A. Freeman Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Amended and Restated Bylaws
10.1 (3)*	2008 Management Incentive Plan.
10.2 (4)*	Separation Agreement between the Company and Glenn Chapin, dated April 15, 2008.
10.3	First Amendment to Lease dated February 2008, between TriPointe Tucson, LLC and the Company.
10.4	Commercial Lease, dated February 26, 2008, between Clematis, LLC and the Company.
31.1	Certification of Chief Executive Officer (Section 302).
31.2	Certification of Chief Financial Officer (Section 302).
32.1	Certification of Chief Executive Officer (Section 906).
32.2	Certification of Chief Financial Officer (Section 906).

(1)	Incorporated by reference to exhibit previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2007, file no. 000.2457.

(2)	Incorporated by reference to exhibits previously filed with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed on July 13, 2007, registration no. 333-143093.

(3)	Incorporated by reference to exhibit previously filed with the Company’s Form 8-K filed on March 12, 2008.

(4)	Incorporated by reference to exhibit previously filed with the Company’s Form 8-K filed on April 16, 2008.