Form 10-Q
period 2008-06-30
SCIENTIFIC LEARNING CORP
filed 2008-08-06
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

          As of July 15, 2008, there were 17,515,785 shares of Common Stock outstanding.

SCIENTIFIC LEARNING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Scientific Learning Corporation
Condensed Balance Sheets
(In thousands)

	June 30, 2008	December 31, 2007

	Unaudited
Assets
Current assets:
Cash and cash equivalents	$2,279	$21,179
Accounts receivable, net	10,701	6,155
Deferred income taxes	—	1,191
Prepaid expenses and other current assets	1,385	1,291

Total current assets	14,365	29,816

Property and equipment, net	1,725	1,742
Loan to JTT Holdings	—	1,000
Deferred acquisition costs	—	319
Goodwill	4,568	—
Other intangible assets, net	6,817	—
Other assets	1,019	926

Total assets	$28,494	$33,803

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$903	$716
Accrued liabilities	4,385	3,859
Deferred revenue	16,166	17,379

Total current liabilities	21,454	21,954
Deferred revenue, long-term	4,455	5,576
Other liabilities	477	453

Total liabilities	26,386	27,983

Stockholders’ equity:
Common stock and additional paid in capital	83,948	82,558
Accumulated deficit	(81,840)	(76,738)

Total stockholders’ equity:	2,108	5,820

Total liabilities and stockholders’ equity	$28,494	$33,803

See accompanying notes.

SCIENTIFIC LEARNING CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
Unaudited

	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007

Revenues:
Products	$8,907	$11,026	$13,534	$16,479
Service and support	4,574	3,551	9,032	6,911

Total revenues	13,481	14,577	22,566	23,390

Cost of revenues:
Cost of products	659	494	1,087	800
Cost of service and support	2,381	2,087	4,868	4,341

Total cost of revenues	3,040	2,581	5,955	5,141

Gross profit	10,441	11,996	16,611	18,249

Operating expenses:
Sales and marketing	6,196	6,197	13,132	12,602
Research and development	1,603	1,223	3,722	2,369
General and administrative	1,952	2,059	3,948	3,831

Total operating expenses	9,751	9,479	20,802	18,802

Operating income (loss)	690	2,517	(4,191)	(553)

Other income from related party	28	38	95	117
Interest and other income	84	216	237	471

Net income (loss) before income tax	802	2,771	(3,859)	35
Income tax expense	1,240	112	1,243	4

Net income (loss)	$(438)	$2,659	$(5,102)	$31

Basic net income (loss) per share:	$(0.03)	$0.16	$(0.29)	$0.00

Shares used in computing basic net income (loss) per share	17,425	17,109	17,381	17,068

Diluted net income (loss) per share:	$(0.03)	$0.15	$(0.29)	$0.00

Shares used in computing diluted net income (loss) per share	17,425	18,291	17,381	18,220

See accompanying notes.

Scientific Learning Corporation
Condensed Statements of Cash Flows
(In thousands)
Unaudited

	Six months ended June 30,

	2008	2007

Operating Activities:
Net income (loss)	$(5,102)	$31
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	595	163
Stock based compensation	1,175	936
Increase in deferred tax asset valuation allowance	1,191	—
Changes in operating assets and liabilities:
Accounts receivable	(4,278)	(9,154)
Prepaid expenses and other current assets	(75)	(512)
Other assets	(93)	16
Accounts payable	(67)	(235)
Accrued liabilities	288	(284)
Deferred revenue	(2,444)	1,931
Other liabilities	24	21

Net cash used in operating activities	(8,786)	(7,087)

Investing Activities:
Purchases of property and equipment, net	(199)	(563)
Purchase of Soliloquy	(10,130)	—

Net cash used in investing activities	(10,329)	(563)

Financing Activities:
Proceeds from issuance of common stock, net	215	695

Net cash provided by financing activities	215	695

Decrease in cash and cash equivalents	(18,900)	(6,955)

Cash and cash equivalents at beginning of period	21,179	16,364

Cash and cash equivalents at end of period	$2,279	$9,409

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

Interim Financial Information

The interim financial information as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 is unaudited, and includes all normal recurring adjustments and an adjustment to account for the acquisition of Soliloquy Learning that we consider necessary for a fair presentation of our financial position at such date and our results of operations and cash flows for those periods.

These condensed financial statements and notes should be read in conjunction with our audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution of securities by adding common stock equivalents (computed using the treasury stock method) to the weighted-average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities of 904,472 and 936,046 have been excluded from the computation of diluted net loss per share in the three and six month periods ending June 30, 2008, respectively, as their inclusion is antidilutive.

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

The following table sets forth the computation of net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Net income (loss)	$(438)	$2,659	$(5,102)	$31

Weighted average shares used in calculation of basic net income (loss) per share	17,425	17,109	17,381	17,068
Effect of dilutive securities:
Employee stock options and awards	—	1,182	—	1,152

Weighted-average diluted common shares	17,425	18,291	17,381	18,220

Net income (loss) per common share - basic	$(0.03)	$0.16	$(0.29)	$0.00

Net income (loss) per common share - diluted	$(0.03)	$0.15	$(0.29)	$0.00

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

The adoption of this statement did not have a material impact on our results of operations and financial condition. Level 1 financial assets measured at fair value on a recurring basis consist of money market funds (cash equivalents) of approximately $1.4 million as of June 30, 2008. We have no Level 2 or Level 3 financial assets measured at fair value on a recurring basis as of June 30, 2008.

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 will become effective beginning with our first quarter of 2009. Early adoption is permitted. We do not believe that the adoption of SFAS 161 will have a material impact on our financial condition and results of operations.

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

The following table summarizes the components of the total purchase price (in thousands):

Cash paid	$9,685
Loan provided	1,000
Direct transaction costs	690
Preliminary adjustments to working capital per purchase agreement	77

Total preliminary purchase price	$11,452

In accordance with SFAS No. 141 “Business Combinations”, we allocated the purchase price of the acquisition to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The excess of purchase price over those fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired is primarily determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions provided by management.

Notes to Condensed Financial Statements

2. Soliloquy Acquisition (continued)

The total purchase price has been allocated as follows (in thousands):

Net current assets (liabilities):
Accounts receivable	$269
Inventory and other current assets	21
Fixed assets	6
Accounts payable	(217)
Accrued liabilities	(275)
Deferred service and support revenue	(110)

Total net current liabilities	($306)

Identifiable intangible assets:
Core technology	$5,800
OEM contracts	560
Customer list	220
Non compete agreement	610

Total identifiable intangible assets	7,190
Total net assets	6,884
Goodwill	4,568

Total purchase price	$11,452

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

The aggregate estimated annual intangible amortization expense is as follows (in thousands):

Fiscal year	Amortization

2008	$766
2009	948
2010	1,057
2011	1,009
2012 and thereafter	3,410

$7,190

Pro forma results

The unaudited pro forma financial information below presents the combined results of operations of Scientific Learning and Soliloquy Learning for the three and six months ended June 30, 2007 as if the acquisition had occurred on January 1, 2007. The information was derived from our unaudited condensed statement of operations for the three and six months ended June 30, 2007, and from the detailed data used to prepare the audited financial statements of Soliloquy Learning for the year ended December 31, 2007. The unaudited pro forma financial information is not necessarily indicative of the combined results of operations or financial position that might have been achieved for the periods or dates indicated, nor is it necessarily indicative of the future results of the combined company.

Notes to Condensed Financial Statements

2. Soliloquy Acquisition (continued)

	Three Months Ended June 30, 2008 (unaudited)	Unaudited Pro Forma Financial Information: Three Months Ended June 30, 2007	Six Months Ended June 30, 2008 (unaudited)	Unaudited Pro Forma Financial Information: Six Months Ended June 30, 2007

Total revenue	$13,481	$15,030	$22,566	$24,278
Net income (loss)	$(438)	$1,843	$(5,102)	$(1,541)
Basic/Diluted net income (loss) per share	$(0.03)	$0.10	$(0.29)	$(0.09)

3. Stock-Based Compensation

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”), which we adopted as of January 1, 2006, using the modified prospective method. We recognized stock-based compensation expense of $647,000 and $1.2 million in the three months and six months ended June 30, 2008, respectively, compared with $471,000 and $936,000 for the three and six months ending June 30, 2007.

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

Summary of Stock Options

There were no stock options granted in the six month periods ended June 30, 2008 or 2007.

The aggregate intrinsic value of options outstanding at June 30, 2008 was approximately $3.5 million and is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 1,523,565 shares that had exercise prices that were lower than the $3.84 market price of our common stock at June 30, 2008 (“in the money options”). The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $55,000 and $211,000, respectively. The intrinsic value of options vested during the six months ended June 30, 2008 and 2007 was $538,000 and $839,000, respectively.

As of June 30, 2008, total unrecognized compensation cost related to stock options granted under our various plans was $662,000. We expect that cost to be recognized over a weighted-average period of 1.8 years.

Notes to Condensed Financial Statements

3. Stock-Based Compensation (continued)

Summary of Restricted Stock Units

We granted 380,400 and 291,500 restricted stock units during the six month periods ended June 30, 2008 and 2007, respectively.

The fair value of restricted stock units was calculated based upon the fair market value of our stock at the date of grant, less an estimate of pre-vesting forfeitures. The weighted-average grant-date fair value of restricted stock units awarded during the six months ending June 30, 2008 and 2007 was $4.74 and $7.05, respectively.

Disclosures Pertaining to All Share-Based Compensation Plans

Cash received under all share-based payment arrangements for the six months ended June 30, 2008 and 2007 was $215,000 and $695,000, respectively, related to the exercise of stock options. Because of our net operating losses and related valuation allowance, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the six months ended June 30, 2008 or 2007.

4. Comprehensive Loss

We have no items of other comprehensive loss, and accordingly, the comprehensive loss is equal to the net loss for all periods presented.

5. Warranties; Indemnification

We generally provide a warranty that our software products substantially operate as described in the manuals and guides that accompany the software for a period of 90 days. The warranty does not apply in the event of misuse, accident, and certain other circumstances. To date, we have not incurred any material costs associated with these warranties and have no accrual for such items at June 30, 2008.

From time to time, we enter into contracts that require us, upon the occurrence of certain contingencies, to indemnify parties against third party claims. These contingent obligations primarily relate to (i) claims against our customers for violation of third party intellectual property rights caused by our products; (ii) claims resulting from personal injury or property damage resulting from our activities or products; (iii) claims by our office lessor arising out of our use of the premises; and (iv) agreements with our officers and directors under which we may be required to indemnify such persons for liabilities arising out of their activities on behalf of ourselves. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our balance sheet as of June 30, 2008 or December 31, 2007.

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

During the three and six months ended June 30, 2008, we recorded $28,000 and $95,000 in royalties receivable from PSC, respectively. For the comparable periods in 2007, we recorded $38,000 and $117,000. Amounts received to date and any future receipts are being reported as other income as we do not consider these royalties to be part of our recurring operations.

Notes to Condensed Financial Statements

7. Bank Line of Credit

On June 30, 2008 we amended our existing revolving line of credit agreement with Comerica Bank. The maximum that can be borrowed under the agreement remains $5.0 million. The line expires on July 1, 2009. Borrowing under the line of credit bears interest at a floating prime rate, or a fixed rate of LIBOR plus 2.5%. Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and a financial covenant requiring us to maintain a minimum adjusted quick ratio of 1.25 and a minimum net worth of $1 million. Our financial covenant in the prior agreement was to maintain a minimum adjusted quick ratio of 1.75, or a positive effective tangible net worth if the adjusted quick ratio was less than 1.75. The agreement allows us to issue letters of credit not to exceed $1.0 million. At June 30, 2008, we have an outstanding letter of credit for $206,000. There were no borrowings outstanding on the line of credit at June 30, 2008 and we were in compliance with all related covenants.

8. Provision for Income Taxes

In the three and six months ending June 30, 2008, we recorded income tax expense of $1.2 million, principally consisting of an increase to our deferred tax asset valuation allowance. We reestablished a full valuation allowance against our deferred tax asset based on our assessment that we no longer meet the criteria that the asset will more likely than not be realized. For the three and six months ended June 30, 2007 we recorded income tax expense of $112,000 and $4,000, respectively. The tax expense for the three and six months ended June 30, 2007 principally consists of federal and state taxes currently payable offset by the utilization of net operating losses resulting in an effective tax rate of approximately 4.5%.

Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We intend to maintain the full valuation allowance until sufficient further positive evidence exists to support a reversal of the valuation allowance.

At June 30, 2008, we have unrecognized tax benefits as a result of adopting FIN 48 of approximately $1.9 million. We have approximately $26,000 of unrecognized tax benefits that, if recognized, would affect our effective tax rate. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months. Interest and penalty costs related to unrecognized tax benefits are insignificant and classified as a component of “Income Tax Expense” in the accompanying statement of operations.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2005 through 2007. In December 2007 we completed an audit from the I.R.S for our 2004 and earlier tax years. Additionally, we are subject to various state income tax examinations for the 1997 through 2007 calendar tax years.

9. Commitments and Contingencies

Litigation with Former Sales Representative

On January 23, 2008, Robert G. (Jerry) Smith, a former account manager in Florida, filed a complaint against us in US District Court for the Middle District of Florida. The lawsuit claims breach of contract for unpaid wages of approximately $423,000. Smith alleges that he is owed additional commission relating to a large sale transaction in the second quarter of 2007. We are in the process of discovery in this matter.

Notes to Condensed Financial Statements

9. Commitments and Contingencies (continued)

Litigation with School District Customer

On October 22, 2007, we were sued by the Christina School District (the “District”) in the US District Court for the District of Delaware. The District had previously been sued by investors who are the assignees of the lessor under a Master Lease Purchase Agreement (the “Lease Agreement”) entered into by the District in 2003. The District ceased making payments under the Lease Agreement and the investors have claimed that the District breached the Lease Agreement. The District filed a third party complaint against us, claiming that we must refund amounts paid to us by the District for training and consulting under our contracts with the District. Because the District decided not to use our products, it did not therefore use all of the services specified in the contract. The third party complaint alleges unjust enrichment against us. The District states that the amount it is seeking is approximately $220,000. We filed a motion to dismiss the complaint, and on July 14, 2008 the court granted our motion to dismiss.

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

Overview

Scientific Learning Corporation develops and distributes the Fast ForWord® family of software. These patented products build learning capacity by rigorously and systematically applying neuroscience-based learning principles to improve the fundamental cognitive skills required to read and learn. On January 7, 2008, we completed the acquisition of substantially all of the assets of Soliloquy Learning, including the Reading Assistant™ product, for $10.7 million in cash. The Scientific Learning Reading Assistant combines advanced speech recognition technology with scientifically based intervention to help students strengthen reading fluency, vocabulary and comprehension to become proficient life-long readers. To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support. We sell primarily to K-12 schools in the United States through a direct sales force. Since our inception, learners have used our Fast ForWord products over 1.3 million times and approximately 5,500 schools have purchased at least $10,000 of our Fast ForWord product licenses and services. As of June 30, 2008 we had 225 full-time equivalent employees, compared to 215 at December 31, 2007.

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

Federal education funds are a critical resource in helping school districts address the needs of the most challenged learners. We believe that a significant proportion of our sales are funded by federal sources, particularly Title One and IDEA (special education) grants. In fiscal 2008, these programs totaled approximately $26.4 billion and are projected to total approximately $30.4 billion in fiscal 2009. In addition, schools receive significant funding from state and local governments. State and local governments are forecasting shortfalls in their taxation revenues for fiscal 2009 because of the existing housing slump and a potential recession in the nationwide economy. Such shortfalls could have an impact on education spending, although we believe that education would remain among the top priorities.

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

Company Highlights

For the three months ended June 30, 2008, our total revenue decreased by 8% compared to the same period in 2007 and for the six months ended June 30, 2008 our total revenue decreased by 4%. In the second quarter last year, we made a significant sale to a major customer and there was no transaction of similar size in 2008. Because we recognize revenue for most of our software licenses sales during the quarter in which the sale is made while service and support revenue is typically recognized in later periods, the revenue impact of the lower sales activity compared to 2008 was almost entirely in product revenue. For the three months and six months ended June 30, 2008, product revenue declined by 19% and 18%, respectively, compared to the same periods in 2007. Service and support revenue increased by 29% and 31% for the three months and six months ended June 30, 2008, primarily due to a higher number of schools on support, more services delivered, and higher revenue for the Reading Process Indicator offering that was introduced in June 2007.

During the second quarter we released new versions of Fast ForWord Language and Language to Reading. In addition to technological advances, these new versions are designed to be even more engaging to students and contain changes in exercises that we expect will allow students to complete more content more rapidly than in the previous version. In addition, we introduced our new Virtual Academy which is an on line training tool that will be more readily accessible to customers than person to person training and which provides higher margins. These new product introductions did not have a significant effect on revenue in the current quarter.

For the three months ended June 30, 2008, we closed 31 transactions in excess of $100,000, compared to 25 in the second quarter of 2007. These large transactions frequently require school board approvals and their timing is often difficult to predict.

Deferred revenue, which represents revenue to be recognized in future periods, was $20.6 million on June 30, 2008 compared to $21.1 million on June 30, 2007.

For the three months and six months ended June 30, 2008, our total booked sales decreased by 26% and 20%, respectively, over the same period in 2007. (Booked sales is a non-GAAP financial measure. For more explanation on booked sales, see Revenue below). The decrease in booked sales is mainly because one large transaction for approximately $7.4 million was booked in the three months ended June 30, 2007 and no similar-sized transaction was booked in the second quarter of 2008.

For the three months and six months ended June 30, 2008, gross profit declined by 13% and 9% respectively over the comparable periods in the prior year, mainly due to a shift in revenue mix and additional costs arising from the Soliloquy acquisition, partially offset by continued improvements in our service and support margins. Operating expenses increased by 3% and 11% for the three months and six months ended June 30, 2008, respectively, mostly due to the addition of the Reading Assistant development team and amortization expenses resulting from the Soliloquy acquisition, partially offset by lower accruals for incentive compensation.

We recorded a net loss of $438,000 for the three months ended June 30, 2008 compared to a net income of $2.7 million in the same period in 2007. We recorded a net loss of $5.1 million for the six months ended June 30, 2008 compared to a net income of $31,000 in the same period in 2007.

At June 30, 2008 and 2007 we had no outstanding debt.

Results of Operations

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,

(dollars in thousands)	2008	Change	2007	2008	Change	2007

Products	$8,907	-19%	$11,026	$13,534	-18%	$16,479
Service and support	4,574	29%	3,551	9,032	31%	6,911

Total revenues	$13,481	-8%	$14,577	$22,566	-4%	$23,390

Product revenues decreased during the three months and six months ended June 30, 2008, compared to the same period in 2007, mainly because one large transaction for approximately $7.4 million was booked in the three months ended June 30, 2007 and no similarly-sized transaction was booked in the second quarter of 2008. This transaction included approximately $3.2 million of product revenue that was recognized during the three months ended June 30, 2007.

Our service and support revenue increased significantly during both the three months and six months ended June 30, 2008 compared to the same period in 2007 due to a higher number of schools on support, more services delivered, and higher sales of the Reading Process Indicator offering that was introduced in June 2007.

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

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,			Six Months Ended June 30,

(dollars in thousands)	2008	Change	2007	2008	Change	2007

Booked sales	$14,337	(26%)	$19,482	$20,232	(20%)	$25,320
Less revenue	13,481	(8%)	14,577	22,566	(4%)	23,390

Net increase (decrease) in deferred revenue	856		4,905	(2,334)		1,930

Total deferred revenue end of period	$20,621	(2%)	$21,090	$20,621	(2%)	$21,090

Booked sales in the K-12 sector decreased 30% to $12.7 million during the three months ended June 30, 2008, and by 25% to $17.4 million for the six months ended June 30, 2008, compared to the same periods in 2007. As previously noted, one large transaction for approximately $7.4 million was booked in the three months ended June 30, 2007.

Booked sales to the K-12 sector for the three and six months ended June 30, 2008 were respectively 88% and 86% of total booked sales, compared to 93% and 92% in the same periods in 2007. Booked sales to non-school customers, including both private practice clinicians and international customers, increased by 19% and 45% respectively for the three and six months ended June 30, 2008 compared to the same periods in 2007.

We believe large booked sales are an important indicator of mainstream education industry acceptance and an important factor in reaching our goal of increasing sales force productivity. During the second quarter of 2008, we closed 29 K-12 sales that had a contract value in excess of $100,000, compared to 25 for the same period in 2007. In the second quarter of 2008 we also closed two sales that had a contract value in excess of $100,000 to non-school customers. For the three months and six months ended June 30, 2008 approximately 69% and 61%, respectively, of our K-12 booked sales were realized from booked sales over $100,000. For the comparable periods in

2007, these large booked sales accounted for approximately 76% and 67% of K-12 booked sales. Large booked sales include volume and negotiated discounts but the percentage discount applicable to any given transaction will vary and the relative percentage of large booked sales and smaller booked sales in a given quarter may fluctuate. Because we discount product license fees but do not discount service and support fees, product booked sales and revenue are disproportionately affected by discounting. We cannot predict the size and number of large transactions in the future.

Although federal, state and local budget pressures make for an uncertain funding environment for our customers, we remain optimistic about our growth prospects in the K-12 market. However, achieving our growth objectives will depend on increasing customer acceptance of our products, which requires us to continue to focus on improving our products’ ease of use, their fit with school requirements, and our connection with classroom teachers and administrators. Our K-12 growth prospects are also influenced by factors outside our control, including the overall level, certainty and allocation of state, local and federal funding. States are forecasting shortfalls in their taxation revenues for fiscal 2009 because of the existing housing slump and a potential recession in the nationwide economy. Such shortfalls may impact on education spending. In addition, the revenue recognized from our booked sales can be unpredictable. Our various license and service packages have substantially differing revenue recognition periods, and it is often difficult to predict which license package a customer will purchase, even when the amount and timing of a sale can be reasonably projected. See “Management’s Discussion and Analysis – Application of Critical Accounting Policies” for a discussion of our revenue recognition policy. In addition, the timing of a single large order or its implementation can significantly impact the level of booked sales and revenue at any given time. See “Risk Factors” for a further discussion of some of the factors that affect our sales and revenue.

Gross Profit and Cost of Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2008	2007	2008	2007

Gross profit on products	$8,248	$10,532	$12,447	$15,679
Gross profit margin on products	93%	96%	92%	95%
Gross profit on service and support	2,193	1,464	4,164	2,570
Gross profit margin on services and support	48%	41%	46%	37%

Total gross profit	$10,441	$11,996	$16,611	$18,249
Total gross profit margin	77%	82%	74%	78%

The overall gross profit margin decreased in both the three months and six months ended June 30, 2008 compared to the same periods in the prior year due to a revenue mix shift. Higher margin product revenues made up 66% and 60% of total revenues in the three and six months ended June 30, 2008, respectively, compared to 76% and 70% in the same periods in 2007. Product margins also declined in both the three months and six months ended June 30, 2008, mainly due to the impact of the amortization expense arising from the intangible assets acquired from Soliloquy and product costs associated with Reading Assistant. Service and support gross margins improved because a larger proportion of these revenues arose from support and Progress Tracker, which have higher margins than training and implementation services.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2008	Change	2007	2008	Change	2007

Sales and marketing	$6,196	0%	$6,197	$13,132	4%	$12,602
Research and development	1,603	31%	1,223	3,722	57%	2,369
General and administrative	1,952	-5%	2,059	3,948	3%	3,831

Total operating expenses	$9,751	3%	$9,479	$20,802	11%	$18,802

Sales and Marketing Expenses: For the three and six months ended June 30, 2008, our sales and marketing expenses were flat and increased by 4%, respectively, compared to the same periods in 2007. The increase in the six months ended June 30, 2008 is mostly caused by higher salary and benefits costs due to increased staffing. At June 30, 2008, we had 53 quota-bearing sales personnel compared to 47 at June 30, 2007.

Research and Development Expenses: Research and development expenses increased by 31% and 57% in the three and six months ended June 30, 2008, compared to the same periods in 2007. The main cause of these large increases is that research and development expenses now include the costs of the Reading Assistant development team. Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs.

General and Administrative Expenses: For the three and six months ended June 30, 2008, our general and administrative expenses decreased by 5% and increased by 3%, respectively, compared to the same periods in 2007. The decrease in the three months ended June 30, 2008 is mainly due to reduced incentive compensation expense. The increase in the six months ended June 30, 2008 is mostly caused by higher salary and benefits costs due to increased staffing, partially offset by reduced incentive compensation expense.

Other Income from Related Party

In September 2003, we signed an agreement with Posit Science Corporation (“PSC”), transferring technology to PSC for use in the health field. During the three and six months ended June 30, 2008, we recorded $28,000 and $95,000 in royalties receivable from PSC, respectively. For the comparable periods in 2007, we recorded $38,000 and $117,000. Amounts received to date and any future receipts are being reported as other income as we do not consider these royalties to be part of our recurring operations.

Interest and Other Income

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2008	Change	2007	2008	Change	2007

Interest on invested cash	10	-92%	124	84	-71%	292
Reclassification of service revenue	72	-17%	87	145	-17%	174
Miscellaneous	2	NA	5	8	NA	5

Interest and other income, net	$84	-61%	$216	$237	-50%	$471

For the three months and six ended June 30, 2008, interest and other income consisted primarily of a reclassification of $72,000 and $145,000, respectively, of service and support revenue relating to two customers for whom we are no longer performing services, and interest on our invested cash of $10,000 and $84,000. In the three months and six ended June 30, 2007, interest and other income comprised mainly the same reclassification from service and support revenue of $87,000 and $174,000 and interest earned on our invested cash of $124,000 and $292,000, respectively.

Provision for Income Taxes

In the three and six months ending June 30, 2008, we recorded income tax expense of $1.2 million, principally consisting of an increase to our deferred tax asset valuation allowance. We reestablished a full valuation allowance against our deferred tax asset based on our assessment that we no longer meet the criteria that the asset will more likely than not be realized. For the three and six months ended June 30, 2007 we recorded income tax expense of $112,000 and $4,000, respectively. The tax expense for the three and six months ended June 30, 2007 principally consists of federal and state taxes currently payable offset by the utilization of net operating losses resulting in an effective tax rate of approximately 4.5%.

Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We intend to maintain the full valuation allowance until sufficient further positive evidence exists to support a reversal of the valuation allowance.

At June 30, 2008, we have unrecognized tax benefits as a result of adopting FIN 48 of approximately $1.9 million. We have approximately $26,000 of unrecognized tax benefits that, if recognized, would affect our effective tax rate. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

Interest and penalty costs related to unrecognized tax benefits are insignificant and classified as a component of “Income Tax Expense” in the accompanying statement of operations.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2005 through 2007. In December 2007 we completed an audit from the I.R.S for our 2004 and earlier tax years. Additionally, we are subject to various state income tax examinations for the 1997 through 2007 calendar tax years.

Liquidity and Capital Resources

Our cash, cash equivalents and short term investments were $2.3 million at June 30, 2008, compared to $21.2 million at December 31, 2007. Our cash balances decreased primarily because of the $10.1 million payment for the acquisition of Soliloquy Learning, including direct transaction costs. In addition, we used $8.8 million of cash in operating activities in the six months ended June 30, 2008.

We expect that during at least the next twelve months our cash flow from operations together with our current cash balances will be our primary source of liquidity and will be sufficient to provide the necessary funds for our operations and capital expenditures. Historically, we have used cash in our operations during the first half of the year and built cash in the second half. This pattern results largely from our seasonally low sales in the first calendar quarter, which reflects our industry pattern, and the time needed to collect on sales made towards the end of the second quarter. We expect that this pattern will continue, and that we will generate substantial cash from operations during the second half of 2008. Accomplishing this, however, will require us to meet specific booked sales targets in the K-12 market. We cannot assure you that we will meet our targets with respect to booked sales, revenues, expenses or operating results.

We have a revolving line of credit agreement with Comerica Bank that expires on July 1, 2009. The maximum that can be borrowed under the agreement is $5.0 million. Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and a financial covenant requiring us to maintain a minimum adjusted quick ratio of 1.25 and a minimum net worth of $1 million. The agreement allows us to issue letters of credit not to exceed $1.0 million. At June 30, 2008, we have an outstanding letter of credit for $206,000. There were no borrowings outstanding on the line of credit at June 30, 2008 and we were in compliance with all related covenants.

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

Net cash used in operating activities for the six months ended June 30, 2008 was $8.8 million compared to cash used of $7.1 million during the same period in 2007. This difference was mainly the result of higher employee related expenses, primarily due to increased headcount arising from the Soliloquy acquisition.

Net cash used in investing activities for the six months ended June 30, 2008 was $10.3 million, due to the acquisition of the assets of Soliloquy Learning. Net cash used in investing activities for the six months ended June 30, 2007 was $563,000, due to capital spending.

Financing activities generated $215,000 for the six months ended June 30, 2008, compared to $695,000 for the six months ended June 30, 2007 from the sale of stock upon option exercises.

For the six months ended June 30, 2008 and June 30, 2007 we had no borrowings.

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

The following table summarizes our obligations at June 30, 2008 and the effects such obligations are expected to have on our liquidity and cash flow in future periods (dollars in thousands):

(dollars in thousands)	Less than 1 year	2-3 years	4-5 years	Thereafter	Total

Contractual Obligations:
Operating lease obligations	$1,215	$2,595	$2,557	$621	$6,988
Purchase obligations	150	300	300	150	$900

Total	$1,365	$2,895	$2,857	$771	$7,888

Our purchase order commitments at June 30, 2008 are not material.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the rate of interest that we earn on our cash and cash equivalents. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at June 30, 2008 would not have a material affect on our results of operations.

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

As required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, and concluded that our disclosure controls and procedures were effective as of June 30, 2008.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation with Former Sales Representative

On January 23, 2008, Robert G. Smith, a former account manager in Florida, filed a complaint against us in US District Court for the Middle District of Florida. The lawsuit claims breach of contract for unpaid wages of approximately $423,000. Smith alleges that he is owed additional commission relating to a large sale transaction in the second quarter of 2007. We are in the process of discovery in this matter.

Litigation with School District Customer

On October 22, 2007, we were sued by the Christina School District (the “District”) in the US District Court for the District of Delaware. The District had previously been sued by investors who are the assignees of the lessor under a Master Lease Purchase Agreement (the “Lease Agreement”) entered into by the District in 2003. The District ceased making payments under the Lease Agreement and the investors have claimed that the District breached the Lease Agreement. The District filed a third party complaint against us, claiming that we must refund amounts paid to us by the District for training and consulting under our contracts with the District. Because the District decided not to use our products, it did not therefore use all of the services specified in the contract. The third party complaint alleges unjust enrichment against us. The District states that the amount it is seeking is approximately $220,000. We filed a motion to dismiss the complaint, and on July 14, 2008 the court granted our motion to dismiss.

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

Our revenue and net income or loss are difficult to predict and may fluctuate substantially from quarter to quarter and from year to year. We started operations in February 1996 and through 2002 incurred significant operating losses. In both 2006 and 2007, we had an operating loss and modest net income. At June 30, 2008, we had an accumulated deficit of $81.8 million from inception.

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

We believe that cash flow from operations will be our primary source of funding for our operations during 2008 and the next several years. In 2007 and 2006, we generated $6.1 million and $4.3 million, respectively, in cash from operating activities. We ended 2007 with $21.2 million in cash and cash equivalents. We expended $10.7 million in cash in connection with the acquisition of the Reading Assistant product line. Historically, we have used cash in our operations during the first half of the year and built cash in the second half. This pattern results largely from our seasonally low sales in the first calendar quarter, which reflects our industry pattern, and the time needed to collect on sales made towards the end of the second quarter. We expect that this pattern will continue, and that we will generate substantial cash from operations during the second half of 2008. At June 30, 2008, we had $2.3 million in cash and cash equivalents.

In addition, we have a line of credit with Comerica Bank totaling $5.0 million, which expires on July 1, 2009. At June 30, 2008 no borrowings were outstanding and we were in compliance with the covenants of that line. Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and a financial covenant requiring us to maintain a minimum adjusted quick ratio of 1.25 and net worth of $1 million. If we did not comply with the covenants, we would risk being unable to borrow under the credit line.

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

If our products contain errors or if customer access to our web-delivered products and services is disrupted, we could lose new sales and be subject to significant liability claims.

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

Our Progress Tracker data tool, the Web-enabled version of the Reading Assistant product, and our new Virtual Academy and other online services all rely on the World Wide Web in order to function. Unanticipated problems affecting our network systems could cause interruptions or delays in the delivery of that product. The servers that support our Web-delivered products and services are located in third party facilities. While we believe that the services provided by these facilities are robust, interruptions in customer access could be caused by the occurrence of a natural disaster, power loss, vandalism or other telecommunications problems. We have experienced problems due to power loss in the past, and we will continue to be exposed to the risk of access failure in the future.

If our products do not work properly, or if there are problems with customer access to our Web-delivered products and services, we may be required to issue credits, customers may elect not to renew their support or access contracts or not to purchase additional licenses, we may lose sales to potential customers and we may be subject to liability claims. We cannot be certain that the limitations of liability set forth in our agreements would be enforceable or would otherwise protect us from liability for damages. A material liability claim against us, regardless of its merit or its outcome, could result in substantial costs, significantly harm our business reputation and divert management’s attention from our operations.

We will be required to comply with the auditors’ attestation requirement of Sarbanes-Oxley Section 404 starting in fiscal 2009. If we or our auditors determine that our internal controls over financial reporting are not effective or if we are unable to comply with the auditors’ attestation requirement when we are required to do so, such ineffective controls or non-compliance could have a materially adverse effect on us.

Under Sarbanes-Oxley Section 404, as implemented by the SEC and PCAOB, we were required to provide an initial management assessment on our internal control over financial reporting for fiscal 2007 and we complied with that requirement in our Form 10-K.

We will be required to comply with the auditor’s attestation requirement in fiscal 2009. We cannot assure you that, in the course of completing the work to satisfy the auditors’ attestation requirement, we or our auditors will not detect a material weakness in our internal control over financial reporting or that we can satisfactorily comply with the attestation requirement.

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

Our common stock presently trades on the Nasdaq Global Market, and our trading volume is low. For example, for the first six months of 2008, our average daily trading volume was approximately 22,000 shares. The market price of our common stock has been highly volatile since we became publicly traded and could continue to be subject to wide fluctuations.

The ownership of our common stock is concentrated.

At June 30, 2008, Trigran Investments owned approximately 27% of our outstanding stock, and our officers and directors held approximately 15% of the outstanding stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may have interests that diverge from those of other stockholders. This concentration of ownership may also delay, prevent or deter a change in control of our company.

Item 4. Submission of Matters to a Vote of Security Holders

On June 2, 2008 the Company held its annual meeting of stockholders. At the meeting, the following matters were voted upon.

Proposal 1 - Election of Directors. Each of the eight nominees was elected, as follows:

Nominee	Vote for Nominee	Vote Withheld from Nominee
Edward Vermont Blanchard, Jr.	13,822,940	413,327
Robert C. Bowen	12,119,497	2,116,770
Joseph B. Martin	14,028,282	207,985
Michael M. Merzenich	12,075,734	2,160,533
Rodman W. Moorhead III	13,822,940	413,327
Michael A. Moses	13,989,509	246,758
Lance R. Odden	14,025,182	211,085
David W. Smith	14,028,282	207,985

The other directors whose term of office as a director continued after the meeting are: Ajit Dalvi, Carleton A. Holstrom and Paula A. Tallal.

Proposal 2. Ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008. The proposal was passed, as follows:

Votes For	14,031,509
Votes Against	199,581
Abstentions	5,177

Item 6. Exhibits

Exhibit No.	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws

10.1 (3)*	Letter Agreement related to Salary Deferral Plan.

10.2	Fifth Amendment to Loan and Security Agreement between the Company and Comerica Bank, dated June 30, 2008.

31.1	Certification of Chief Executive Officer (Section 302).

31.2	Certification of Chief Financial Officer (Section 302).

32.1	Certification of Chief Executive Officer (Section 906).

32.2	Certification of Chief Financial Officer (Section 906).

(1)	Incorporated by reference to exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2007, file no. 000.2457.

(2)	Incorporated by reference to exhibits previously filed with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed on July 13, 2007, registration no. 333-143093.

(3)	Incorporated by reference to exhibit previously filed with the Company’s Form 8-K filed on August 1, 2008.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2008

SCIENTIFIC LEARNING CORPORATION
(Registrant)

/s/ Jane A. Freeman

Jane A. Freeman
Chief Financial Officer
(Authorized Officer and Principal Financial and
Accounting Officer)

Index to Exhibits

Exhibit No.	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws

10.1 (3)*	Letter Agreement related to Salary Deferral Plan.

10.2	Fifth Amendment to Loan and Security Agreement between the Company and Comerica Bank, dated June 30, 2008.

31.1	Certification of Chief Executive Officer (Section 302).

31.2	Certification of Chief Financial Officer (Section 302).

32.1	Certification of Chief Executive Officer (Section 906).

32.2	Certification of Chief Financial Officer (Section 906).

(1)	Incorporated by reference to exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2007, file no. 000.2457.

(2)	Incorporated by reference to exhibits previously filed with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed on July 13, 2007, registration no. 333-143093.

(3)	Incorporated by reference to exhibit previously filed with the Company’s Form 8-K filed on August 1, 2008.