Form 10-Q
period 2008-09-30
SCIENTIFIC LEARNING CORP
filed 2008-11-07
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008

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

          As of October 15, 2008, there were 17,617,646 shares of Common Stock outstanding.

SCIENTIFIC LEARNING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Scientific Learning Corporation
Condensed Balance Sheets
(In thousands)

	September 30, 2008	December 31, 2007

	Unaudited
Assets
Current assets:
Cash and cash equivalents	$6,071	$21,179
Accounts receivable, net	11,004	6,155
Deferred income taxes	—	1,191
Prepaid expenses and other current assets	1,476	1,291

Total current assets	18,551	29,816

Property and equipment, net	1,591	1,742
Loan to JTT Holdings	—	1,000
Deferred acquisition costs	—	319
Goodwill	4,568	—
Other intangible assets, net	6,621	—
Other assets	1,043	926

Total assets	$32,374	$33,803

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$489	$716
Accrued liabilities	4,816	3,859
Deferred revenue	18,048	17,379

Total current liabilities	23,353	21,954
Deferred revenue, long-term	5,063	5,576
Other liabilities	581	453

Total liabilities	28,997	27,983

Stockholders’ equity:
Common stock and addditional paid in capital	84,627	82,558
Accumulated deficit	(81,250)	(76,738)

Total stockholders’ equity:	3,377	5,820

Total liabilities and stockholders’ equity	$32,374	$33,803

See accompanying notes.

SCIENTIFIC LEARNING CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Revenues:
Products	$7,475	$7,456	$21,009	$23,935
Service and support	5,220	3,894	14,252	10,805

Total revenues	12,695	11,350	35,261	34,740

Cost of revenues:
Cost of products	599	459	1,686	1,259
Cost of service and support	2,411	1,872	7,279	6,213

Total cost of revenues	3,010	2,331	8,965	7,472

Gross profit	9,685	9,019	26,296	27,268

Operating expenses:
Sales and marketing	5,329	6,143	18,461	18,745
Research and development	1,545	1,016	5,267	3,385
General and administrative	2,398	1,890	6,346	5,721

Total operating expenses	9,272	9,049	30,074	27,851

Operating income (loss)	413	(30)	(3,778)	(583)

Other income from related party	55	68	150	185
Interest and other income	86	230	323	701

Net income (loss) before income tax	554	268	(3,305)	303
Income tax expense	(36)	22	1,207	26

Net income (loss)	$590	$246	$(4,512)	$277

Basic net income (loss) per share:	$0.03	$0.01	$(0.26)	$0.02

Shares used in computing basic net income (loss) per share	17,552	17,240	17,438	17,119

Diluted net income (loss) per share:	$0.03	$0.01	$(0.26)	$0.02

Shares used in computing diluted net income (loss) per share	18,283	18,369	17,438	18,272

See accompanying notes.

Scientific Learning Corporation
Condensed Statements of Cash Flows
(In thousands)
Unaudited

	Nine months ended September 30,

	2008	2007

Operating Activities:
Net income (loss)	$(4,512)	$277
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	932	227
Stock based compensation	1,618	1,637
Increase in deferred tax asset valuation allowance	1,191	—
Changes in operating assets and liabilities:
Accounts receivable	(4,580)	(2,681)
Prepaid expenses and other current assets	(164)	(468)
Other assets	(117)	(6)
Accounts payable	(444)	(213)
Accrued liabilities	682	(456)
Deferred revenue	46	5,116
Other liabilities	128	32

Net cash used in operating activities	(5,220)	3,465

Investing Activities:
Purchases of property and equipment, net	(206)	(991)
Purchase of Soliloquy	(10,133)	—

Net cash used in investing activities	(10,339)	(991)

Financing Activities:
Proceeds from issuance of common stock, net	451	1,039

Net cash provided by financing activities	451	1,039

Decrease in cash and cash equivalents	(15,108)	3,513

Cash and cash equivalents at beginning of period	21,179	16,364

Cash and cash equivalents at end of period	$6,071	$19,877

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

Interim Financial Information

The interim financial information as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 is unaudited, and includes all normal recurring adjustments and an adjustment to account for the acquisition of Soliloquy Learning that we consider necessary for a fair presentation of our financial position at such date and our results of operations and cash flows for those periods.

These condensed financial statements and notes should be read in conjunction with our audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution of securities by adding common stock equivalents (computed using the treasury stock method) to the weighted-average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities of 861,632 have been excluded from the computation of diluted net loss per share in the nine month period ending September 30, 2008, as their inclusion is antidilutive.

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

The following table sets forth the computation of net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Net income (loss)	$590	$246	$(4,512)	$277

Weighted average shares used in calculation of basic net income (loss) per share	17,552	17,240	17,438	17,119
Effect of dilutive securities:
Employee stock options and awards	731	1,129	—	1,153

Weighted-average diluted common shares	18,283	18,369	17,438	18,272

Net income (loss) per common share - basic	$0.03	$0.01	$(0.26)	$0.02

Net income (loss) per common share - diluted	$0.03	$0.01	$(0.26)	$0.02

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

The adoption of this statement did not have a material impact on our results of operations and financial condition. Level 1 financial assets measured at fair value on a recurring basis consist of money market funds (cash equivalents) of approximately $4.9 million as of September 30, 2008. We have no Level 2 or Level 3 financial assets measured at fair value on a recurring basis as of September 30, 2008.

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

The following table summarizes the components of the total purchase price (in thousands):

Cash paid	$9,685
Loan provided	1,000
Direct transaction costs	690
Adjustments to working capital per purchase agreement	77

Total purchase price	$11,452

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

The aggregate estimated annual intangible amortization expense is as follows (in thousands):

Fiscal year	Amortization

Remainder of 2008	$197
2009	948
2010	1,057
2011	1,009
2012 and thereafter	3,410

$6,621

Pro forma results

The unaudited pro forma financial information below presents the combined results of operations of Scientific Learning and Soliloquy Learning for the three and nine months ended September 30, 2007 as if the acquisition had occurred on January 1, 2007. The information was derived from our unaudited condensed statement of operations for the three and nine months ended September 30, 2007, and from the detailed data used to prepare the audited financial statements of Soliloquy Learning for the year ended December 31, 2007. The unaudited pro forma financial information is not necessarily indicative of the combined results of operations or financial position that might have been achieved for the periods or dates indicated, nor is it necessarily indicative of the future results of the combined company.

Notes to Condensed Financial Statements

2. Soliloquy Acquisition (continued)

	Unaudited Pro Forma Financial Information: Three Months Ended September 30, 2007	Unaudited Pro Forma Financial Information: Nine Months Ended September 30, 2007

Total revenue	$11,834	$36,113
Net income (loss)	$(624)	$(2,165)
Basic/Diluted net income (loss) per share	$(0.04)	$(0.13)

3. Stock-Based Compensation

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”), which we adopted as of January 1, 2006, using the modified prospective method. We recognized stock-based compensation expense of $443,000 and $1.6 million in the three months and nine months ended September 30, 2008, respectively, compared with $701,000 and $1.6 million for the three and nine months ending September 30, 2007.

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

Summary of Stock Options

In the three months ended September 30, 2008 we made a grant of 30,000 stock options. In the three months ended September 30, 2007, we made grants of 225,000 stock options including a grant of 100,000 options containing a market condition made to a new Board member. As of September 30, 2008, none of the market conditions have been met and as a result no shares have vested.

The aggregate intrinsic value of options outstanding at September 30, 2008 was approximately $2.6 million and is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 1,427,532 shares that had exercise prices that were lower than the $3.29 market price of our common stock at September 30, 2008 (“in the money options”). The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $144,000 and $409,000, respectively. The intrinsic value of options vested during the nine months ended September 30, 2008 and 2007 was $669,000 and $1.5 million, respectively.

Notes to Condensed Financial Statements

3. Stock-Based Compensation (continued)

As of September 30, 2008, total unrecognized compensation cost related to stock options granted under our various plans was $542,000. We expect that cost to be recognized over a weighted-average period of 1.9 years.

Summary of Restricted Stock Units

We granted 382,900 and 306,500 restricted stock units during the nine month periods ended September 30, 2008 and 2007, respectively.

The fair value of restricted stock units was calculated based upon the fair market value of our stock at the date of grant, less an estimate of pre-vesting forfeitures. The weighted-average grant-date fair value of restricted stock units awarded during the nine months ending September 30, 2008 and 2007 was $4.74 and $7.05, respectively.

Disclosures Pertaining to All Share-Based Compensation Plans

Cash received under all share-based payment arrangements for the nine months ended September 30, 2008 and 2007 was $451,000 and $1,039,000 respectively, related to the exercise of stock options. Because of our net operating losses and related valuation allowance, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the nine months ended September 30, 2008 or 2007.

4. Comprehensive Loss

We have no items of other comprehensive loss, and accordingly, the comprehensive loss is equal to the net loss for all periods presented.

5. Warranties; Indemnification

We generally provide a warranty that our software products substantially operate as described in the manuals and guides that accompany the software for a period of 90 days. The warranty does not apply in the event of misuse, accident, and certain other circumstances. To date, we have not incurred any material costs associated with these warranties and have no accrual for such items at September 30, 2008.

From time to time, we enter into contracts that require us, upon the occurrence of certain contingencies, to indemnify parties against third party claims. These contingent obligations primarily relate to (i) claims against our customers for violation of third party intellectual property rights caused by our products; (ii) claims resulting from personal injury or property damage resulting from our activities or products; (iii) claims by our office lessor arising out of our use of the premises; and (iv) agreements with our officers and directors under which we may be required to indemnify such persons for liabilities arising out of their activities on behalf of ourselves. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our balance sheet as of September 30, 2008 or December 31, 2007.

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

During the three and nine months ended September 30, 2008, we recorded $55,000 and $150,000 in royalties receivable from PSC, respectively. For the comparable periods in 2007, we recorded $68,000 and $185,000. Amounts received to date and any future receipts are being reported as other income as we do not consider these royalties to be part of our recurring operations.

Notes to Condensed Financial Statements

7. Bank Line of Credit

On June 30, 2008 we amended our existing revolving line of credit agreement with Comerica Bank. The maximum that can be borrowed under the agreement remains $5.0 million. The line expires on July 1, 2009. Borrowing under the line of credit bears interest at a floating prime rate, or a fixed rate of LIBOR plus 2.5%. Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and a financial covenant requiring us to maintain a minimum adjusted quick ratio of 1.25 and a minimum net worth of $1 million. Our financial covenant in the prior agreement was to maintain a minimum adjusted quick ratio of 1.75, or a positive effective tangible net worth if the adjusted quick ratio was less than 1.75. The agreement allows us to issue letters of credit not to exceed $1.0 million. At September 30, 2008, we have an outstanding letter of credit for $206,000. There were no borrowings outstanding on the line of credit at September 30, 2008 and we were in compliance with all related covenants.

8. Provision for Income Taxes

In the nine months ending September 30, 2008, we recorded a year to date tax expense of $1.2 million. The total year to date tax expense consists of a $3,000 expense in the first quarter of 2008, a $1.2 million expense in the second quarter of 2008, and a $36,000 tax benefit in the current quarter. Total tax expense relates primarily to reestablishment of a full valuation allowance against deferred tax assets during Q2. The resulting year to date effective tax rate is (36.5)%. This nine-month period differs significantly from that of last year where no tax provision was recorded for the nine months ending September 30, 2007 due to taxes payable all being offset with released net operating losses. The effective tax rate for that period was 7.12%.

Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We intend to maintain the full valuation allowance until sufficient further positive evidence exists to support a reversal of the valuation allowance.

At September 30, 2008, we have unrecognized tax benefits of approximately $1.9 million. We have approximately $26,000 of unrecognized tax benefits that, if recognized, would affect our effective tax rate. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months. Interest and penalty costs related to unrecognized tax benefits are insignificant and classified as a component of “Income Tax Expense” in the accompany statement of operations.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2005 through 2007. In December 2007 we completed an audit from the I.R.S. for our 2004 and earlier tax years. Additionally, we are subject to various state income tax examinations from the 1997 through 2007 calendar tax years.

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

We believe that this claim is not meritorious and that we do not have any significant liability to the claimant. We therefore do not believe that the resolution of this matter will have a material adverse effect on our financial position or results of operations.

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

Overview

Scientific Learning Corporation develops and distributes the Fast ForWord® family of software. These patented products build learning capacity by rigorously and systematically applying neuroscience-based learning principles to improve the fundamental cognitive skills required to read and learn. On January 7, 2008, we completed the acquisition of substantially all of the assets of Soliloquy Learning, including the Reading Assistant™ product, for $10.7 million in cash. The Scientific Learning Reading Assistant combines advanced speech recognition technology with scientifically based intervention to help students strengthen reading fluency, vocabulary and comprehension to become proficient life-long readers. To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support. We sell primarily to K-12 schools in the United States through a direct sales force. Since our inception, learners have used our Fast ForWord products over 1.3 million times and approximately 5,700 schools have purchased at least $10,000 of our Fast ForWord product licenses and services. As of September 30, 2008 we had 218 full-time equivalent employees, compared to 215 at December 31, 2007.

Business Highlights

We market our Fast ForWord products primarily as a reading intervention solution for struggling, at-risk, English Language Learners, and special education students. Approximately 70% of the estimated 55 million public and private school K-12 students in the United States test as not proficient in reading. While our installed base is growing, the approximately 5,700 schools that have purchased at least $10,000 of our product licenses and services represent a small fraction of the approximately 125,000 K-12 schools in the U.S.

Federal education funds are a critical resource in helping school districts address the needs of the most challenged learners. We believe that a significant proportion of our sales are funded by federal sources, particularly Title One and IDEA (special education) grants. In the federal government’s fiscal year ended September 30, 2008 these programs totaled approximately $26.4 billion and are projected to total approximately $30.4 billion in fiscal 2009. In addition, schools receive significant funding from state and local governments. State and local governments are forecasting shortfalls in their taxation revenues for their fiscal 2009 because of significant adverse events in the credit and housing markets and a potential protracted national and global recession. Given such an environment, current economic conditions could have an adverse impact on future federal, state and local education spending, although we believe that education would remain among the top government priorities.

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

Company Highlights

For the three months ended September 30, 2008, our total revenue increased by 12% compared to the same period in 2007 and for the nine months ended September 30, 2008 our total revenue increased by 1%. For the three months and nine months ended September 30, 2008, product revenue remained flat and declined by 12% respectively, compared to the same periods in 2007. Service and support revenue increased by 34% and 32% for the three months and nine months ended September 30, 2008 respectively, primarily due to a higher number of schools on support, more services delivered, higher revenue for the Reading Progress Indicator and OEM revenue from the operations we purchased in our acquisition of Soliloquy in January 2008. In the nine months ended September 30, 2008, revenue and booked sales from Reading Assistant were still a relatively minor part of our business. During this period, revenue and booked sales from the Reading Assistant product and related OEM products and services (excluding support and service to schools, which we do not track separately) were less than 10% of the overall totals.

For the three months ended September 30, 2008, we closed 23 transactions in excess of $100,000, compared to 37 in the third quarter of 2007. These large transactions frequently require school board approvals and their timing is often difficult to predict.

Deferred revenue, which represents revenue to be recognized in future periods, was $23.1 million on September 30, 2008 compared to $24.3 million on September 30, 2007.

For the three months ended September 30, 2008, our total booked sales increased by 4% and for the nine months ended September 30, 2008 our total booked sales decreased by 11% compared to the same periods in 2007. (Booked sales is a non-GAAP financial measure. For more explanation on booked sales, see Revenue below). The decrease in year to date booked sales is mainly because one large transaction for approximately $7.4 million was booked in the second quarter of 2007 and no similar-sized transaction was booked in the nine month period ending September 30, 2008.

For the three months and nine months ended September 30, 2008, gross profit increased 7% and decreased by 4% respectively over the comparable periods in the prior year. A shift in revenue mix and additional costs arising from the Soliloquy acquisition negatively impacted product margins, but this was more than offset by continued improvements in our service and support margins in the three months ended September 30, 2008. Operating expenses increased by 2% and 8% for the three months and nine months ended September 30, 2008, respectively, mostly due to the addition of the Reading Assistant development team, amortization expenses resulting from the Soliloquy acquisition, and an increase in bad debt expense, partially offset by a decrease in consulting expense.

We recorded net income of $590,000 for the three months ended September 30, 2008 compared to net income of $246,000 in the same period in 2007. We recorded a net loss of $4.5 million for the nine months ended September 30, 2008 compared to net income of $277,000 in the same period in 2007.

At September 30, 2008 and 2007 we had no outstanding debt.

Results of Operations

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,

(dollars in thousands)	2008	Change	2007	2008	Change	2007

Products	$7,475	0%	$7,456	$21,009	-12%	$23,935
Service and support	5,220	34%	3,894	14,252	32%	10,805

Total revenues	$12,695	12%	$11,350	$35,261	1%	$34,740

Product revenues remained flat and decreased by 12% during the three months and nine months ended September 30, 2008 respectively, compared to the same periods in 2007. The decrease in the nine months ended September 30, 2008 was mainly because one large transaction for approximately $7.4 million was booked in the second quarter of fiscal 2007 and no similarly-sized transaction was booked in 2008. This transaction included approximately $3.2 million of product revenue that was recognized during the nine months ended September 30, 2007. Our largest transaction in the nine months ended September 30, 2008 was for approximately $2.2 million, including approximately $300,000 of product revenue that was recognized in the three months ended September 30, 2008.

Our service and support revenue increased significantly during both the three months and nine months ended September 30, 2008 compared to the same period in 2007 due to a higher number of schools on support, more services delivered, higher revenue for the Reading Progress Indicator and OEM revenue from the operations we purchased in our acquisition of Soliloquy in January 2008.

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

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,			Nine Months Ended September 30,

(dollars in thousands)	2008	Change	2007	2008	Change	2007

Booked sales	$15,185	4%	$14,535	$35,417	(11%)	$39,856
Less revenue	12,695	12%	11,350	35,261	1%	34,740

Net increase in deferred revenue	2,490		3,185	156		5,116

Total deferred revenue end of period	$23,111	(5%)	$24,275	$23,111	(5%)	$24,275

Booked sales in the K-12 sector increased 6% to $13.9 million during the three months ended September 30, 2008, and decreased by 14% to $31.3 million for the nine months ended September 30, 2008, compared to the same periods in 2007. As previously noted, one large transaction for approximately $7.4 million was booked in the nine months ended September 30, 2007, whereas the largest transaction booked in the nine months ended September 30, 2008 was for approximately $2.2 million. This latter sale occurred in the three months ended September 30, 2008, and is the main reason for the increase in sales in this period as compared to the three months ended September 30, 2007.

Booked sales to the K-12 sector for the three and nine months ended September 30, 2008 were respectively 91% and 88% of total booked sales, compared to 90% and 91% in the same periods in 2007. Booked sales to non-school customers, including both private practice clinicians and international customers, decreased by 11% for the three months ended September 30, 2008 compared to the same period in 2007. This decrease is primarily the result of one large transaction of $668,000 in the juvenile corrections market in the non-school sector in the third quarter of 2007, whereas no transaction of a similar size was booked in the same period in 2008. Booked sales to non-school customers increased by 20% for the nine months ended September 30, 2008 as a result of an increase in our international sales together with the OEM business that we acquired as a result of the Soliloquy acquisition in January 2008.

We believe large booked sales are an important indicator of mainstream education industry acceptance and an important factor in reaching our goal of increasing sales force productivity. During the third quarter of 2008, we closed 23 K-12 sales that had a contract value in excess of $100,000, compared to 37 for the same period in 2007. For both the three months and nine months ended September 30, 2008, approximately 60% of our K-12 booked sales were realized from booked sales over $100,000. For the comparable periods in 2007, these large booked sales accounted for approximately 66% and 67% of K-12 booked sales. Large booked sales include volume and negotiated discounts but the percentage discount applicable to any given transaction will vary and the relative percentage of large booked sales and smaller booked sales in a given quarter may fluctuate. Because we discount product license fees but do not discount service and support fees, product booked sales and revenue are disproportionately affected by discounting. We cannot predict the size and number of large transactions in the future.

Although the current uncertain financial market, economic conditions, and federal, state and local budget pressures make for an uncertain funding environment for our customers, we remain optimistic about our growth prospects in the K-12 market. However, achieving our growth objectives will depend on increasing customer acceptance of our products, which requires us to continue to focus on improving our products’ ease of use, their fit with school requirements, and our connection with classroom teachers and administrators. Our K-12 growth prospects are also influenced by factors outside our control, including general economic conditions and the overall level, certainty and allocation of state, local and federal funding. While federal funding for education has grown steadily over the last few decades, the current extraordinary federal commitments intended to stabilize the financial markets are likely to put pressure on all areas in the federal budget. States are forecasting shortfalls in their taxation revenues for their fiscal 2009 and 2010 because of the significant adverse conditions in the credit and housing markets and a potential protracted national and global recession. These conditions may impact education spending. In addition, the revenue recognized from our booked sales can be unpredictable. Our various license and service packages have substantially differing revenue recognition periods, and it is often difficult to predict which license package a customer will purchase, even when the amount and timing of a sale can be reasonably projected. See “Management’s Discussion and Analysis – Application of Critical Accounting Policies” for a discussion of our revenue recognition policy. In addition, the timing of a single large order or its implementation can significantly impact the level of booked sales and revenue at any given time. See “Risk Factors” for a further discussion of some of the factors that affect our sales and revenue.

Gross Profit and Cost of Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2008	2007	2008	2007

Gross profit on products	$6,876	$6,997	$19,323	$22,676
Gross profit margin on products	92%	94%	92%	95%
Gross profit on service and support	2,809	2,022	6,973	$4,592
Gross profit margin on services and support	54%	52%	49%	42%

Total gross profit	$9,685	$9,019	$26,296	$27,268
Total gross profit margin	76%	79%	75%	78%

The overall gross profit margin decreased in both the three months and nine months ended September 30, 2008 compared to the same periods in the prior year due to a revenue mix shift. Higher margin product revenues made up 59% and 60% of total revenues in the three and nine months ended September 30, 2008, respectively, compared to

66% and 69% in the same periods in 2007. Product margins also declined in both the three months and nine months ended September 30, 2008, mainly due to the impact of the amortization expense arising from the intangible assets acquired from Soliloquy and product costs associated with Reading Assistant. Service and support gross margins improved because a larger proportion of these revenues arose from support and Progress Tracker, which have higher margins than training and implementation services.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2008	Change	2007	2008	Change	2007

Sales and marketing	$5,329	-13%	$6,143	$18,461	-2%	$18,745
Research and development	1,545	52%	1,016	5,267	56%	3,385
General and administrative	2,398	27%	1,890	6,346	11%	5,721

Total operating expenses	$9,272	2%	$9,049	$30,074	8%	$27,851

Sales and Marketing Expenses: For the three and nine months ended September 30, 2008, our sales and marketing expenses decreased by 13% and 2%, respectively, compared to the same periods in 2007. The decrease in the three months ended September 30, 2008 is mostly as a result of our holding fewer marketing events. At September 30, 2008, we had 51 quota-bearing sales personnel compared to 50 at September 30, 2007.

Research and Development Expenses: Research and development expenses increased by 52% and 56% in the three and nine months ended September 30, 2008, compared to the same periods in 2007. The main cause of these large increases is that research and development expenses now include the costs of the Reading Assistant development team from the Soliloquy acquisition. Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs.

General and Administrative Expenses: For the three and nine months ended September 30, 2008, our general and administrative expenses increased by 27% and 11%, respectively, compared to the same periods in 2007. The increase in the three months ended September 30, 2008 is mainly due to an increase in bad debt expense of $430,000 and severance costs of $266,000. The increase in the nine months ended September 30, 2008 is also mostly caused by higher bad debt expense of $461,000 and severance costs of $266,000.

Other Income from Related Party

In September 2003, we signed an agreement with Posit Science Corporation (“PSC”), transferring technology to PSC for use in the health field. During the three and nine months ended September 30, 2008, we recorded $55,000 and $150,000 in royalties receivable from PSC, respectively. For the comparable periods in 2007, we recorded $68,000 and $185,000. Amounts received to date and any future receipts are being reported as other income as we do not consider these royalties to be part of our recurring operations.

Interest and Other Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2008	Change	2007	2008	Change	2007

Interest on invested cash	$13	-91%	$144	$97	-78%	$435
Reclassification of service revenue	73	-14%	85	217	-16%	259
Miscellaneous	0	NA	1	9	NA	7

Interest and other income, net	$86	-63%	$230	$323	-54%	$701

For the three months and nine months ended September 30, 2008, interest and other income consisted primarily of a reclassification of $73,000 and $217,000, respectively, of service and support revenue relating to two customers for whom we are no longer performing services, and interest on our invested cash of $13,000 and $97,000. In the three months and nine months ended September 30, 2007, interest and other income comprised mainly the same reclassification from service and support revenue of $85,000 and $259,000 and interest earned on our invested cash of $144,000 and $435,000, respectively. Interest income decreased 91% and 78% respectively for the three and nine months ended September 30, 2008, primarily due to lower cash balances as a result of cash used in the purchase of Soliloquy in January 2008 as well as decreasing interest rates.

Provision for Income Taxes

In the nine months ending September 30, 2008, we recorded a year to date tax expense of $1.2 million. The total year to date tax expense consists of a $3,000 expense in the first quarter of 2008, a $1.2 million expense in the second quarter of 2008, and a $36,000 tax benefit in the current quarter. Total tax expense relates primarily to reestablishment of a full valuation allowance against deferred tax assets during Q2. The resulting year to date effective tax rate is (36.5)%. This nine-month period differs significantly from that of last year where no tax provision was recorded for the nine months ending September 30, 2007 due to taxes payable all being offset with released net operating losses. The effective tax rate for that period was 7.12%.

Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We intend to maintain the full valuation allowance until sufficient further positive evidence exists to support a reversal of the valuation allowance.

At September 30, 2008, we have unrecognized tax benefits of approximately $1.9 million. We have approximately $26,000 of unrecognized tax benefits that, if recognized, would affect our effective tax rate. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months. Interest and penalty costs related to unrecognized tax benefits are insignificant and classified as a component of “Income Tax Expense” in the accompany statement of operations.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2005 through 2007. In December 2007 we completed an audit from the I.R.S. for our 2004 and earlier tax years. Additionally, we are subject to various state income tax examinations from the 1997 through 2007 calendar tax years.

Liquidity and Capital Resources

Our cash, cash equivalents and short term investments were $6.1 million at September 30, 2008, compared to $21.2 million at December 31, 2007. Our cash balances decreased primarily because of the $10.1 million payment for the acquisition of Soliloquy Learning, including direct transaction costs. In addition, we used $5.2 million of cash in operating activities in the nine months ended September 30, 2008.

We expect that during at least the next twelve months our cash flow from operations together with our current cash balances will be our primary source of liquidity and will be sufficient to provide the necessary funds for our operations and capital expenditures. Historically, we have used cash in our operations during the first half of the year and built cash in the second half. In the three months ended September 30, 2008, we generated $3.6 million of cash from operations. This pattern results largely from our seasonally low sales in the first calendar quarter, which reflects our industry pattern, and the time needed to collect on sales made towards the end of the second quarter. We expect that this pattern will continue, and that we will generate cash from operations during the remainder of 2008 that, together with the borrowing capacity under our credit line, will be sufficient to fund our operating requirements during the first half of fiscal 2009. Accomplishing this, however, will require us to meet specific booked sales targets in the K-12 market. We cannot assure you that we will meet our targets with respect to booked sales, revenues, expenses or operating results.

We have a revolving line of credit agreement with Comerica Bank that expires on July 1, 2009. The maximum that can be borrowed under the agreement is $5.0 million. Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and a financial covenant requiring us to maintain a minimum adjusted quick ratio of 1.25 and a minimum net worth of $1 million. The agreement allows us to issue letters of credit not to exceed $1.0 million. At September 30, 2008, we have an outstanding letter of credit for $206,000. There were no borrowings outstanding on the line of credit at September 30, 2008 and we were in compliance with all related covenants.

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

Net cash used in operating activities for the nine months ended September 30, 2008 was $5.2 million compared to cash generated of $3.5 million during the same period in 2007. This difference was mainly the result of higher employee related expenses, primarily due to increased headcount arising from the Soliloquy acquisition, and lower collections resulting from lower sales.

Net cash used in investing activities for the nine months ended September 30, 2008 was $10.3 million, due principally to the acquisition of the assets of Soliloquy Learning. Net cash used in investing activities for the nine months ended September 30, 2007 was $991,000, due to capital spending.

Financing activities generated $451,000 for the nine months ended September 30, 2008, compared to $1,039,000 for the nine months ended September 30, 2007 from the sale of stock upon option exercises.

For the nine months ended September 30, 2008 and September 30, 2007 we had no borrowings.

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

The following table summarizes our obligations at September 30, 2008 and the effects such obligations are expected to have on our liquidity and cash flow in future periods (dollars in thousands):

(dollars in thousands)	Less than 1 year	2-3 years	4-5 years	Thereafter	Total

Contractual Obligations:
Operating lease obligations	$1,235	$2,613	$2,536	$310	$6,694
Purchase obligations	150	300	300	150	900

Total	$1,385	$2,913	$2,836	$460	$7,594

Our purchase order commitments at September 30, 2008 are not material.

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

In accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”), long-lived assets, such as property and equipment and intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability would be measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The determination of estimated future cash flows, however, requires management to make estimates. Future events and changes in circumstances may require us to record a significant impairment charge in the period in which such events or changes occur. Impairment testing requires considerable analysis and judgment in determining results. If other assumptions and estimates were used in our evaluations, the results could differ significantly.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the rate of interest that we earn on our cash and cash equivalents. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at September 30, 2008 would not have a material affect on our results of operations.

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

As required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and interim Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, and concluded that our disclosure controls and procedures were effective as of September 30, 2008.

It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As a result, there can be no assurance that a control system will succeed in preventing all possible instances of error and fraud. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the conclusions of our Chief Executive Officer and the interim Chief Financial Officer are made at the “reasonable assurance” level.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, it should be noted that Jane Freeman, our former Chief Financial Officer, resigned from the Company effective October 6, 2008 and Jon Corbett, our Controller and interim Chief Financial Officer, has tendered his resignation from the Company, which resignation will become effective on November 7, 2008.

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

We believe that this claim is not meritorious and that we do not have any significant liability to the claimant. We therefore do not believe that the resolution of this matter will have a material adverse effect on our financial position or results of operations.

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

Like other companies in the instructional market, our sales to K-12 schools are affected by school purchasing cycles and procedures, which can be quite bureaucratic. The cost of some of our K-12 license packages requires multiple levels of approval in a political environment, which results in a time-consuming sales cycle that can be difficult to predict. When a district decides to finance its license purchase, the time required to obtain necessary approvals can be extended even further. In addition, sales to schools are subject to budgeting constraints, which may require schools to find available discretionary funds, obtain grants or wait until subsequent budget cycles. As a result, our sales cycle generally takes months, and in some cases, can take a year or longer. The severity of the current economic downturn and the resulting potential funding difficulties may lengthen this cycle or make it less predictable. Therefore, we may devote significant time and energy to a particular customer sale over the course of many months, and then not make the sale when expected or at all. This can result in lost opportunities that can materially and adversely impact our revenue and profit.

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

We believe that the funding for a substantial portion of our K-12 sales comes from federal funding, in particular IDEA (special education) and Title One funding. The current extraordinary federal spending relating to stabilizing the financial markets, the federal budget deficit and competing federal priorities may impact the availability of federal education funding. A cutback in federal education funding could have a materially adverse impact on our revenue.

State and local school funding can be significantly impacted by fluctuations in tax revenues due to changing economic conditions. States are forecasting shortfalls in their tax revenues for fiscal 2009, because of the significant adverse events in the credit and housing markets and a potential protracted national and global recession. While education spending remains an important priority for states, it faces competition from demands for relief for homeowners, transportation spending and rising health care costs. An economic downturn leading to a significant reduction in state tax revenues could have a materially adverse impact on our revenue.

The availability of funding for instructional products like ours can also be affected by unpredictable events, such as increases in energy costs or damage due to severe weather. We believe that severe storms and spiking energy costs adversely impacted our sales in 2005. Unpredictable events of similar magnitude could adversely impact our revenue in the future.

Sales in our non school markets may also be affected by current economic conditions.

Our non school sales consist principally of sales to private speech and language and other healthcare providers, sales to our international value-added resellers, and sales to government agencies for correctional institutions. Historically, sales to private providers have been adversely impacted by economic downturns, as many parents postpone or forego their services when their financial resources are reduced. Sales for correctional institutions may be affected by the same state and local government funding pressures as K-12 schools. We believe that the severity of the current global economic downturn could also materially adversely affect our international sales, although we do not have sufficient experience with our international channel to predict the impact.

Our current liquidity resources may not be sufficient to meet our needs.

We believe that cash flow from operations will be our primary source of funding for our operations during 2008 and the next several years. In 2007 and 2006, we generated $6.1 million and $4.3 million, respectively, in cash from operating activities. We ended 2007 with $21.2 million in cash and cash equivalents. We expended $10.7 million in cash in connection with the acquisition of the Reading Assistant product line. Historically, we have used cash in our operations during the first half of the year and built cash in the second half. This pattern results largely from our seasonally low sales in the first calendar quarter, which reflects our industry pattern, and the time needed to collect on sales made towards the end of the second quarter. We expect that this pattern will continue, and that we will generate substantial cash from operations during the second half of 2008. At September 30, 2008, we had $6.1 million in cash and cash equivalents.

In addition, we have a line of credit with Comerica Bank totaling $5.0 million, which expires on July 1, 2009. At September 30, 2008 no borrowings were outstanding and we were in compliance with the covenants of that line. Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and a financial covenant requiring us to maintain a minimum adjusted quick ratio of 1.25 and net worth of $1 million. If we did not comply with the covenants, we would risk being unable to borrow under the credit line.

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

Our revenue and net income or loss are difficult to predict and may fluctuate substantially from quarter to quarter and from year to year. We started operations in February 1996 and through 2002 incurred significant operating losses. In both 2006 and 2007, we had an operating loss and modest net income. At September 30, 2008, we had an accumulated deficit of $81.3 million from inception.

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

Our Fast ForWord products use an approach that differs from the approaches that schools have traditionally used to address reading problems. In particular, our products which are designed to develop the brain to process more efficiently, are based on neuroscience research and focus on building cognitive skills. These concepts may be unfamiliar to educators. K-12 educational practices are slow to change, and it can be difficult to convince educators of the value of a substantially different approach.

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

Our goals in acquiring the Reading Assistant product are to provide additional products to serve a broader range of students, to broaden our offering for English language learners for the U.S. K-12 market as well as the international market, and to further leverage our growing direct sales organization with additional complementary and effective products for sale. To fully realize the anticipated benefits from the acquisition, we face a number of challenges:

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

Our compliance with the continuing listing requirements of Nasdaq relating to our aggregate market capitalization means that, unless we regain compliance by November 21, 2008 we must transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market or have our securities delisted, either of which outcomes could adversely effect the liquidity of our common stock.

On October 22, 2008, we received a letter from the NASDAQ Stock Market (Nasdaq) that we are no longer in compliance with Marketplace Rule 4450(b)(1)(A) which requires that the market value of our common stock be at least $50,000,000 in order to continue listing on the Nasdaq Global Market. As provided in the Nasdaq rules, we have 30 calendar days, or until November 21, 2008, to regain compliance. In order to regain compliance in this period, the market value of our common stock must be $50,000,000 or more for a minimum of 10 consecutive business days.

If we do not apply to transfer our securities to the Nasdaq Capital Market or regain compliance with the Nasdaq Global Market requirements by November 21, 2008 or if Nasdaq denies our application to transfer the listing of our securities to the Nasdaq Capital Market, Nasdaq will delist our securities from trading on Nasdaq, which would have a material adverse impact on the liquidity of its shares. Delisting may also preclude us from using certain state securities laws exemptions, which could make it more difficult and expensive for us to raise capital in the future. And even if listing of our securities is transferred to the Nasdaq Capital Market, the lower trading volume and generally smaller sizes of the companies listed on the Nasdaq Capital Market mean that it may be more difficult to buy and sell our shares on that market than on the Nasdaq Global Market.

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

The market in which we operate is very competitive. We compete vigorously for the funding available to schools, including against other software-based reading intervention products but also against print and service-based offerings from other companies and against traditional methods of teaching language and reading. Many of the companies providing these competitive offerings are much larger than we are, are more established in the school market than we are, offer a broader range of products to schools, and have greater financial, technical, marketing and distribution resources than we do. In addition, although traditional approaches to language and reading are fundamentally different from our approach, the traditional methods are more widely known and accepted and, therefore, represent significant competition for available funds.

Our Fast ForWord products are differentiated in the market by their basis in neuroscience research and their focus on improving brain processing efficiency and cognitive skills. Recently we have seen an increase in the number of neuroscientists working with other companies to repackage and commercialize their research, resulting in the introduction of other products based on neuroscience research and focusing on improving brain processing. We anticipate that this increase in “brain fitness” products will continue in the near future. To the extent that these products are adopted in place of our product, this could materially and adversely impact our revenue.

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

Our common stock presently trades on the Nasdaq Global Market, and our trading volume is low. For example, for the first nine months of 2008, our average daily trading volume was approximately 20,000 shares. The market price of our common stock has been highly volatile since we became publicly traded and could continue to be subject to wide fluctuations.

The ownership of our common stock is concentrated.

At September 30, 2008, Trigran Investments owned approximately 27% of our outstanding stock, and our officers and directors held approximately 15% of the outstanding stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may have interests that diverge from those of other stockholders. This concentration of ownership may also delay, prevent or deter a change in control of our company.

Item 6. Exhibits

Exhibit No.	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws

10.1 (3)*	Separation Agreement between the Company and Jane A. Freeman, dated September 4, 2008.

31.1	Certification of Chief Executive Officer (Section 302).

31.2	Certification of Chief Financial Officer (Section 302).

32.1	Certification of Chief Executive Officer (Section 906).

32.2	Certification of Chief Financial Officer (Section 906).

(1)	Incorporated by reference to exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2007, file no. 000.2457.

(2)	Incorporated by reference to exhibits previously filed with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed on July 13, 2007, registration no. 333-143093.

(3)	Incorporated by reference to exhibit previously filed with the Company’s Form 8-K filed on September 5, 2008.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2008

SCIENTIFIC LEARNING CORPORATION
(Registrant)

/s/ Jonathan J.M. Corbett

Jonathan J.M. Corbett
Chief Financial Officer
(Authorized Officer and Principal Financial and
Accounting Officer)

Index to Exhibits

Exhibit No.	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws

10.1 (3)*	Separation Agreement between the Company and Jane A. Freeman, dated September 4, 2008.

31.1	Certification of Chief Executive Officer (Section 302).

31.2	Certification of Chief Financial Officer (Section 302).

32.1	Certification of Chief Executive Officer (Section 906).

32.2	Certification of Chief Financial Officer (Section 906).

(1)	Incorporated by reference to exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2007, file no. 000.2457.

(2)	Incorporated by reference to exhibits previously filed with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed on July 13, 2007, registration no. 333-143093.

(3)	Incorporated by reference to exhibit previously filed with the Company’s Form 8-K filed on September 5, 2008.