Form 10-K
period 2008-12-31
SCIENTIFIC LEARNING CORP
filed 2009-03-05
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2008 or

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

510-444-3500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	NASDAQ Capital Market

Securities registered pursuant to Section 12 (g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes: ☐ No: ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes: ☐ No: ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒  No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐
Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined Rule 12b-2 of the Act).
Yes: ☐ No: ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2008 as reported on the Nasdaq National Market was approximately $38,446,376. Shares of Common Stock held by each director and executive officer and persons who owned 5% or more of the Registrant’s outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2009 the Registrant had outstanding 17,791,660 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference in Part III.

Forward Looking Statements

Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements that involve risk and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on page 21 in this Annual Report on Form 10-K. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements.

PART I

ITEM 1.          BUSINESS

Overview

We create educational software that accelerates learning by improving the processing efficiency of the brain. Based on more than 30 years of neuroscience and cognitive research, our family of products improves brain fitness with technology-based exercises that build the cognitive skills required to read and learn effectively.

Our products are marketed primarily to K-12 schools. In 2009, we plan to launch several new products that will be offered directly to parents. We recommend our products to schools as a reading intervention solution for struggling, special education, and English language learners (“ELL”) to ensure they reach grade level proficiency. Since our inception, learners have used our products over 1.5 million times, and they are now marketed in 46 countries around the world.

We are highly differentiated in our industry because of our foundation in and continuous incorporation of neuroscience and research-based learning approaches. The fact that the learning brain can improve through exercise - the concept of brain fitness - led us to create a novel approach to learning. Brain fitness focuses on increasing learning capacity by strengthening cognitive skills through the rigorous and systematic application of neuroscience-based exercises. Our approach uses technology exercises because technology affords a scalable approach to effectively and consistently deliver individualized training to a large number of students simultaneously.

Our focus on science continues in our emphasis on generating rigorous proof that our products produce substantial improvements for different types of readers in a variety of settings. At January 31, 2009, over 200 efficacy studies, including the results from more than 60,000 aggregate participants, demonstrated the academic gains achieved through our products. These studies show gains for students at all K-12 grade levels, for at-risk students, special education students, English language learners, Title One (low income, under achieving) students, and a variety of other demographic groups. Gains have been demonstrated throughout the United States and in eight other countries. Studies show that these gains endure over time.

To assist educators in getting the best results from their implementations, we offer an online data analysis and reporting tool that uses sophisticated algorithms to provide diagnostic and prescriptive information and intervention strategies. To achieve the best results with our products, it is important that learners adhere to our protocols for product use. To support and encourage these best practices in the use of our products, we provide a variety of on-site, web-based and telephone-based services and support.

Growth Strategy

Our strategic goal is to have our products become widely accepted by educators and parents as a solution that dramatically improves and sustains achievement patterns to meet the needs of a broad spectrum of learners across a variety of academic subjects.

Critical elements of our strategy include:

➢

Broadening Awareness of Brain Fitness. We intend to increase awareness of our unique brain fitness approach to accelerating learning through a variety of marketing techniques, including a public television sponsored overview of this approach titled “Brain Fitness for Kids,” which is expected to air in June, 2009.

➢

Improving Product Access. We continue to look at ways to improve our product lines to enhance ease of use and product effectiveness. We plan to introduce an online version of our products in 2009 that is designed to improve product access, ease of use and protocol implementation to learners anywhere, anytime.

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

➢

Emphasizing Post-Sales Support. We believe that effective implementation of our products in compliance with our protocols is important to obtaining the best student results. To help schools follow best practices in their implementations, we plan to continue to emphasize post-sales support, including implementation services and results monitoring, and innovative and cost-effective ways to provide these services.

➢

Identifying and Expanding into New Markets. We continue to identify and evaluate potential new applications for our neuroscience based technology. We are developing additional products to be marketed to parents for average and gifted learners at home. In addition, we are researching new applications for early learning, test preparation, and post-secondary learners.

➢

Increasing Our Global Presence. As of December 31, 2008, we had 27 value-added resellers (VARs) selling in 44 countries outside the US and Canada. We believe that the global addressable market for a brain fitness approach to learning English is significant with over 1 billion English language learners worldwide.

Markets

Our products are available worldwide to educational institutions, speech and language clinics, learning and tutorial centers.

United States K-12 Market

Our sales are concentrated in K-12 schools in the United States, which in 2008 were estimated to total nearly 115,000 schools serving approximately 56 million students. In each of the last three fiscal years, the U.S. K-12 sector has represented approximately 90% of our sales. Almost 5,800 schools have purchased at least $10,000 of our product licenses and services, compared to 5,200 at the end of 2007.

We market our products primarily as a reading intervention solution, to be used as an intervention or remedial supplement to existing curriculum materials for struggling, special education, and English language learners, at both the elementary and secondary school levels to improve reading and learning. Despite a national focus on reading and increased federal funding to improve reading proficiency and school district accountability, independent evaluations of student performance have demonstrated little improvement in reading results. According to the U.S. Department of Education (USDE), in 2007, 38% of fourth graders in the United States had below basic reading scores and 70% were not proficient in reading, and between 1992 and 2007, there was only a modest improvement in the proportion of fourth graders performing at the “below basic” level.

The pre-K-12 education materials market includes approximately 14,000 public school districts, 93,000 public schools and 22,000 private schools. Purchasing decisions for our products are primarily made by district level administrators.

Sales of our products are included in the supplemental education materials segment of the overall education materials market. Simba Information’s Publishing for the PreK-12 Market 2008 – 2009 (April 2008) estimated or projected that:

➢	The total market for K-12 instructional materials would be $9.36 billion in 2008.

➢	The supplemental materials segment of that market was $4.27 billion in 2007.

➢	The technology based electronic courseware segment of the supplemental materials market would be $928 million in 2008.

We do not compete in the separate basal materials market (a $3.6 billion market in 2007, according to Simba), which consists primarily of textbook programs that include student editions, teacher editions and companion materials to teach particular scope and sequence of a subject area for a span of grades. We also do not compete in the market for formative, summative or clinical assessments or in the market for school library and reference products.

The educational materials market is expected to continue to grow, driven by several factors:

➢

Obama Administration Impact. Based on public announcements of its intentions, we expect the new administration to reform the Elementary and Secondary Education Act of 2001, commonly known as the No Child Left Behind Act (“NCLB”), with a focus on improving assessments, preventing high school dropouts and expanding afterschool opportunities.

➢

Education Accountability Requirements. Performance and educator accountability requirements of federal legislation, including NCLB, and persistent achievement gaps based primarily on income and ethnicity which are driving the use and growth of programs addressing the needs of struggling readers.

➢

Higher Federal Funding Levels. In February, 2009, the federal government responded to the recession by passing the American Recovery and Reinvestment Act (ARRA) which is forecasted to increase federal expenditures on K-12 education by 130%. With the addition of the ARRA, federal government spending is forecasted to reach over $140 billion in the 2009 – 2010 school year versus $60 billion in the 2008 – 2009 school year.

Obama Administration Impact

In President Obama’s campaign, the plan he outlined for improving K-12 education (http://www.barackobama.com/issues/education/#k-12) included:

➢

Reforming NCLB, including improving assessments to provide educators and students with timely feedback about how to improve student learning and to indicate whether individual students are making progress towards reaching standards.

➢	Investing in interventions for middle school students to address the high school dropout crisis.

➢	Doubling the federal investment in afterschool opportunities.

Education Accountability Requirements

We believe parents and policy makers are exerting greater pressure to hold teachers and administrators accountable for student learning and will continue to do so under the new administration. We expect financial incentives, extended day programs, enhanced intervention services, and supplementary educational services alternatives to continue to be methods of addressing this emphasis on local educator accountability and student performance. Our products help schools respond to these accountability pressures in a variety of ways, including:

➢	Our products can improve academic achievement in students for whom other approaches have failed.

➢	Our products can be used to increase the scores of children who are “on the bubble” (just below a desired score on an achievement test).

➢	Educators can use our online reporting tool, Progress Tracker, to track student progress by demographic group, responding to the Adequate Yearly Progress requirement for all learners.

Funding Sources

Funding for educational materials comes from a variety of federal, state and local sources. The recession has significantly reduced state and local tax revenue, putting severe pressure on state and local budgets. As a result, at least 43 states are facing budget shortfalls for this and/or next fiscal year.

In response to this reduction, the federal government passed the American Recovery and Reinvestment Act (ARRA) in February, 2009, which allocates an additional $81 billion to K-12 public education. Federal funds have historically been a critical resource to help school districts address the needs of the most challenged learners. The ARRA both expands the funding for the programs that serve these challenged learners and provides fiscal stabilization funds to restore general school funding levels.

We believe that a significant proportion of our sales are funded by two key federal sources that support struggling readers, Title One and IDEA. These two key federal sources are projected to increase as well with the passing of the ARRA. Title One, which supplements funding for schools with low income students, is expected to increase from $13.9 billion in the 2008 – 2009 school year to $20 billion in the 2009 – 2010 school year. IDEA, which provides funding for special education students, is expected to grow from $11 billion in the 2008 – 2009 school year to $17 billion in the 2009 – 2010 school year.

Other Markets

In addition to selling to K-12 schools, we also sell to and through private practice professionals and learning centers. These speech and language and other professionals recommend the use of our products to appropriate clients and then supervise the use of the software, often in connection with their other services. In 2008, approximately 600 non-school professionals and entities in the United States and Canada (North America) re-sold our products. While this market is a small proportion of our overall business and has been essentially flat over the last several years, the private practice market nevertheless remains significant to us. This segment was our first market, and many private practice professionals have extensive knowledge about our products. As a result, their continued use and feedback plays a valuable role in our business. In addition, these professionals sometimes provide contract services to schools and, from time to time, recommend our products for students in those schools.

Sales to countries other than the United States and Canada are a small but growing part of our business. We are developing a network of value added representatives to serve these markets. During 2008, products were marketed to customers in 44 countries. As of December 31, 2008, we were represented by 27 value-added representatives, up from 24 at year end 2007.

Our strategy for international markets thus far has been conservative, so that we do not divert resources from our U.S. K-12 market. However, we believe the potential opportunity is significant. Outside of North America, our products are used in three primary applications: (1) in tutoring and learning centers to strengthen academic skills, (2) by clinical professionals with impaired children, and (3) to assist in the acquisition of English as a second language. About one-fourth to one-third of the population worldwide now understand and speak English to some degree, and English is the international language of business, travel, and diplomacy. While our products do not provide all the components necessary to teach English to non-native speakers, they have been demonstrated to be extremely effective in assisting in English language instruction, through building the necessary underlying cognitive, acoustic processing, phonological and other skills needed to learn and speak English fluently.

In the first half of 2009, we plan to begin selling web based products and tutoring services directly to parents. These products are being designed to meet the needs of learners who want to “stay ahead” or “catch up” and will be sold and accessed online. These services will be offered in the US market, and are expected to also be available to international customers through our VAR network.

Brain Fitness Approach to Learning

We believe there are two sides to learning efficiently and effectively – (1) research-proven curriculum and (2) a well prepared brain able to capture, process and retain information. We believe that the challenge of accelerating learning for all learners is not solved just by better curriculum but also by improving the underlying cognitive skills that build brain capacity (Memory, Attention, Processing Rate & Sequencing).

Similar to how the download speed of an internet connection can have a dramatic impact on an internet user’s experience, two students using the same research-based curriculum can have very different learning experiences based upon the preparedness of the brain to capture, process and retain that information (their bandwidth).

Our products unify proven curriculum with brain fitness exercises to improve brain processing efficiency for learners - thereby accelerating the learning process that results in enduring gains. We build learning capacity by systematically and rigorously exercising the brain to develop the cognitive and reading skills required for lifelong learning success. The results from our products are fast, effective, enduring, and have been demonstrated through brain imaging studies, changes in achievement on standardized reading tests, high stakes state achievement tests, and more than 200 efficacy studies.

Cognitive Skills Development

Reading and learning require a variety of foundational cognitive skills, all functioning together.

Memory. Working memory is the aspect of memory that allows one to keep information available while thinking about meanings and relationships, and is used in sentence and paragraph comprehension, remembering instructions and reasoning. The Fast ForWord exercises systematically vary the amount of information that must be retained to successfully complete the exercise task, using individually adaptive methods to gradually expand the working memory demands of the task. The Reading Assistant passages build working and short-term memory through real-time comprehension tests.

Attention. Attention is the ability to focus on tasks and ignore distractions. Every exercise in our product family requires selective and focused attention in order to advance. Specific vigilance tasks require sustained attention over progressively longer time frames, building the attentional skills needed in all reading and learning.

Processing. Processing means the ability to address information such as images and sounds quickly enough to discriminate their differences. Processing skills are an essential prerequisite for phonemic awareness (the ability to distinguish among and manipulate the smallest sounds in language that can change meaning) and reading. Our exercises build processing rate and accuracy in the skills addressed by the exercises. For example, exercises in our Fast ForWord Language to Reading and Literacy Advanced products focus on the accuracy and rate of processing for letter-sound correspondence, leading to the automaticity in those skills needed for reading. In addition, Reading Assistant builds brain processing and automaticity through the frequent reading of text out loud with our speech recognition system.

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

Neuroscience-Based Learning Principles

The Fast ForWord and Reading Assistant products apply learning principles that have been established through neuroscience and cognitive research as being critical to learning new tasks and establishing rapid change in brain function: frequency and intensity, adaptivity, simultaneous development, and timely motivation.

Frequency and Intensity: The cortex of the human brain contains millions of neurons arranged in regions that represent our sensory systems, control our motor systems and provide for higher-order associative interactions. These regions contain networks of neurons that connect within and between regions. These functional networks develop and maintain their connections through a process that is driven by neural activity. The stronger the neural activity, the stronger the network becomes. As a result, completing a series of learning tasks in frequent, intense sessions is needed to make the changes in brain functioning that enhance learning. Our Fast ForWord products use protocols call for customers to use the products five days a week, between 30 and 90 minutes (depending on the product) per day, providing the frequency and intensity needed.

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

Simultaneous Development: Complex behaviors require the coincident and sequential engagement of multiple cortical systems. The Fast ForWord and Reading Assistant products simultaneously develop both major and supporting cognitive skills for enduring learning improvements. While each exercise is designed to develop underlying cognitive skills such as memory, attention, processing and sequencing, it also focuses on a specific set of reading or language tasks.

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

Products

Fast ForWord products

Our flagship Fast ForWord family of products consists of three product series – the Language Series, the Literacy Series and the Reading Series.

Language and Literacy Series

The Fast ForWord Language series for elementary learners and the Literacy series for adolescent learners build foundational reading and language skills to help districts move below grade level learners to be successful learners in the general classroom.

Product	Description

Fast ForWord Language v2

In 2008 we upgraded our flagship product, Fast ForWord Language, based on the latest discoveries in neuroscience. Using this revision, learners gain greater outcomes in a shorter amount of time than they did with the prior version. The product builds learning capacity using exercises that specifically focus on oral language comprehension and listening, including phonological awareness (the understanding that words are composed of sounds and the ability to identify and manipulate the sounds of language), listening accuracy and comprehension, working memory, and familiarity with language structures. The Fast ForWord Language product uses acoustically modified speech, which stretches and emphasizes particular sounds in an adaptive manner, to help children learn to quickly isolate and recognize individual speech sounds, an underlying skill critical to reading. Results to date suggest a significant increase compared to our earlier version in the rate of product completion while maintaining equivalent or improved learning outcomes.

Fast ForWord Language to Reading v2

Similar to Fast ForWord Language, we upgraded Fast ForWord Language to Reading to accelerate learning with greater learner outcomes in a shorter amount of time. The software builds learning capacity through improving cognitive skills while helping students make the link between spoken and written language, using exercises that focus on listening comprehension, sound-letter recognition, phonological awareness, beginning word recognition and English language conventions. Results to date suggest significant increase in the rate of product completion compared to our earlier version while maintaining equivalent or improved learning outcomes.

Fast ForWord Literacy

The Fast ForWord Literacy product is specifically designed for adolescents and adults who lack reading proficiency. Its content and exercises are similar to those in the Fast ForWord Language product, but have been adapted to maximize impact for adolescents and English language learners based on actual learning results from those groups. Using graphics, characters and themes appealing to adolescents, the product progressively increases the demand on cognitive skills.

Fast ForWord Literacy Advanced

Fast ForWord Literacy Advanced software includes content and exercises similar to those in the Fast ForWord Language to Reading software. Like the Literacy product, the content has been tuned to maximize impact using actual learning results, and the user interface is designed to appeal to adolescents. The product includes age-targeted exercises that emphasize phonemic awareness, decoding, word recognition, sequential and inferential comprehension and the ability to sequence multi-step instructions.

Reading Series Products

The Fast ForWord Reading series of products builds learning capacity through developing cognitive skills using exercises focused on critical reading abilities. The Reading Series exercises focus on phonemic awareness, phonics and decoding, spelling, vocabulary, fluency and comprehension. The content of each product is correlated to the reading standards for the end of the grade level indicated by the product number. (Reading Readiness is correlated to kindergarten.) However, the increasingly demanding cognitive complexity of the products can take the learner well beyond that grade level.

Product	Description

Fast ForWord Reading Readiness

The Fast ForWord Reading Readiness product builds learning capacity through exercises that prepare the student for reading, focusing on phonemic identification, categorization and blending, letter names, sound and letter correspondence, rapid letter/word recognition, and oral vocabulary.

Fast ForWord Reading 1

The Fast ForWord Reading 1 product builds learning capacity while introducing familiarity with print. The exercises emphasize sound-letter correspondence, rapid letter-word comprehension, high-frequency words and beginning print comprehension.

Fast ForWord Reading 2

Fast ForWord Reading 2 software builds learning capacity through exercises that build a spectrum of reading skills, focusing on comprehension at the sentence and paragraph level, vocabulary, spelling, punctuation and capitalization. The product continues work in phonics and decoding and introduces morphological structures such as prefixes and suffixes. Morphology relates to the use of words, letters, and letter combinations that change the meaning of a word.

Fast ForWord Reading 3

The Fast ForWord Reading 3 product builds learning capacity by continuing to improve cognitive skills through exercises that focus on increasing fluency. The exercises focus on semantic, syntactic, phonological and morphological categories, phonics, spelling and comprehension. Sentences in the exercise incorporate a high level of syntactic complexity. Syntax relates to how grammatical markers and words are combined to make meaningful sentences.

Fast ForWord Reading 4

Fast ForWord Reading 4 software builds learning capacity by improving cognitive skills in the context of a focus on text interpretation. The exercises focus on comprehension and vocabulary, and build word skills relating to compound works, prefixes and homophones.

Fast ForWord Reading 5

The Fast ForWord Reading 5 product builds learning capacity by improving cognitive skills while strengthening advanced comprehension strategies. The exercises carry a significant working memory load, as they build vocabulary, improve critical thinking and abstract reasoning, improve composition skills, and focus on accuracy, fluency and comprehension.

Product	Description

Internet-Based Tools

Progress Tracker

Progress Tracker, our Internet-based data analysis and reporting tool, analyzes student learning results to provide diagnostic and prescriptive intervention information and allows educators to track and report their students’ learning progress. It also provides information about the Fast ForWord products’ correlation to state standards. Progress Tracker generates status flags using sophisticated algorithms to analyze student learning data with a complex set of rules partially based on past data patterns. These status flags alert the educator when intervention is necessary for a student, and suggest to the educator when to move the student to a lower or higher level product or to complete product use. Progress Tracker provides detailed reports at the student, classroom, school, and district level, and can be reported by subgroup, providing a tool for educators to analyze their progress towards the Annual Yearly Progress requirements mandated by No Child Left Behind. Customers can configure the system to send automatic emails to parents, teachers, administrators or others to provide easy periodic updates. Progress Tracker also provides the ability to collect behavioral survey data from teachers and parents prior to and after product use.

In June 2007, we added Reading Progress Indicator to our Progress Tracker system. Reading Progress Indicator is a reliable and valid assessment of a student’s reading skills. It is designed to be quick and convenient to administer before and after Fast ForWord product use, to rapidly demonstrate the effectiveness of our products.

Reading Assistant products

Reading Assistant is a unique software tool that combines advanced speech verification technology with scientifically-based interventions to help elementary and secondary students strengthen their reading fluency, vocabulary and comprehension in order to become proficient, life-long readers.

The National Reading Panel has identified five major components of reading and literacy: phonemic awareness, phonics, fluency, vocabulary and comprehension. Our Fast ForWord family of products addresses all of these components, but are particularly strong in phonemic awareness and phonics. The Reading Assistant product adds strength in fluency, vocabulary and comprehension, thereby allowing us to address a broader range of student needs.

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

Students at all grade levels can use the Reading Assistant product. There are currently two content libraries of stories available for Reading Assistant, one for elementary school students and one for secondary school students. To use Reading Assistant software, a student sits at a computer station with headphones and an attached microphone. The student is presented with text and as they read the text the computer will correct important mistakes and provide feedback. The student can also ask for assistance in pronouncing a word or getting the meaning of a word. Since the student is reading from a predetermined set of content, the technology is actually performing speech verification versus the more complex task of speech recognition.

Research on the efficacy of this solution has been sponsored through grants from the National Institute of Child Health and Human Development. The Florida Center for Reading Research reviewed the research on the Reading Assistant solution, reporting on a study where students in the experimental group showed statistically significant growth in reading fluency after using Reading Assistant compared to the control group. The report indicated that the strengths of Reading Assistant included repeated reading with emphasis on vocabulary and comprehension, rich and robust vocabulary instruction and support, and immediate corrective feedback.

Product Effectiveness

Research by our school district customers, independent academics and our own scientists has demonstrated that Fast ForWord products improve language and reading skills across a broad spectrum of demographic groups, and we continue to accumulate outcomes data from students in classrooms across the country. As of January 31, 2009, more than 200 research studies, including the results from more than 60,000 aggregate participants, demonstrated the academic gains achieved through products. Published studies show outcomes from more than 750 learning organizations.

Highlights of this research include:

➢

More than fifty studies involving more than 8,500 children have demonstrated Fast ForWord efficacy using well-controlled experimental or quasi-experimental study conditions and reliable and valid performance measures, including studies that use randomized control groups.

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

➢

The underlying neurological basis for these achievement gains was reported by a Stanford University study published in 2003 in the Proceedings of the National Academy of Sciences. This study confirmed that after using the Fast ForWord Language product, students on average experienced significant changes in brain activation patterns as shown by functional magnetic resonance imaging. On average, Fast ForWord participants also showed significant gains on measures of language and reading performance.

➢

In an effort to better understand the nature of the rapid processing problems frequently seen in children with developmental reading problems (e.g., dyslexia), researchers from Harvard, MIT, Dartmouth, Rutgers, and Stanford investigated differences in the cortical activity of typical reading children and children with developmental dyslexia as they processed rapidly changing sounds. The results were published in Restorative Neurology and Neuroscience in 2007 and demonstrated that typical reading children process slowly and rapidly changing sounds in different cortical regions, while children with developmental dyslexia process them in the same region. Children with developmental reading problems who underwent remediation with Fast ForWord products increased their language and reading skills, and the way they processed rapidly changing sounds changed, becoming more similar to that of typical readers.

➢

A more recent study demonstrated that the neurological and behavioral changes following Fast ForWord intervention are not specific to children with learning problems. Scientists at the University of Oregon published an article in Brain Research in April 2008 that demonstrated that behavioral and physiological changes are present in both language-impaired and normally developing children following the use of Fast ForWord software when compared to non-Fast ForWord comparison children.

Implementation

Neuroscience teaches us that to facilitate the brain changes that lead to enhanced learning, the student needs to complete a set of learning tasks in a frequent, intense timeframe. To provide that intensity and frequency, we have established product use protocols for our Fast ForWord products that call for customers to use the products five days a week, between 30 and 90 minutes per day, for a period of generally between four and twelve weeks (depending on the student and the product). In addition, we have established a three day a week, 30 minute protocol for our Reading Assistant products.

Our products are most frequently used in a computer lab setting, either a lab entirely devoted to our product use or a lab shared with other applications. A lab setting is likely to provide the appropriate kind of quiet focused atmosphere that is best for our product use. Some customers have effectively used the products, especially the Reading Assistant products, in regular classrooms.

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

Fast ForWord Services and Support

We believe that the training and implementation support provided by our service personnel is important to achieving appropriate product use in schools, where a limited school day and competing priorities makes it challenging for educators to devote the time and resources needed for a solid implementation. The Fast ForWord products employ neuroscience and research unfamiliar to many educators, and understanding these principles is critical to successful and sustained implementations. Our service professionals are highly trained and skilled at building the necessary knowledge and best practices to help schools and districts in their implementation of Scientific Learning products. In 2008 service, support and Progress Tracker accounted for 41% of revenue compared to 33% in 2007 and 27% in 2006. As of December 31, 2008, our service and support organization included 51 employees supplemented by 46 independent contractors who provide on-site customer training, consulting and technical services.

Services

To facilitate effective implementation, we offer on-site product training, technical installation, implementation management, consulting, and Web-based synchronous and asynchronous professional development services. To help our customers obtain the best possible student achievement results, our product training and professional development sessions provide an extensive hands-on introduction to our products, “best practices” implementation strategies, and an introduction to the science behind our products. On site trainings may be followed up by web based training providing timely consulting as customers implement our products. We also offer a Leadership and Accountability service, focused at the district level which provides administrators a detailed overview of the implementation at each of their schools, consulting on data analysis and interpretation, intervention and motivation strategies, connecting with classroom teachers and other topics of interest to the customer.

We host national or regional Circle of Learning user conferences, and a spectrum of both live and web-based forums, workshops, and seminars for customers and prospective customers. At these gatherings, speakers provide information on advances in neuroscience and learning, and current customers offer actual case studies on how our products impact student achievement. These sessions also provide our customers with opportunities to network and develop informal support relationships.

Support

For customers who purchase our support services, we provide progress monitoring, software technical update releases, and extensive telephone, email, chat and web-based support. Our progress monitoring services provide customers proactive on-going remote monitoring of their students’ progress by our staff, with periodic out-bound telephone contact tailored to the customer’s level of implementation success. Our Customer Connect Website provides extensive implementation and technical resources, together with Web-based seminars. In our annual independent customer surveys, customers using Fast ForWord products gave excellent ratings to the support they received and the professionalism of our support team.

Warranty

We generally provide a warranty that our software products operate substantially as described in the manuals and guides that accompany the software for a period of 90 days. The warranty excludes damage from misuse, accident, and certain other circumstances. To date, we have not experienced any significant warranty expense.

Sales and Marketing

We sell to our principal market, K-12 school districts throughout the United States, primarily using a direct sales force. Our field sales personnel typically are experienced professionals with backgrounds in selling technology based curriculum products to the K-12 market. Most bring strong relationships with educators built over many years. We support our direct sales efforts with a field sales management team with extensive experience in this market, strong customer reference sites, and strategic consultants, who frequently are retired superintendents and other senior school district administrators who can attest to the positive impact of our programs based upon personal experience. To maximize our coverage of the K-12 market, we utilize an inside sales team to renew existing service contracts and to reach smaller, rural school districts and private schools. We also sell to K-12 schools in Canada using our inside sales team.

We believe that the mainstream education industry acceptance of our offerings is accelerating due to our focused “brain fitness” message, which emphasizes our ability to make existing instructional programs in the school district better by optimizing the brain for improved learning, particularly in reading. We have recently increased the frequency and sophistication of our web-based marketing efforts to reach many more educators quickly while targeting specific audiences with research results and success stories most relevant to their areas of responsibility and expertise.

Another critical component of our sales and marketing strategy is our series of “brain events”, including regional summits and national forums. These are company sponsored or co-sponsored events that provide us with a significant period of time in which to explain our unique approach and achievement results to top school administrators, helping them to establish a new vision for achieving student success in their districts and to build internal district consensus around their plan. Although our focus on improved sales force productivity also includes a balance of smaller sales with shorter cycles to get started in new accounts, the majority of our annual booked sales are from existing customers who have a year or more of positive experience with our programs, expanding to new sites and adding products and services to existing sites.

We sell to clinical professionals and learning centers principally through direct marketing (mail, web and telesales) and conferences (both industry conferences and an annual forum we conduct ourselves). In 2009, we expect to begin selling directly to parents online with our e-learning offering, BrainSpark™, and our remote tutoring offering, BrainPro™. The online marketing efforts will focus on providing a “free brain fitness learning experience” with a single exercise, BrainApps™, which will be driven through search engine management, affiliate marketing, and direct email marketing. Learners and parents who access our BrainApps exercises will be part of a nurture campaign to up-sell them to BrainSpark access and eventually BrainPro services.

We are also building a network of independent value-added representatives outside North America. As of December 31, 2008, we had relationships with 27 representatives, compared to 24 at year end 2007. To date, booked sales outside North America have not been significant. We are building this channel in response to the growing demand for English fluency around the world. We believe that Fast ForWord products offer unique value in quickly “rewiring” the brain for English. We also believe the international market has large potential growth opportunities, and we are positioning to take advantage of these in the future.

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

Our research and development expenses were approximately $7.0 million for the year ended December 31, 2008, and $4.5 million and $4.1 million for the years ended December 31, 2007 and, 2006, respectively. As of December 31, 2008, 42 of our employees were engaged in research and development activities, which include both product development and outcomes research.

Development Strategy

Over the past several years, our development efforts have focused on broadening our product solution and making our products more effective and easier to use in the school environment. In early January 2008 we completed the acquisition of the Reading Assistant product line along with associated patents and patent applications.

Major Product Introductions

Product	Launch year

Fast ForWord Language	1997
Fast ForWord Language to Reading	1998
Away We Go! product family (predecessors to Fast ForWord Language Basics and Fast ForWord to Reading Prep)	1999
Fast ForWord Middle and High School (predecessor to Fast ForWord to Literacy)	1999
Fast ForWord Reading 3 (originally Fast ForWord Reading)	2000
Progress Tracker	2001
Fast ForWord Gateway Edition (new architecture of our major products that improved ease of use, added additional student content and provided additional Internet based capabilities)	2003
Fast ForWord Reading 4	2003
Fast ForWord Reading 1	2004
Fast ForWord Reading 2	2004
Fast ForWord Language Basics	2005
Fast ForWord Reading Prep	2005
Fast ForWord Reading 5	2005
Fast ForWord Literacy	2006
Fast ForWord Literacy Advanced	2006
Reading Progress Indicator addition to Progress Tracker	2007
Fast ForWord Language v2	2008
Fast ForWord Language to Reading v2	2008
Scientific Learning Reading Assistant v4.1.2	2008

Our products rely on market-tested technology and uniform platforms and are developed in a shared authoring environment, so that customers can easily broaden their Fast ForWord implementations, as well as move students easily among the Fast ForWord products.

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

Fast ForWord Language v2 and Fast ForWord Language to Reading v2

In June 2008, we released new versions of our Language series products. Using data from our Progress Tracker database on over 70,000 learners in multiple age ranges and across three identified demographic groups (struggling learners, ESL students and special education students), we enhanced our adaptive algorithms, removed some simple content and added roughly 20% more learning content per product overall. All graphical user interfaces were redesigned and significant additional motivational enhancements were added to facilitate learning. All learning environments were re-coded in the then-latest version of Flash from Adobe Systems.

Scientific Learning Reading Assistant v4.1.2

In March 2008, we released the Scientific Learning branded version of Reading Assistant. This version also provides support for the then-latest versions of the Microsoft Windows operating systems and Apple’s Macintosh operating systems. The rebranded and enhanced operating system support was made available to our versions hosted at school districts as well as networked and stand alone versions of this product line.

New Products

Our strategy is to dedicate the majority of our development resources to two new product offerings and three major product enhancement projects.

BrainSpark and BrainPro: In 2009, we plan to launch the BrainSpark and BrainPro online offerings, which will be marketed directly to parents for use with their children at home.

The BrainSpark™ offering will be entirely on-line; parents will purchase and students will use the products on-line. The products are being designed so that none of the learning exercise software will need to be installed on the computers used by learners. Instead, the learning exercises will be delivered on demand to the learner’s web browser over the Internet. Customized and individualized Weekly Achievement reports on learner progress will be available to parents in both a web and email format.

At launch, we expect to offer two BrainSpark products: BrainSpark Learning ages 6-9 and BrainSpark Learning ages 10-13. These products will be modified versions of our Fast ForWord Language and Fast ForWord Literacy products, respectively. The BrainSpark offerings are being designed to meet the needs of grade-level and above learners who want to “stay ahead”

The BrainPro™ offering is being designed to include access to our entire suite of Fast ForWord products, as appropriate for the learner, together with an online tutoring service. The BrainPro professional will select the appropriate products for the learner and will periodically communicate with the parent over the telephone or via email to communicate progress and discuss how to address obstacles the learner may be facing. As with the BrainSpark products, the learner will access the products over the Internet. The BrainPro service will also leverage the extensive individualized reporting system provided by our existing ProgressTracker system. The BrainPro offering is being designed to meet the needs of learners slightly below grade-level who want to “catch up” and learners who need guidance by a professional to successfully complete the products.

We continue to evaluate potential new applications for our neuroscience based technology, and have identified a number of potential development areas, including additional products to be marketed specifically for average and gifted students, English language learners, test preparation and improving mathematics skills. While studies have shown that the current Fast ForWord products improve the math performance of learners by developing the foundational skills of memory, attention processing and sequencing, there are other cognitive skills also critical to math proficiency. We are in the early stages of evaluating these potential product areas and have not reached any decision with respect to whether to proceed in a particular area.

Unexpected challenges could make these and other potential development projects longer or more expensive than planned. In addition, new technology products usually contain bugs that are not discovered in the testing process, and tend to be more challenging to implement when they are first introduced, especially in the diverse and challenging K-12 technology environment. The BrainSpark and BrainPro offerings will be our first offerings to the consumer market and our first offerings delivering our Fast ForWord exercises over the Internet. We may therefore encounter problems in these areas that we do not expect. We cannot guarantee that we will meet our intended introduction schedule for future products, or that future products will be free of technical issues or that they will be well received in the market.

Product Enhancements

➢

Updated Technology: We are in the process of updating our products using a new development platform, which will allow us to make our user interfaces more appealing to students, permit better integration between our products and newer operating systems, and give us the capability of delivering our products over a web portal. Our four newest products, Fast ForWord Language v2, Fast ForWord Language to Reading v2, Fast ForWord Literacy and Fast ForWord Literacy Advanced were created using the Flash authoring environment for multi-media applications, and we have begun the process of converting the remaining Fast ForWord Reading series (six products) to Flash. One form of the new web portal offering is being designed to allow the purchaser to host the product offerings within their physical site by installing the portal server software on their own hardware. This portal server is expected to offer improved Total Cost of Ownership for our customers, as none of the Fast ForWord software will need to be installed on the computers used by students. Instead, the learning software will be delivered on demand to a web browser by the portal server.

We also are developing an offering using a hosting service for all of our products, so that the products will be hosted on the Internet through a Cloud service agreement whereby Scientific Learning would provide the hosting services without the need to install any of our software locally at the school, clinic or home site. All administrative functions needed to support our Cloud hosted service would also be available through a web browser and would not require installation of our software.

New Editions of Fast ForWord Reading series: We have also begun new editions of our Fast ForWord Reading series. In this process, we are updating the graphical interface to provide for faster trial presentation, faster reward animations, and converting the authoring environment to the latest version of Flash.

➢

New Edition of Scientific Learning Reading Assistant: We have begun development of a new edition of the Reading Assistant product. Our primary goal is to expand the content coverage of the Reading Assistant libraries. The new content is being designed to cover a broader range of reading levels in each grade. This expanded reading content is intended to allow students to use the product over a longer time period, and to provide engaging, appropriate content to readers at many levels.

We are also developing proprietary southern dialect acoustic models for improved speech recognition performance. We are enhancing supports for English Language Learners including audio for quiz questions, Spanish translations of instructions and improved scaffolds for comprehension. The revision is being designed to impose a stricter instructional path through the content to support greater learning gains.

This new version is being designed to integrate into the Scientific Learning Gateway administrative software and Progress Tracker, our online student progress reporting tool. Reading Assistant reports will be available in the same suite of tools currently used by educators for monitoring student, site and district progress across demographic groups for our other Fast ForWord products. This integration is intended to provide a unified administrative and progress monitoring platform, thus simplifying our customers use of all of our products.

➢

Enhancements in Customer Use: We are currently doing research to see if we can develop protocols for use of our Fast ForWord products that would be effective if used less than 5 days a week. If these protocols can be developed and found effective, we may be able to open additional markets, such as learning centers or after school use, and make implementation easier for many current customers.

We have completed initial work on a placement tool based on the Reading Progress Indicator assessment that will recommend a starting and a learning path for an individual student based on their achievement and other factors. We expect to begin field testing the placement tool with customers in the first half of 2009.

We have not announced any release dates for any of these product upgrades and enhancements and we expect to charge for many or all of these enhancements.

Intellectual Property

Our intellectual property strategy addresses both product technology and product concepts. Our policy is to protect our proprietary rights in our products and technology through a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures, and contractual provisions.

At December 31, 2008, we held the rights to 81 issued patents and 32 pending applications. These include 57 issued U.S. patents and 22 pending U.S. applications that we own or co-own. We also held seven issued patents from other countries and had nine applications pending abroad. We were the exclusive licensee under eleven issued U.S. patents, six issued foreign patents, and one pending foreign patent applications.

These patent rights include those we acquired as part of our acquisition of the Soliloquy business. At December 31, 2008, we held two issued U.S. patents and 4 pending U.S. applications relating to the Reading Assistant product.

Our U.S. patents relating to the Fast ForWord products expire between 2014 and 2021; the Reading Assistant patents expire in 2024.

The 18 patents and applications that we license are owned by the Regents of the University of California, or the Regents, and Rutgers, the State University of New Jersey, and relate to the basic speech and sound modification and adaptive technology developed at those institutions. In 2008, approximately 61% of our product booked sales was derived from selling products that use the licensed inventions. This license is exclusive and extends for the life of the University patents, which expire in 2014, subject to the right of the Regents to terminate in case of default and our right to terminate at any time upon 60 days written notice. If we were to lose our rights under this license, it would materially harm our business. This license requires payment of royalties based upon cumulative net booked sales of our products, subject to certain minimum royalty amounts. In 2006 and each year thereafter, the minimum royalty payment is $150,000. In 2008, 2007 and 2006, we had approximately $757,000, $1,028,000, and $868,000, respectively in royalty expense under the license.

We also have 10 U.S. trademark registrations, including registrations for marks including “Fast ForWord,” our most important trademark.

Posit Science Corporation

In September 2003, we transferred certain of our technology to Posit Science Corporation, or PSC, for use in the healthcare field. The initial focus of PSC has been on products to combat age-related cognitive decline and to enhance cognitive abilities as people age. The transaction included a license of the patents we own and certain software we developed, a sublicense of the patents we license from the universities, and the sale of some research-related assets. All of the rights licensed to PSC are limited to a specified healthcare field and most of the licenses are exclusive in that field. For these rights, PSC paid us a one-time initial fee, issued us shares in PSC and has an ongoing royalty obligation. PSC has also agreed to cross-license any patents issued to PSC. We retain all rights to our technology outside of the specified healthcare field.

Dr. Michael M. Merzenich, who is one of our founders, a significant stockholder and a former officer and director of ours, is also a founder, director, significant stockholder and officer of PSC.

Seasonality

Our quarterly booked sales and revenue fluctuate seasonally, reflecting a number of factors including school purchasing practices, budget cycles and instructional periods. Historically, our booked sales have been lowest in the first quarter of the year and highest in the second quarter of the year.

Backlog

Our deferred revenue was approximately $20.0 million as of December 31, 2008, and $23.0 million as of December 31, 2007. These deferred revenues are primarily composed of the portion of multi-year sales, term-based sales, support and Progress Tracker sales not yet recognized as revenue, and professional development and technical services that have not yet been performed. Approximately $15.5 million of our deferred revenue as of December 31, 2008 is expected to be recognized within the next 12 months.

Employees

As of December 31, 2008 we had 223 full-time equivalent employees, compared to 215 at December 31, 2007. None of our employees is represented by a union or subject to collective bargaining agreements. On January 7, 2009, we announced a series of changes intended to better align our costs and organization structure with the current economic environment and improve our profitability. These changes include a reduction in our work force of approximately 14% during the first quarter of 2009.

General

Scientific Learning is a Delaware corporation formed in 1997, and is a successor to Scientific Learning Principles Corporation., a California corporation. Our web address is www.scilearn.com.

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

Like other companies in the instructional market, our sales to K-12 schools are affected by school purchasing cycles and procedures, which can be quite bureaucratic. The cost of some of our K-12 license packages requires multiple levels of approval in a political environment, which results in a time-consuming sales cycle that can be difficult to predict. When a district decides to finance its license purchase, the time required to obtain necessary approvals can be extended even further. In addition, sales to schools are subject to budgeting constraints, which may require schools to find available discretionary funds, obtain grants or wait until subsequent budget cycles. As a result, our sales cycle generally takes months, and in some cases, can take a year or longer. The severity of the current economic downturn and the resulting funding uncertainties may lengthen this cycle or make it less predictable. Therefore, we may devote significant time and energy to a particular customer sale over the course of many months, and then not make the sale when expected or at all. This can result in lost opportunities that can materially and adversely impact our revenue and profit.

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

State and local school funding is being significantly impacted by decreases in tax revenues due to the current severe economic downturn. States are forecasting shortfalls in their tax revenues for fiscal 2009, because of the significant adverse events in the credit, housing and job markets and the national and global recession. While education spending remains an important priority for states, it faces competition from demands for relief for homeowners, transportation spending and rising health care costs. A continued reduction in state tax revenues could have a materially adverse impact on our revenue.

When state and local funding is reduced, federal funding becomes even more important for school districts.. The American Recovery and Reinvestment Act (ARRA) provides very substantial increases in funding for IDEA and Title One over a two-year period, and we expect that the competition between vendors and programs for that funding to be intense. In addition, the current extraordinary levels of federal spending directed to economic recovery, the federal budget deficit and competing federal priorities could still adversely impact the availability of federal education funding. A cutback in federal education funding could have a materially adverse impact on our revenue.

Sales in our non school markets may also be affected by the current severe global recession.

Our non school sales consist principally of sales to private speech and language and other healthcare providers, sales to our international value-added resellers, and sales to government agencies for correctional institutions. In addition, during 2009 we plan to launch new products to be marketed to parents for at-home use by their children.

Historically, sales to private providers have been adversely impacted by economic downturns, as many parents postpone or forego their services when their financial resources are reduced. The current recession may likewise adversely affect our potential sales to parents of our planned BrainSpark and BrainPro products. Sales for correctional institutions may be affected by the same state and local government funding pressures as K-12 schools. We also believe that the severity of the current global recession is likely to adversely affect our international sales, although we do not have sufficient experience with our international channel to predict the impact.

Our current liquidity resources may not be sufficient to meet our needs.

We believe that cash flow from operations, together with our current cash balances, will be our primary source of funding for our operations during 2009 and the next several years. In 2008, we used $ 13.6 million from our cash balances, with $10.1 million used for the acquisition of the Soliloquy business and $3.7 million used in operating activities. In 2007 and 2006, we generated $6.1 million and $4.3 million, respectively, in cash from operating activities. We ended 2008 with $7.6 million in cash and cash equivalents. In addition, in January 2009, we amended our $5 million credit line from Comerica Bank to extend the line through December 31, 2008 and to relax certain covenants.

Historically, we have used cash in our operations during the first half of the year and built cash in the second half. This pattern results largely from our seasonally low sales in the first calendar quarter, which reflects our industry pattern, and the time needed to collect on sales made towards the end of the second quarter. We expect that this pattern will continue, and that we will use cash in our operations during the first half of 2009. While we expect that our current cash balances together with the borrowing capacity under our credit line and cash generated from operations will be sufficient to fund our operating requirements during fiscal 2009, this will require us to meet certain levels of booked sales and collections. We cannot assure you that we will meet our targets with respect to booked sales, revenues, expenses or operating results.

At December 31, 2008, no borrowings were outstanding under our credit line with Comerica and we were in compliance with the covenants of that line. Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and, as amended, financial covenants requiring us to maintain a minimum adjusted quick ratio of 1.15 and net worth not less than negative $2 million. If we did not comply with the covenants, we would risk being unable to borrow under the credit line.

Funding our liquidity needs out of cash flow from operations will require us to achieve certain levels of booked sales, collections, and expenses. If we are unable to achieve sufficient levels of cash flow from operations, or are unable to obtain waivers or amendments from Comerica in the event we do not comply with our covenants, we would be required either to obtain debt or equity financing from other sources, or to reduce expenses. Reducing our expenses could adversely affect our operations by reducing the resources available for sales, marketing, research or development efforts. We cannot assure you that we will be able to secure additional debt or equity financing on acceptable terms, if at all.

It is difficult to accurately forecast our future financial results. This may cause us to fail to achieve the financial performance anticipated by investors and financial analysts, which could cause the price of our stock to decline.

Our revenue and net income or loss are difficult to predict and may fluctuate substantially from quarter to quarter and from year to year. In 2008, we had an operating loss of approximately $2.6 million and a net loss of approximately $3.3 million. In both 2006 and 2007, we had an operating loss and modest net income.

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

If we are unable to convince our market of the value of our significantly different approach and otherwise overcome the challenges identified above, our revenue and growth prospects could be materially and adversely impacted.

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

Our Progress Tracker data tool, the Web-enabled version of the Reading Assistant product, our new Virtual Academy and other online services, and our planned new products BrainSpark and BrainPro all rely on the World Wide Web in order to function. Unanticipated problems affecting our network systems could cause interruptions or delays in the delivery of that product. The servers that support our Web-delivered products and services are located in third party facilities. While we believe that the services provided by these facilities are robust, interruptions in customer access could be caused by the occurrence of a natural disaster, power loss, vandalism or other telecommunications problems. We have experienced problems due to power loss in the past, and we will continue to be exposed to the risk of access failure in the future.

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

Our planned new products BrainSpark and BrainPro are intended to be marketed directly to parents – a new market for us. We may be unable to successfully penetrate this market.

In the US, we presently market primarily to K-12 public schools. Parents who purchase our products for use with their children do so through our much smaller channel, private providers, in which the marketing is done by the individual private provider. For the BrainSpark and Brain Pro offerings that we plan to launch in 2009, we plan to market and sell directly to parents, a new market for us. We may find our marketing efforts in this market less effective or more expensive than we have planned. The current recession may make our marketing and sales efforts in this market more difficult than we expect.

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

Under Sarbanes-Oxley Section 404, as implemented by the SEC and PCAOB, we have been required to provide a management assessment on our internal control over financial reporting for fiscal 2007 and 2008, and we complied with that requirement, for 2008 in this Form 10-K.

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

Our most important products are based on licensed inventions owned by the University of California and Rutgers, the State University of New Jersey. In 2008, we generated approximately 61% of our booked sales from products that use this licensed technology. If we were to lose our rights under these licenses (whether through expiration of our exclusive license period, expiration of the underlying patent’s exclusivity, invalidity or unenforceability of the underlying patents, a breach by us of the terms of the license agreements or otherwise), such a loss of these licensed rights or a requirement that we must re-negotiate these licenses could materially harm our booked sales, our revenue and our net income.

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

Our common stock presently trades on the Nasdaq Capital Market. In November 2008 we moved to the Nasdaq Capital Market from the Nasdaq Global Market, because the market value of our common stock fell below the required threshold for the Global Market due to declines in our stock price. Our trading volume is low. For example, during 2008, our average daily trading volume was approximately 21,000 shares. As a result, the ability of holders of our common stock to sell such common stock and thereby monetize their investment may be limited. In addition, the market price of our common stock has been highly volatile since we became publicly traded and could continue to be subject to wide fluctuations.

The ownership of our common stock is concentrated.

At December 31, 2008, Trigran Investments owned approximately 29% of our outstanding stock, and our officers and directors held approximately 11% of the outstanding stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may have interests that diverge from those of other stockholders. This concentration of ownership may also delay, prevent or deter a change in control of our company.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.     PROPERTIES

We currently have the following leased properties:

1.

A lease for approximately 30,500 square feet of office space in Oakland, California for our headquarters that expires in December 2013. The lease includes two five-year options to extend the term of the lease.

2.	A lease for approximately 6,200 square feet of office space in Tucson, Arizona for our support center that expires in 2013.

3.	A lease for our Reading Assistant operations in Waltham, Massachusetts for approximately 6,000 square feet that expires in September 2011.

We believe our facilities are sufficient for our operations currently and should be adequate to meet our needs for at least the next two years.

ITEM 3.     LEGAL PROCEEDINGS

Litigation with Former Sales Representative

On January 23, 2008, Robert G. Smith, a former account manager in Florida, filed a complaint against us in US District Court for the Middle District of Florida. The lawsuit claimed breach of contract for unpaid wages of approximately $423,000. Smith alleged that he was owed additional commission relating to a large sale transaction in the second quarter of 2007. This matter was resolved in the fourth quarter of 2008.

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS

The following table sets forth various information concerning our executive officers, as of February 20, 2009.

NAME	AGE	POSITION

D. Andrew Myers	37	President and Chief Executive Officer

Robert C. Bowen	67	Executive Chairman

Linda L. Carloni	55	Senior Vice President, General Counsel and Corporate Secretary

Robert E. Feller	40	Chief Financial Officer

Dr. William M. Jenkins	58	Chief Technology Officer

Jessica Lindl	35	Senior Vice President, Marketing

David C. Myers	43	Senior Vice President, Sales and Service

D. Andrew Myers joined us as President and Chief Operating Officer in January 2008 and became our Chief Executive Officer in January 2009. Prior to joining us, Mr. Myers worked at Pearson Education since 1996. His last position was as Senior Vice President, Digital Product Development for Pearson Curriculum, where he was responsible for integrating the technology teams from six preceding business units into a digital development group of 275 employees. From August 2004 to March 2007, Mr. Myers was the Chief Operations Officer for Pearson Digital Learning, where he was responsible for setting product, financial, technical and operational strategies for that 580-employee business unit. From 2002 to 2004, Mr. Myers served as Vice President Sales for Pearson Digital Learning. Mr. Myers started with Pearson as a sales representative in 1996. Pearson Education is the education division of Pearson PLC, an international media company. Mr. Myers holds an MBA from the Haas School of Business at the University of California Berkeley and a BS in finance from the University of Utah.

Robert C. Bowen joined us as Chairman and Chief Executive Officer in June 2002 and became our Executive Chairman in January 2009. From 1989 to 2001, he served as a senior executive and officer of National Computer Systems, a provider of educational assessment and administrative software and services. His last assignment there, from 1995 to 2001, was as President of NCS Education, a leading provider of enterprise software for K-12 school districts. NCS was acquired by Pearson, PLC, in 2000. After retiring from NCS in 2001, Mr. Bowen consulted for various businesses in education until joining us. Previously, Mr. Bowen held senior executive positions with other leading education and publishing companies, including seventeen years with McGraw-Hill. Early in his career, Mr. Bowen was a high school math teacher, a coach, and a school district administrator. Mr. Bowen received his bachelor’s and master’s degrees from the University of Tennessee, Chattanooga.

Linda L. Carloni joined the Company as General Counsel in October 1999, became our Secretary in March 2000 and was appointed Vice President in June 2000. She was promoted to Senior Vice President in January 2009. Before joining us, Ms. Carloni was a founder and Vice President of Alere Medical Incorporated, a healthcare services start-up. Earlier in her career, Ms. Carloni worked in technology transfer for the University of California, was the general counsel of Nellcor Incorporated, a medical device company, and was an associate and a partner at the Cooley Godward law firm. She received her bachelor’s degree in political science from Case Western Reserve University and her law degree from Boalt Hall School of Law at the University of California, Berkeley.

Robert E. Feller joined us in December 2008 as our Chief Financial Officer. From 2006 until joining the Company, Mr. Feller served as Vice President, Finance and Administration at AdBrite, Inc., which operates an Internet-based advertising marketplace. Prior to AdBrite, he served in financial leadership positions of increasing responsibility at salesforce.com, a leading provider of web-based customer relationship management services, from 2005 to 2006 as Vice President, Finance and from 2003 to 2005 as Corporate Controller and Senior Director Finance. Mr. Feller began his career as an auditor with Arthur Andersen, LLP. He holds an MBA from the Ross School of Business at the University of Michigan and a BA from the University of Michigan.

Dr. William M. Jenkins was appointed Chief Technology Officer in January 2009. Dr. Jenkins is a founder and served as Senior Vice President, Product Development from November 2000 through 2008. From 1990 to 1996, Dr. Jenkins was an Adjunct Associate Professor at the University of California, San Francisco. Dr. Jenkins is the principal developer of our current software products. Dr. Jenkins holds a B.S. in Psychology, an M.A. in Psychobiology and a Ph.D. in Psychobiology from Florida State University, with additional post-doctoral training from UCSF.

Jessica Lindl joined us as Vice President of Marketing in March 2007 and was promoted to Senior Vice President in January 2009. Prior to joining us, Ms. Lindl served as Vice President of Marketing and Product Management for Riverdeep, a leading developer of educational software. Ms. Lindl held marketing management positions of increasing responsibility at Riverdeep and The Learning Company, which was acquired by Riverdeep, from 2001 through 2006. Prior to her tenure at Riverdeep, Ms. Lindl served as the Director of Product Management for Simplexis, an e-procurement provider for the K-12 market, in 2000 and 2001 and as part of the sales management team for AT&T in San Francisco from 1995 to 1998. Ms. Lindl holds a bachelor’s degree in economics and international studies from Miami University in Oxford, Ohio and an MBA from the Haas School of Business at the University of California, Berkeley.

David C. Myers joined us in December 2008 as Senior Vice President, Sales and Services. Prior to joining us, during 2008 Mr. Myers was the East Region Vice President of Sales for the K-12 digital division of Pearson Education, where his team consisted of over 80 sales professionals and spanned 32 states. Prior to this role, from July 2006 to December 2007 he led a smaller National team at Pearson that focused on Digital Secondary products. From September 200 through June 2006, Mr. Myers served as a District Sales Manager at Pearson. Mr. Myers started his career as a bilingual elementary education teacher and holds Master of Education and Bachelor of Arts degrees from Brigham Young University.

There are no family relationships among our officers or directors.

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information. Our common stock currently is, and since November 26, 2008 has been, traded on the NASDAQ Capital Market under the symbol “SCIL”. During all of 2007 and 2008 prior to November 26, our common stock traded on the NASDAQ Global Market under the symbol “SCIL”.

The following table sets forth, for the periods indicated, the closing high and low sales prices per share of our common stock as reported on the NASDAQ Global Market and NASDAQ Capital Market, as applicable.

2007	High	Low
First Quarter	$7.72	$5.28
Second Quarter	$7.71	$6.23
Third Quarter	$7.95	$5.19
Fourth Quarter	$6.49	$4.98

2008	High	Low
First Quarter	$5.41	$4.25
Second Quarter	$5.20	$3.84
Third Quarter	$4.12	$3.26
Fourth Quarter	$3.42	$1.66

Holders. As of January 31, 2009, the approximate number of stockholders of record of our common stock was 109.

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

Performance Measurement Comparison.

The following chart compares the cumulative total stockholder return of Scientific Learning Common Stock for the five years ended December 31, 2008 with the cumulative total return during the same period of (i) the NASDAQ Composite Market Index and (ii) a Scientific Learning constructed peer group index. The companies in the peer group index were selected on the basis of similarity in the nature of their business. At December 31, 2008, the peer group included Plato Learning, Inc., Princeton Review, Renaissance Learning Inc., Scholastic Corporation and K12 Inc. This year we added K12 Inc. to our peer group. K12 Inc is also a technology based education company whose primary market is the kindergarten through 12th grade market in the U.S. K12 went public on December 13th 2007. As a result of this change in our peer group, we included performance comparisons to both our new peer group, including K12 Inc, and our former peer group.

Over the last five years we have changed companies in the peer group because of acquisitions, changes in business, new companies entering the market and other changes affecting peer group companies. This table shows these changes:

Members of Peer Group	Tenure in Peer Group

Excelligence	Removed from peer group after September 30, 2006 after it stopped trading.

K12 Inc	Added to peer group in 2008 after going public in December 2007.

The comparison assumes $100 was invested on December 31, 2003 in Scientific Learning Common Stock and in each of the foregoing indices. It also assumes reinvestment of dividends. The stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. Not applicable

(b) Not applicable

(c) Not applicable

ITEM 6.     SELECTED FINANCIAL DATA

In thousands, except per share amounts

	Year Ended December 31,
	2008	2007	2006	2005	2004

Statement of Operations Data:
Revenues:
Products	$28,301	$31,023	$29,966	$30,263	$22,802
Service and support	19,453	15,030	11,032	10,056	8,174

Total revenues	47,754	46,053	40,998	40,319	30,976
Cost of revenues:
Products	2,178	1,680	1,638	2,018	1,775
Service and support	9,721	8,539	7,897	5,637	4,981

Total cost of revenues	11,899	10,219	9,535	7,655	6,756

Gross profit	35,855	35,834	31,463	32,664	24,220
Operating expenses:
Sales and marketing	23,587	24,868	21,073	17,619	16,087
Research and development	7,016	4,500	4,129	3,896	3,555
General and administrative	7,883	7,660	6,643	5,841	5,313

Total operating expenses	38,486	37,028	31,845	27,356	24,955

Operating income (loss)	(2,631)	(1,194)	(382)	5,308	(735)

Other income from related party	150	247	150	50	99

Interest income (expense), net	414	1,019	643	421	(100)

Net income (loss) before income tax	(2,067)	72	411	5,779	(736)
Income tax provision (benefit)	1,248	(1,082)	203	182	(43)

Net income (loss)	$(3,315)	$1,154	$208	$5,597	$(693)

Basic net income (loss) per share	$(0.19)	$0.07	$0.01	$0.33	$(0.04)

Shares used in computing basic net income (loss) per share	17,488	17,161	16,846	16,715	16,408

Diluted net income (loss) per share	$(0.19)	$0.06	$0.01	$0.31	$(0.04)

Shares used in computing diluted net income (loss) per share	17,488	18,297	17,740	18,023	16,408

Balance Sheet Data:

Cash and cash equivalents	$7,550	$21,179	$16,364	$9,022	$10,281
Short-term investments	—	—	—	3,043	—
Working capital	(3,551)	7,862	3,951	2,842	(3,986)
Total assets	30,260	33,803	26,283	18,734	22,958
Stockholders’ equity (deficit) (1)	5,045	5,820	1,017	(1,835)	(8,111)

(1)	We have paid no cash dividends since our inception.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview

We develop and distribute software that accelerates learning by improving the processing efficiency of the brain. Based on more than 30 years of neuroscience and cognitive research, our family of products improves brain fitness with technology-based exercises that build the cognitive skills required to read and learn effectively. Extensive outcomes research by independent researchers, our founding scientists, school districts and our company demonstrates the rapid and lasting gains achieved through participation in our products. Our products are marketed primarily to K-12 schools in the US, to whom we sell through a direct sales force. To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support. Since our inception, learners have used our products over 1.5 million times and approximately 5,800 schools have purchased at least $10,000 of our product licenses and services. As of December 31, 2008 we had 223 full-time equivalent employees, compared to 215 at December 31, 2007.

On January 7, 2008, we completed the acquisition of substantially all of the assets of Soliloquy Learning, including the Reading Assistant product, for $10.7 million in cash. The Scientific Learning Reading Assistant combines advanced speech recognition technology with scientifically-based courseware to help students strengthen fluency, vocabulary and comprehension to become proficient life-long readers.

In January 2009 we announced a 14% reduction in our workforce during the first quarter of 2009.

Business Highlights

We market our Fast ForWord and Reading Assistant products primarily as a reading intervention solution for struggling special education students and English Language Learners. According to the U.S. Department of Education, in 2007, 33% of fourth graders in the United States had “below basic” reading scores and 67% were not proficient in reading, and between 1992 and 2007 there was only a modest improvement in the proportion of fourth graders performing at the “below basic” level. While our installed base is growing, the approximately 5,800 schools that have purchased at least $10,000 of our product licenses and services represent a small fraction of the approximately 115,000 K-12 schools in the US.

Federal education funds are a critical resource in helping school districts address the needs of the most challenged learners. We believe that a significant proportion of our sales are funded by federal sources, particularly Title One and IDEA (special education) grants. With the passage of ARRA, the recent stimulus bill, together these two federal sources are projected to increase from $24.9 billion in the 2008 – 2009 school year to $37 billion in the 2009 – 2010 school year. . However, states continue to forecast shortfalls in their taxation revenues for fiscal 2009 because of the current recession; at least 43 states are facing budget shortfalls for this and/or next fiscal year.

Sales of our products are included in the supplemental education materials segment of the overall education materials market. Simba Information’s Publishing for the PreK-12 Market 2008 – 2009 (April 2008) estimated or projected that:

➢	The total market for K-12 instructional materials would be $9.36 billion in 2008.

➢	The supplemental materials segment of that market was $4.27 billion in 2007.

➢	The technology based electronic courseware segment of the supplemental materials market would be $928 million in 2008.

Company Highlights

For the year ended December 31, 2008, our total revenue increased by 4% compared to 2007. Product revenue declined by 9% while service and support revenue increased by 29%, primarily due to a higher number of schools on support, more services delivered, higher revenue for the Reading Progress Indicator and OEM revenue from the operations we purchased in our acquisition of Soliloquy in January 2008.

Deferred revenue, which represents revenue to be recognized in future periods, was $20 million on December 31, 2008 compared to $23 million on December 31, 2007.

For the year ended December 31, 2008, our total booked sales decreased by 10% from 2007. (Booked sales is a non-GAAP financial measure. For more explanation on booked sales, see Revenue below). The decrease in booked sales is mainly because one large transaction for approximately $7.4 million was booked in 2007 and no similar-sized transaction was booked in 2008.

In the year ended December 31, 2008, revenue and booked sales from Reading Assistant were a relatively minor part of our business. During this period, revenue and booked sales from separately identifiable Reading Assistant product and service offerings were less than 10% of the overall totals.

For the year ended December 31, 2008, gross profit was $35.9 million compared to $35.8 million in 2007. A shift in revenue mix and additional costs arising from the Soliloquy acquisition negatively impacted product margins, but this was fully offset by continued improvements in our service and support margins.

Operating expenses increased by $1.5 million or 4% for the year ended December 31, 2008. Research and development expenses increased by $2.5 million or 56%, mostly due to increased development personnel costs stemming from the Soliloquy acquisition. These increases were partially offset by a decrease in sales and marketing expenses of $1.3 million or 5%, due to lower commission payments and a focus on reducing sales-related costs.

We reported a net loss of $3.3 million in 2008, compared to net income of $1.2 million in 2007. The 2008 net loss was primarily due to the operating loss of $2.6 million, together with income tax expense of $1.2 million mainly arising from the recording of a deferred tax asset valuation allowance. The 2007 net income was primarily due to an income tax benefit of approximately $1.2 million arising from the reduction of a portion of our deferred taxation valuation allowance.

We ended 2008 with $7.6 million in cash and cash equivalents, and had no outstanding debt. We did not use our credit line during 2008. Net cash used in operating activities during 2008 was $3.7 million.

Results of Operations

Revenues

	Year Ended December 31,

(dollars in thousands)	2008	Change	2007	Change	2006

Products	$28,301	-9%	$31,023	4%	$29,966
Service and support	19,453	29%	15,030	36%	11,032

Total revenues	$47,754	4%	$46,053	12%	$40,998

2008 revenue compared to 2007: Product revenues decreased by 9% in 2008 compared to 2007. The decrease was mainly because one large transaction for approximately $7.4 million was booked in 2007 and no similarly-sized transaction was booked in 2008. This transaction included approximately $3.2 million of product revenue that was recognized during 2007. Our largest transaction in 2008 was for approximately $2.2 million, including approximately $300,000 of product revenue that was recognized in 2008.

Our service and support revenue increased by 29% in 2008 compared to 2007 due to a higher number of schools on support, more services delivered, higher revenue for the Reading Progress Indicator and OEM revenue from the operations we purchased in our acquisition of Soliloquy in January 2008. At December 31, 2008 we had approximately 15% more schools on support than at December 31, 2007.

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

Our service and support revenue increased significantly in 2007 compared to 2006 due to more services delivered and a higher number of schools on support. At December 31, 2007 we had approximately 32% more schools on support than at December 31, 2006. The increase in schools on support was mainly due to our success in selling renewals to our growing installed base.

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

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the twelve months ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
(dollars in thousands)	2008	Change	2007	Change	2006

Booked sales	$45,084	(10%)	$49,849	16%	$43,154
Less revenue	47,754	4%	46,053	12%	40,998
Other adjustments	(333)		—		—

Net increase/(decrease) in deferred revenue	(3,003)		3,796		2,156

Total deferred revenue end of period	$19,952	(13%)	$22,955	20%	$19,159

Booked sales in the K-12 sector decreased by 12% to $39.9 million for 2008 compared to 2007. Booked sales in the K-12 sector were $40.2 million in 2006. As previously noted, one large transaction for approximately $7.4 million was booked in 2007, whereas the largest transaction booked in 2008 was for approximately $2.2 million.

Booked sales to the K-12 sector in 2008 represented 89% of total booked sales, compared to 91% in 2007 and 93% in 2006. Booked sales to non-school customers increased by 21% for 2008 as a result of an increase in our international sales and the OEM business that we acquired as a result of the Soliloquy acquisition in January 2008.

We believe large booked sales are an important indicator of mainstream education industry acceptance and an important factor in reaching our goal of increasing sales force productivity. In 2008 we continued to focus our sales force on multi-site sales, and we closed 82 transactions in excess of $100,000 compared to 90 in 2007 and 102 in 2006. For the year ended December 31, 2008, 59% of our K-12 booked sales were realized from sales over $100,000. For the comparable periods ending December 31, 2007 and 2006, large booked sales accounted for 69% and 67% of booked sales respectively.

Booked sales outside the K-12 market (primarily to the corrections market, private practice clinicians and international customers) increased by 21% in 2008 compared with 2007, and 40% in 2007 compared to 2006. International sales increased by 34% in 2008 compared to 2007 and 62% in 2007 compared to 2006.

Although federal, state and local budget pressures and the current recession make for an uncertain funding environment for our customers, we are optimistic about our growth prospects in the K-12 market. However, achieving our booked sales growth objectives will depend on increasing customer acceptance of our products, which requires us to continue to focus on improving our products’ ease of use, their fit with school requirements, and our connection with classroom teachers and administrators. Our K-12 growth prospects are also influenced by factors outside our control including the overall level, certainty and allocation of state, local and federal funding. For a discussion of some of the other important factors that affect our results, see Risk Factors. In addition, the revenue recognized from our booked sales can be unpredictable. Our various license and service packages have substantially differing revenue recognition periods, and it is often difficult to predict which license package a customer will purchase, even when the amount and timing of a sale can be reasonably projected. See Management’s Discussion and Analysis – Application of Critical Accounting Policies for a discussion of our revenue recognition policy. In addition, the timing of a single large order or its implementation can significantly impact the level of booked sales and revenue at any given time.

Gross Profit and Cost of Revenues

	Year Ended December 31,
(dollars in thousands)	2008	2007	2006

Gross profit on products	$26,123	$29,343	$28,328
Gross profit margin on products	92%	95%	95%
Gross profit on service and support	9,732	6,491	3,135
Gross profit margin on services and support	50%	43%	28%

Total gross profit	$35,855	$35,834	$31,463
Total gross profit margin	75%	78%	77%

The overall gross profit margin decreased in 2008 compared to the prior year due to a shift in revenue mix. Higher margin product revenues made up 59% of total revenues in 2008 compared to 67% in 2007. Product margins declined in 2008, mainly due to the impact of the amortization expense arising from the intangible assets acquired from Soliloquy and product costs associated with Reading Assistant. Service and support gross margins improved because a larger proportion of these revenues arose from support and Progress Tracker, which have higher margins than training and implementation services.

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

Operating Expenses

	Year Ended December 31,
(dollars in thousands)	2008	Change	2007	Change	2006

Sales and marketing	$23,587	-5%	$24,868	18%	$21,073
Research and development	7,016	56%	4,500	9%	4,129
General and administrative	7,883	3%	7,660	15%	6,643

Total operating expenses	$38,486	4%	$37,028	16%	$31,845

Sales and Marketing: Sales and marketing expenses consist principally of salaries and incentive compensation paid to employees engaged in sales and marketing activities, travel costs, tradeshows, conferences, and marketing and promotional materials. The decrease in sales and marketing expenses in 2008 compared to 2007 is primarily due to lower incentive compensation and consulting costs, partially offset by higher salary and benefit costs resulting mainly from severance payments. The increase in sales and marketing costs in 2007 compared to 2006 was mostly due to higher employee costs, as headcount increased by 11% year over year, and also to higher spending on marketing initiatives such as trade shows and the use of marketing consultants, partially offset by reduced incentive compensation costs. At December 31, 2008, we had 50 field-based quota-bearing sales personnel selling to public schools, compared to 51 and 44 at December 31, 2007 and 2006, respectively. As a result of our restructuring initiative, in January 2009 we reduced the number of quota-bearing personnel by eight.

Research and Development: Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs. Research and development expenses increased by 56% in 2008 compared to 2007, mostly due to increased development personnel costs stemming from the Soliloquy acquisition. The increased costs for 2007 compared to 2006 were primarily due to higher outsourced development costs.

General and Administrative: General and administrative expenses principally consist of salaries and compensation paid to our executives, accounting staff and other support personnel, as well as travel expenses for these employees, and outside legal and accounting fees. General and administrative expenses increased by 3% in 2008 compared to

2007. The increase in 2008 is mostly caused by higher bad debt expense of $533,000 and severance costs of $266,000, partially offset by lower legal expenses, which decreased by $365,000. The increase in 2007 expenses compared to 2006 is mostly due to the legal, accounting, printing and travel costs of approximately $688,000 related to our secondary stock offering. Stock compensation expense was also higher in 2007 than in 2006. These costs were partially offset by lower expenses for management incentive compensation.

Other Income from Related Party

In September 2003, we signed an agreement with Posit Science Corporation (“PSC”), transferring our patented technology to PSC for use in the healthcare field. During the twelve months ended December 31, 2008, 2007 and 2006 we recorded $150,000, $247, 000, and $150,000 respectively, for royalties received and services provided to PSC. Amounts received to date have been reported as other income as we did not consider these royalties to be part of our recurring operations.

Interest and Other Income

	Year Ended December 31,
(dollars in thousands)	2008	Change	2007	Change	2006

Interest on invested cash	$110	-84%	$680	38%	$494
Reclassification of service revenue	288	-13%	332	132%	143
Miscellaneous	16	129%	7	17%	6

Interest and other income	$414	-59%	$1,019	58%	$643

In 2008, interest and other income consisted primarily of interest earned on our invested cash of $110,000 and a reclassification of $288,000 of service and support revenue relating to two customers for whom we are no longer performing services. In 2007, interest and other income consisted primarily of interest earned on our invested cash of $680,000 and a reclassification of $332,000 of service and support revenue relating to the same two customers. For 2006, interest and other income consisted primarily of interest earned of $494,000 and a reclassification of $143,000 of service and support revenue relating to the same two customers.

Income Tax Provision (Benefit)

During 2008, we recorded an income tax expense of $1.2 million. This expense primarily consisted of a $1.2 million increase in the valuation allowance against our deferred tax assets. This valuation allowance increase was the result of reestablishing a valuation allowance previously released in 2007. After considering all available positive and negative evidence, including our past operating results and our forecast of future taxable income, we concluded that we could no longer support a deferred tax asset. We intend to maintain the valuation allowance until sufficient positive evidence exists to support the realizability of the deferred tax assets.

As of December 31, 2008, we have U.S. federal and state net operating loss carryforwards of approximately $59.9 million and $43.3 million, respectively. The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2018 through 2027 if not utilized. State net operating loss carryforwards will expire at various dates beginning in 2012 through 2017.

As of December 31, 2008, we have U.S. federal and state tax credit carryforwards of approximately $1.5 million and $1.2 million, respectively. The federal credit will expire at various dates beginning in 2011 through 2027, if not utilized. California state research and development credits can be carried forward indefinitely.

A significant portion of the net operating loss carryforwards and credit carryforwards reflected above are limited annually when utilized due to an ownership change as defined by IRC Section 382. A minimal portion of tax credit carryforwards that would have expired because of the limitation has been written off.

Liquidity and Capital Resources

Our cash and cash equivalents and short-term investments were $7.6 million at December 31, 2008, compared to $21.2 million at December 31, 2007 and $16.4 million at December 31, 2006. At December 31, 2008 there were no borrowings outstanding under our credit line. During 2008 we expended $10.1 million of our cash for the acquisition of the assets of Soliloquy Learning.

We expect that during at least the next twelve months our cash flow from operations together with our current cash balances will be our primary source of liquidity and will be sufficient to provide the necessary funds for our operations and capital expenditures. Historically, we have used cash in our operations during the first half of the year and built cash in the second half. This pattern results largely from our seasonally low sales in the first calendar quarter, which reflects our industry pattern, and the time needed to collect on sales made towards the end of the second quarter. We expect that this pattern will continue, and that we will use cash in operations during the first half of 2009. However, we expect that our current cash balances together with the borrowing capacity under our credit line, will be sufficient to fund our operating requirements during the first half of fiscal 2009. Accomplishing this, however, will require us to meet specific booked sales targets in the K-12 market. We cannot assure you that we will meet our targets with respect to booked sales, revenues, expenses or operating results.

On January 30, 2009 we amended our existing revolving line of credit agreement with Comerica Bank. The maximum that can be borrowed under the agreement is $5.0 million. The line expires on December 31, 2009. Borrowing under the line of credit bears interest at a “daily adjusting LIBOR rate”. Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and, as amended, financial covenants requiring us to maintain a minimum adjusted quick ratio of 1.15 and net worth not less than negative $2 million. The agreement includes a letter of credit sublimit not to exceed $1.0 million. At December 31, 2008, we have an outstanding letter of credit for $206,000. There were no borrowings outstanding on the line of credit at December 31, 2008 and we were in compliance with all our covenants. In February 2009 we borrowed $2.5 million from the line of credit.

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

Net cash used in operations in 2008 was $3.7 million, compared to cash provided by operations of $6.1 million in 2007 and $4.3 million in 2006. The majority of the fluctuation in operating cash is attributable to the pattern of our receivable collections, which is dependent on the level of booked sales and the terms that we offer to our customers. We collected $42.4 million of receivables in 2008, compared to $51.7 million in 2007, and $40.3 million in 2006.

Net cash used in investing activities in 2008 was $10.4 million, of which $10.1 million relates to the acquisition of Soliloquy Learning assets. Net cash used in investing activities in 2007 was $2.4 million, consisting of net purchases of property and equipment of $1.1 million, a loan to JTT Holdings of $1.0 million in connection with the 2008 acquisition of Soliloquy, and deferred acquisition costs incurred of $319,000.

During the year ended December 31, 2006, we purchased an enterprise-wide customer relationship management system. As of December 31, 2008 and 2007, a net book value of $1.2 million and $1.4 million, respectively, related to the purchase and subsequent implementation of this system was included in property and equipment. These costs will be depreciated over the initial estimated useful life of five years.

Net cash generated by investing activities in 2006 was $2.4 million, consisting of the maturity of short-term investments of $3.0 million and officer loan repayments of $0.2 million, partially offset by property and equipment purchases of $0.8 million.

Net cash generated by financing activities in 2008, 2007 and 2006 was $0.5 million, $1.2 million, and $0.6 million, respectively. Net cash generated by financing activities in all three years resulted from proceeds from the exercise of stock options and through purchases of stock through the employee stock purchase plan. There was no borrowing on our credit line in 2008 or 2007.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations and Commitments

We have a non-cancelable lease agreement for our corporate office facilities. The minimum lease payment was approximately $78,000 per month through 2008. From 2009 through the end of the lease, the base lease payment increases at a compound annual rate of approximately 5%. The lease expires in December 2013. We also have a lease agreement for our Tucson, Arizona office through May 2013 at an average rent of approximately $11,000 per month. In early 2008, we entered into a new lease for our Reading Assistant operations in Waltham, Massachusetts for approximately 6,000 square feet at an average monthly rent of approximately $12,000 that expires in September 2011.

We also make royalty payments to the institutions who participated in the original research that produced our initial products. Our minimum royalty payments are $150,000 per year.

The following table summarizes our obligations at December 31, 2008 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

(dollars in thousands)	2009	2010	2011	2012	2013 and thereafter	Total

Contractual Obligations:
Operating lease obligations	$1,255	$1,306	$1,323	$1,274	$1,242	$6,400
Purchase obligations	150	150	150	150	300	$900

Total	$1,405	$1,456	$1,473	$1,424	$1,542	$7,300

Our purchase order commitments at December 31, 2008 are not material.

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

Revenue Recognition

We derive revenue from the sale of licenses to our software and from service and support fees. Software license revenue is recognized in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 (SOP 97-2). SOP 97-2 provides specific industry guidance and four basic criteria, which must be met to recognize revenue. These are: 1) persuasive evidence of an arrangement exists; 2) delivery of the product has occurred; 3) a fixed or determinable fee; and 4) the probability that the fee will be collected. The application of SOP 97-2 requires us to exercise significant judgment related to our specific transactions and transaction types. In cases where we grant extended payment terms to school customers, we determine if the fixed or determinable fee criterion is met by reference to the customer’s specific funding sources, especially where the payment terms extend into the customer’s next fiscal year. If we determine that the fixed or determinable fee criterion is not met at the inception of the arrangement, we defer revenue recognition until the payments become due.

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

If an arrangement includes services that are essential to the functionality of the software, we recognize the fees for the software license and the services using the percentage of completion method in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production-Type Contracts” (“SOP 81-1”). We estimate the percentage of completion on contracts utilizing hours incurred to date as a percentage of the total estimated hours to complete the project. The percentage of completion method of accounting involves an estimation process and is subject to risks and uncertainties inherent in projecting future events. A number of internal and external factors can affect our estimates, including the nature of the services being performed, the complexity of the customer’s information technology environment and the utilization and efficiency of our professional services employees. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

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

During 2008, we recorded an income tax expense of $1.2 million. This expense primarily consisted of a $1.2 million increase in the valuation allowance against our deferred tax assets. This valuation allowance increase was the result of reestablishing a valuation allowance previously released in 2007. After considering all available positive and negative evidence, including our past operating results and our forecast of future taxable income, we concluded that we could no longer support a deferred tax asset. We intend to maintain the valuation allowance until sufficient positive evidence exists to support the realizability of the deferred tax assets.

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

The estimated expected stock price volatility decreased from 80% in 2006 to 49% in 2007 and increased again to 55% in 2008. Our expected stock price volatility is based upon our historical experience over the expected life of the options.

In the fourth quarter of 2008 we changed our estimate of the forfeiture rate from 3.5% to 6.2%, based on our experience of actual forfeiture rates. Stock compensation expense may be adjusted in the future if actual forfeiture rates differ significantly from our current estimates.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the rate of interest that we earn on our cash and cash equivalents. We did not hold any marketable debt securities at December 31, 2008. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at December 31, 2008 would not have a material affect on our results of operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Scientific Learning Corporation

          We have audited the accompanying balance sheets of Scientific Learning Corporation as of December 31, 2008 and 2007 and the related statements of operations, stockholders equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scientific Learning Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

          As discussed in Notes 1 and 10 to the financial statements, Scientific Learning Corporation changed its method of accounting for uncertain tax positions as of January 1, 2007.

/s/ ERNST & YOUNG LLP

San Francisco, California
March 5, 2009

Scientific Learning Corporation
Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2008	December 31, 2007

Assets
Current assets:
Cash and cash equivalents	$7,550	$21,179
Accounts receivable, net of allowance for doubtful accounts of $296 and $96 at December 31, 2008 and 2007, respectively	7,717	6,155
Deferred income taxes	—	1,191
Prepaid expenses and other current assets	1,341	1,291

Total current assets	16,608	29,816

Property and equipment, net	1,552	1,742
Loan to JTT Holdings	—	1,000
Deferred acquisition costs	—	319
Goodwill	4,568	—
Other intangible assets, net	6,424	—
Other assets	1,108	926

Total assets	$30,260	$33,803

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$674	$716
Accrued liabilities	3,964	3,859
Deferred revenue	15,521	17,379

Total current liabilities	20,159	21,954
Deferred revenue, long-term	4,431	5,576
Other liabilities	625	453

Total liabilities	25,215	27,983

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued or outstanding		—
Common stock, $0.01 par value; 40,000,000 authorized, 17,675, 560 and 17,315,886 shares issued and outstanding at December 31, 2008 and 2007, respectively, and additional paid-in capital	85,098	82,558
Accumulated deficit	(80,053)	(76,738)

Total stockholders’ equity	5,045	5,820

Total liabilities and stockholders’ equity	$30,260	$33,803

See accompanying notes.

Scientific Learning Corporation
Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,

	2008	2007	2006

Revenues:
Products	$28,301	$31,023	$29,966
Service and support	19,453	15,030	11,032

Total revenues	47,754	46,053	40,998

Cost of revenues:
Cost of products	2,178	1,680	1,638
Cost of service and support	9,721	8,539	7,897

Total cost of revenues	11,899	10,219	9,535

Gross profit	35,855	35,834	31,463

Operating expenses:
Sales and marketing	23,587	24,868	21,073
Research and development	7,016	4,500	4,129
General and administrative	7,883	7,660	6,643

Total operating expenses	38,486	37,028	31,845

Operating loss	(2,631)	(1,194)	(382)

Other income from related party	150	247	150
Interest and other income (expense), net	414	1,019	643

Income (loss) before income tax	(2,067)	72	411
Income tax provision (benefit)	1,248	(1,082)	203

Net income (loss)	$(3,315)	$1,154	$208

Basic net income (loss) per share:	$(0.19)	$0.07	$0.01

Shares used in computing basic net income (loss) per share	17,488	17,161	16,846

Diluted net income (loss) per share:	$(0.19)	$0.06	$0.01

Shares used in computing diluted net income (loss) per share	17,488	18,297	17,740

See accompanying notes.

Scientific Learning Corporation
Statements of Cash Flows
(In thousands)

	Year Ended December 31,

	2008	2007	2006

Operating Activities:
Net income (loss)	$(3,315)	$1,154	$208
Amounts to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,266	313	479
Stock-based compensation	1,997	2,463	2,126
Increase (decrease) in deferred tax asset valuation allowance	1,191	(1,191)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,293)	943	(3,579)
Prepaid expenses and other current assets	(29)	(320)	341
Other assets	(399)	(17)	33
Accounts payable	(317)	109	393
Accrued liabilities	(5)	(1,230)	2,123
Deferred revenue	(3,003)	3,796	2,156
Other liabilities	172	42	25

Net cash provided by (used in) operating activities	(3,735)	6,062	4,305

Investing Activities:
Purchases of property and equipment, net	(304)	(1,114)	(821)
Purchase of Soliloquy	(10,133)	—	—
Loan to JTT Holdings	—	(1,000)	—
Deferred acquisition costs	—	(319)	—
Maturity of short-term investments	—	—	3,043
Repayment on officer loans and accrued interest	—	—	213

Net cash provided by (used in) investing activities	(10,437)	(2,433)	2,435

Financing Activities:
Proceeds from issuance of common stock, net	543	1,186	602

Net cash provided by financing activities	543	1,186	602

Increase (decrease) in cash and cash equivalents	(13,629)	4,815	7,342

Cash and cash equivalents at beginning of period	21,179	16,364	9,022

Cash and cash equivalents at end of period	$7,550	$21,179	$16,364

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$66	$292	$65

Supplemental disclosure of noncash financing activities:
Common stock surrendered in connection with repayment of officer loans	—	—	$84

See accompanying notes

Scientific Learning Corporation
Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

	Common Stock and Additional Paid-In Capital
			Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount

Balance at December 31, 2005	16,799,058	$76,265	$(78,100)	$(1,835)
Issuance of common stock under stock option plan	86,422	254	—	254
Issuance of common stock under employee stock purchase plan	84,555	348	—	348
Stock-based compensation	—	2,052	—	2,052
Stock issued in exchange for services	17,079	74	—	74
Stock surrendered	(14,781)	(84)	—	(84)
Net income and comprehensive income	—	—	208	208

Balance at December 31, 2006	16,972,333	78,909	(77,892)	1,017
Issuance of common stock under stock option plan	182,375	822	—	822
Issuance of common stock under employee stock purchase plan	81,791	364	—	364
Stock-based compensation	—	2,463	—	2,463
Vesting of restricted stock units	79,387	—	—	—
Net income and comprehensive income			1,154	1,154

Balance at December 31, 2007	17,315,886	82,558	(76,738)	5,820
Issuance of common stock under stock option plan	124,765	395		395
Issuance of common stock under employee stock purchase plan	79,406	148		148
Stock-based compensation	—	1,997		1,997
Vesting of restricted stock units	155,503	—		—
Net income and comprehensive income	—	—	(3,315)	(3,315)

Balance at December 31, 2008	17,675,560	$85,098	$(80,053)	$5,045

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

Our current operating assumptions and projections reflect management’s best estimate of future revenue, operating expenses, and capital commitments, and indicate that our current sources of liquidity, including the bank line of credit, should be sufficient to fund operations through at least January 1, 2010.

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

Revenue Recognition

We derive revenue from the sale of licenses to our software and from service and support fees. Software license revenue is recognized in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 (SOP 97-2). SOP 97-2 provides specific industry guidance and four basic criteria, which must be met to recognize revenue. These are: 1) persuasive evidence of an arrangement exists; 2) delivery of the product has occurred; 3) a fixed or determinable fee; and 4) the probability that the fee will be collected. The application of SOP 97-2 requires us to exercise significant judgment related to our specific transactions and transaction types. In cases where we grant extended payment terms to school customers, we determine if the fixed or determinable fee criterion is met by reference to the customer’s specific funding sources, especially where the payment terms extend into the customer’s next fiscal year. If we determine that the fixed or determinable fee criterion is not met at the inception of the arrangement, we defer revenue recognition until the payments become due.

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

Notes to Financial Statements

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

If an arrangement includes services that are essential to the functionality of the software, we recognize the fees for the software license and the services using the percentage of completion method in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production-Type Contracts” (“SOP 81-1”). We estimate the percentage of completion on contracts utilizing hours incurred to date as a percentage of the total estimated hours to complete the project. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which primarily consist of cash on deposit with banks and money market funds, are stated at cost, which approximates fair value. Our cash and cash equivalents consisted of the following (in thousands):

	December 31,

	2008	2007

Cash on deposit	$6,753	$336
Money market funds	797	20,843

	$7,550	$21,179

Accounts Receivable

We conduct business primarily with public school districts and speech and language professionals in the United States. We maintain an allowance for doubtful accounts for estimated losses due to the inability of customers to make payments. We adjust this allowance periodically based on our historical experience of bad debt write offs.

Notes to Financial Statements

1. Summary of Significant Accounting Policies (continued)

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

An allowance for doubtful accounts is determined with respect to those accounts that we have determined to be doubtful of collection. At December 31, 2008 and 2007 two different customers accounted for more than 10% of our accounts receivable. One customer accounted for more than 10% of our revenue in fiscal 2007. No customers accounted for more than 10% of our revenue in fiscal 2008 or 2006.

We have no off-balance sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other hedging arrangements.

Our concentration of royalty arrangements potentially exposes us to risk. The patents and applications that we license are owned by the Regents of the University of California, and Rutgers, the State University of New Jersey, and relate to the basic speech and sound modification and adaptive technology developed at those institutions. In 2008, approximately 61% of our product booked sales was derived from selling products that use the licensed inventions.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Software and Web Site Development Costs

We account for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. In 2008, 2007 and 2006 costs incurred subsequent to the establishment of technological feasibility for new projects were not significant, and were charged to research and development expense. Software costs are amortized to cost of product revenues over the estimated useful life of the software, which is three years. Amortization was zero, zero, and $130,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Notes to Financial Statements

1. Summary of Significant Accounting Policies (continued)

Costs related to internally developed software and software purchased for internal use are capitalized in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” During the year ended December 31, 2006, we purchased an enterprise-wide, customer relationship management system. As of December 31, 2008, a net book value of $1.2 million related to the purchase and subsequent implementation of this system was included in property and equipment. These costs are being depreciated over the estimated useful life of five years.

In accordance with Emerging Issues Task Force (“EITF”) 00-2, “Accounting for Web Site Development Costs,” we capitalize certain web development costs. For the year ended December 31, 2008 we capitalized approximately $51,000 in web site development costs under EITF 00-2. We will amortize these costs over a period corresponding to the estimated life of the related products when the web site is ready for use.

Goodwill

We recorded goodwill and purchased intangible assets when we acquired the assets of Soliloquy. The cost of the acquisition was allocated to the assets and liabilities acquired, including purchased intangible assets, and the remaining amount was classified as goodwill. Goodwill arising from purchase transactions is not amortized to expense, but rather periodically assessed for impairment. The allocation of the acquisition cost to purchased intangible assets and goodwill, therefore, has a significant impact on our operating results. The allocation process involves an extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets.

We follow SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill be tested annually for impairment or more frequently if events and circumstances warrant. This impairment testing involves a two-step process as follows:

Step 1 — We have determined that we have one reporting unit and compare the fair value of the reporting unit to its carrying value, including goodwill. If the reporting unit’s carrying value, including goodwill, exceeds the unit’s fair value, we move on to Step 2. If the unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step 2 — We perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This allocation derives an implied fair value for the reporting unit’s goodwill. We then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge shall be recognized for the excess.

Based on the annual impairment tests performed in the fourth quarter of 2008, we determined that the carrying value of our recorded goodwill had not been impaired and no impairment charge was recorded. We will continue to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired. Conditions that indicate that goodwill may be impaired include our market capitalization declining below net book value or a sustained decline in our stock price. A significant impairment could have a material adverse effect on the Company’s consolidated financial position and results of operations.

Long-Lived Assets

We account for the impairment and disposal of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. We had no impairment charges for the years ended December 31, 2008, 2007 or 2006.

Notes to Financial Statements

1. Summary of Significant Accounting Policies (continued)

Certain purchased intangible assets such as purchased technology and customer lists are amortized to cost of revenues and operating expense over time, while in-process research and development is recorded as a one-time charge on the acquisition date. The allocation of the acquisition cost to purchased intangible assets, therefore, has a significant impact on our operating results.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense was $80,000, $2,000 and $26,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The following table sets forth the computation of net income per hare (in thousands, except per share data):

	Year Ended December 31,

	2008	2007	2006

Net income (loss)	$(3,315)	$1,154	$208

Weighted average shares used in calculation of basic net income (loss) per share	17,488	17,161	16,846
Effect of dilutive securities:
Employee stock options and awards	—	1,136	894

Weighted-average diluted common shares	17,488	18,297	17,740

Basic net income (loss) per share	$(0.19)	$0.07	$0.01

Diluted net income (loss) per share	$(0.19)	$0.06	$0.01

For the years ended December 31, 2008, 2007, and 2006, respectively, 3,150,180, 923,621, and 1,393,649 options were excluded from the calculation of diluted net income per share because their effect is anti-dilutive.

Notes to Financial Statements

1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

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

The adoption of this statement did not have a material impact on our results of operations and financial condition. Level 1 financial assets measured at fair value on a recurring basis consist of money market funds (cash equivalents) of approximately $6.8 million as of December 31, 2008. We have no Level 2 or Level 3 financial assets measured at fair value on a recurring basis as of December 31, 2008.

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

In April 2008 the FASB issued FASB Staff Position (FSP) SFAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” This new staff position is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations.” FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. We do not believe that the adoption of SFAS 142-3 will have a material impact on our financial condition and results of operations.

Notes to Financial Statements

2. Soliloquy Acquisition

On December 18, 2007 we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with JTT Holdings Inc. d/b/a Soliloquy Learning (“JTT”), pursuant to which we agreed to acquire from JTT the Soliloquy Reading Assistant product line and substantially all of the other assets of the Soliloquy Learning business, based in Waltham, Massachusetts, for cash consideration. In addition, we assumed certain specified liabilities associated with the Soliloquy business pursuant to the Purchase Agreement. The acquisition was completed on January 7, 2008. The acquisition of the Reading Assistant product line broadened our brain-based solutions and gave our direct sales organization increased access to the mainstream reading market.

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

Notes to Condensed Financial Statements

2. Soliloquy Acquisition (continued)

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

The gross carrying amounts of intangible assets and the amortization expense for 2008 are as follows (in thousands):

	Gross carrying amount	2008 amortization expense	Net

Core technology	$5,800	$484	$5,316
OEM contracts	560	136	424
Customer list	220	58	162
Non compete agreement	610	88	522

	$7,190	$766	$6,424

The aggregate estimated annual intangible amortization expense is as follows (in thousands):

Fiscal year	Amortization

2009	$948
2010	1,057
2011	1,009
2012	979
2013	741
2014 and thereafter	1,690

$6,424

Pro forma results

The unaudited pro forma financial information below presents the combined results of operations of Scientific Learning and Soliloquy Learning for the years ended December 31, 2007 and 2006 as if the acquisition had occurred on January 1, 2006. The information was derived from Scientific Learning’s and Soliloquy Learning’s audited financial statements for the years ended December 31, 2007 and 2006. The unaudited pro forma financial information is not necessarily indicative of the combined results of operations or financial position that might have been achieved for the periods or dates indicated, nor is it necessarily indicative of the future results of the combined company.

	Unaudited Pro Forma Financial Information: Year Ended December 31,
	2007	2006
Total revenue	$47,932	$42,293
Net loss	$(2,228)	$(3,132)
Basic/Diluted net loss per share	$(0.13)	$(0.19)

Notes to Condensed Financial Statements

3. Stock-Based Compensation

Stock-Based Compensation Plans

On December 31, 2008, we had four active share-based compensation plans, which are described below.

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

Eligible employees may purchase common stock at 85% of the lesser of the fair market value of our common stock on the first day of the applicable one-year offering period or the last day of the applicable six-month purchase period. At December 31, 2008, 421,127 shares were available for issuance under this plan.

SFAS No. 123R

SFAS No. 123R requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS 123 for periods prior to January 1, 2006, we accounted for forfeitures as they occurred. In the fourth quarter of 2007 we changed our estimate of the forfeiture rate from 11% to 3.5%, based on our experience of actual forfeiture rates. This resulted in incremental stock compensation expense of approximately $316,000 in the fourth quarter of fiscal 2007. In the fourth quarter of fiscal 2008 we further revised our estimate of the forfeiture rate to 6.2%, resulting in a reduction in expense of approximately $36,000.

Notes to Financial Statements

3. Stock-Based Compensation (continued)

Compensation Cost

The following table summarizes the impact of share-based compensation resulting from the application of SFAS 123R in the years ended December 31, 2008, 2007 and 2006 (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007	2006

Cost of service and support revenues	$200	$216	$193
Sales and marketing	685	892	738
Research and development	434	390	314
General and administrative	678	965	881

Total stock-based compensation expense	$1,997	$2,463	$2,126

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

The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year Ended December 31,

	2008	2007	2006

Expected life (in years)	5.1	4.0	4.0
Risk-free interest rate	2.0%	4.9%	5.1%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	55%	49%	80%

Notes to Financial Statements

3. Stock-Based Compensation (continued)

Summary of Stock Options

The following table summarizes all stock option activity under our share-based compensation plans for the year ended December 31, 2008:

	Outstanding Options

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2007	3,283,531	$4.33
Granted	110,000	$2.37
Exercised	(124,765)	$2.52
Forfeited	(118,586)	$6.32

Outstanding at December 31, 2008	3,150,180	$4.25	3.53	$706,384

Vested and expected to vest at December 31, 2008	3,125,547	$4.25	3.50	$706,210

Exercisable at December 31, 2008	2,863,547	$4.16	3.26	$704,983

The aggregate intrinsic value of options outstanding at December 31, 2008 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 1,486,282 shares that had exercise prices that were lower than the $1.96 market price of our common stock at December 31, 2008 (“in the money options”). The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $149,000, $416,000 and $151,000, respectively. The fair value of options vested during the years ended December 31, 2008, 2007 and 2006 was $0.8 million, $1.5 million, and $1.7 million, respectively. The weighted average grant date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $1.13, $2.96, and $2.67, respectively.

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2008:

	Outstanding			Exercisable

Price Range	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price Per Share

$1.17 - $1.37	93,182	$1.25	3.5	93,182	$1.25
$1.39 - $1.39	1,000,000	$1.39	3.4	1,000,000	$1.39
$1.40 - $1.96	393,100	$1.77	3.7	313,100	$1.72
$1.98 - $5.95	1,013,306	$5.19	4.2	958,424	$5.23
$5.96 - $30.50	650,592	$9.14	2.5	498,841	$9.72

	3,150,180	$4.25	3.5	2,863,547	$4.16

As of December 31, 2008, total unrecognized compensation cost related to stock options granted under our various plans was $0.4 million. We expect that cost to be recognized over a weighted-average period of 2.4 years.

Notes to Financial Statements

3. Stock-Based Compensation (continued)

Summary of Restricted Stock Units and Restricted Stock Awards

The following table summarizes all restricted stock unit activity under our share-based compensation plans for the year ending December 31, 2008:

	Outstanding Restricted Stock Units

	Number of Shares	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2007	475,501
Awarded	398,406
Vested	(161,062)
Forfeited or expired	(168,022)

Outstanding at December 31, 2008	544,823

Vested and expected to vest at December 31, 2008	499,761	1.33	$977,532

Restricted stock units were granted for the first time in 2006 under our 1999 Equity Incentive Plan. The fair value of these grants was calculated based upon the fair market value of our stock at the date of grant, less an estimate of pre-vesting forfeitures. The weighted-average grant-date fair value of restricted stock units awarded during fiscal years 2008, 2007 and 2006 was $4.64, $6.83 and $4.88, respectively, and the fair value of stock units that vested during fiscal years 2008, 2007 and 2006 was $1.1 million, $771,000 and $289,000, respectively. As of December 31, 2008, total unrecognized compensation cost related to restricted stock units was $2.6 million. We expect that cost to be recognized over a weighted-average period of 2.8 years.

Employee Stock Purchase Plan (“ESPP”)

ESPP awards for offering periods prior to and after the adoption of SFAS No. 123R were valued using the Black-Scholes model using the following assumptions:

	Year Ended December 31,

	2008	2007	2006

Expected life (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	3.3%	5.0%	4.2%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	58%	44%	40%

Disclosures Pertaining to All Share-Based Compensation Plans

Cash received under all share-based payment arrangements for the years ended December 31, 2008, 2007 and 2006 was $543,000, $1.2 million, and $602,000, respectively, related to the exercise of stock options and the purchase of ESPP shares. The weighted-average grant-date fair value of options, restricted stock units and restricted stock awards granted in the years ended December 31, 2008, 2007 and 2006 was $3.89, $5.32, and $4.21 per share, respectively.

Notes to Financial Statements

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,

	2008	2007

Prepaid expenses	$999	$1,014
Product inventory	236	111
Other receivables	106	166

	$1,341	$1,291

5. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,

	2008	2007

Computer equipment and software	5,775	$6,376
Office furniture and equipment	1,500	1,518
Leasehold improvements	619	489

	7,894	8,383
Less accumulated depreciation	(6,342)	(6,641)

	$1,552	$1,742

Depreciation expense for the years ended December 31, 2008, 2007, and 2006 was $495,000, $313,000, and $350,000, respectively.

6. Other Assets

Other assets consist of the following (in thousands):

	December 31,

	2008	2007

Long-term lease deposits	$878	$855
Other non current assets	230	71

	$1,108	$926

Notes to Financial Statements

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,

	2008	2007

Accrued vacation	$1,037	$903
Accrued commissions and bonus	1,177	1,267
Accounts payable accruals	293	663
Other accrued liabilities	1,457	1,026

	$3,964	$3,859

8. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	December 31,

	2008	2007

Current:
Products	$3,124	$4,586
Service and support	12,397	12,793

	$15,521	$17,379

Long term:
Products	$148	$505
Service and support	4,283	5,071

	$4,431	$5,576

9. Bank Line of Credit

On January 30, 2009 we amended our existing revolving line of credit agreement with Comerica Bank. The maximum that can be borrowed under the agreement is $5.0 million. The line expires on December 31, 2009. Borrowing under the line of credit bears interest at a “daily adjusting LIBOR rate”. Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and, as amended, financial covenants requiring us to maintain a minimum adjusted quick ratio of 1.15 and net worth not less than negative $2 million. The agreement includes a letter of credit sublimit not to exceed $1.0 million. At December 31, 2008, we have an outstanding letter of credit for $206,000. There were no borrowings outstanding on the line of credit at December 31, 2008 and we were in compliance with all our covenants. In February 2009 we borrowed $2.5 million from the line of credit.

Notes to Financial Statements

10. Income Taxes

Substantially all income before income taxes is derived from the United States.

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year ended December 31,

	2008	2007	2006

Current:
Federal	$(101)	$28	$97
State	41	81	106
Foreign	1	—	—

Total current	(59)	109	203

Deferred:
Federal	1,157	(1,055)	—
State	150	(136)	—

Total deferred	1,307	(1,191)	—

Total provision (benefit) for income taxes	$1,248	$(1,082)	$203

Differences between income taxes calculated using the federal statutory income tax rate and the provision (benefit) for income taxes were as follows (in thousands):

Rate Reconciliation (in thousands):

	Year ended December 31,

	2008	2007	2006

Computed tax at statutory rate of 34%	$(703)	$24	$140
State taxes, net of federal benefit	(64)	80	73
Federal Alternative Minimum Tax	5	41	97
Losses benefited	(229)	(783)	(631)
Non deductible stock-based compensation	147	435	407
Other non deductible expenses	108	312	117
Change in valuation allowance	1,984	(1,191)	—

Total provision (benefit) for income taxes	$1,248	$(1,082)	$203

Notes to Financial Statements

10. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets (liabilities) are as follows, (in thousands):

	December 31,
	2008	2007

Deferred tax assets
Net operating loss carryforwards	$22,794	$22,507
Capitalized software development costs	45	76
Deferred revenue	2,170	2,177
Research credit carryforward	2,451	1,918
Other	1,993	1,780

Total gross deferred tax assets	29,453	28,458

Deferred tax liabilities
Goodwill	(116)

Gross deferred tax assets / liabilities	29,337
Valuation allowance	(29,453)	(27,267)

Total net deferred tax assets (liabilities)	$(116)	$1,191

During 2008, we recorded an income tax expense of $1.2 million. This expense primarily consisted of a $1.2 million increase in the valuation allowance against our deferred tax assets. This valuation allowance increase was the result of recording a valuation allowance against our deferred tax assets. After considering all available positive and negative evidence, including our past operating results and our forecast of future taxable income, we concluded that we could no longer support a deferred tax asset balance. We intend to maintain the valuation allowance until sufficient positive evidence exists to support the realizability of the deferred tax assets.

As of December 31, 2008, we have U.S. federal and state net operating loss carryforwards of approximately $59.9 million and $43.3 million, respectively. The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2018 through 2027 if not utilized. State net operating loss carryforwards will expire at various dates beginning in 2012 through 2017.

As of December 31, 2008, we have U.S. federal and state tax credit carryforwards of approximately $1.5 million and $1.2 million, respectively. The federal credit will expire at various dates beginning in 2011 through 2027, if not utilized. California state research and development credits can be carried forward indefinitely.

In connection with our adoption of SFAS 123R, we use the “with-and-without” approach described in EITF Topic No. D-32, “Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations” to determine the recognition and measurement of excess tax benefits. In addition, we have elected to account for indirect effects of stock option based awards on other tax attributes, such as research and alternative minimum tax credits, through the income statement. Accordingly, we have elected to recognize excess tax benefits from stock option exercises in additional paid in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to us.

Therefore, included in the net operating loss carryforwards are losses created by the exercise of stock options. Pursuant to SFAS 123(R), any excess tax benefits associated with these stock options are only recognized to the extent that they reduce taxes payable. To the extent stock-option related deductions are not recognized pursuant to SFAS123(R), the unrecognized benefit is not reflected on the balance sheet. In fiscal 2008, we had no excess tax benefits associated with stock options.

Notes to Financial Statements

10. Income Taxes (continued)

A significant portion of the net operating loss carryforwards and credit carryforwards reflected above are limited annually when utilized due to an ownership change as defined by IRC Section 382. A minimal portion of tax credit carryforwards that would have expired because of the limitation has been written off.

Accounting for Uncertainty in Income Taxes

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There was not a material impact on our financial position and results of operations as a result of the adoption of the provisions of FIN 48. At December 31, 2008, we had a liability for unrecognized tax benefits of $1.9 million (of which $104,000, if recognized, would affect our effective tax rate). We expect that the amount of unrecognized benefits will change during the next twelve months; however, we do not expect the change to have a material impact on our financial position.

Interest and penalty costs related to unrecognized tax benefits are classified as a component of “Income Tax Expense” in the accompanying statement of operations and the corresponding liability in “Income Taxes Payable” or “Prepaid Income Taxes” in the accompanying balance sheet.

A reconciliation of our unrecognized tax benefits is as follows: (in thousands):

	Year ended December 31,
	2008	2007

Balance at January 1	$1,876	$1,361
Additions for tax positions of prior years	—	503
Additions for tax positions related to current year	106	12
Reductions for tax positions of prior years	(99)	—
Settlements during the current year	—	—

Balance at December 31	$1,883	$1,876

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Tax returns remain open to examination by the appropriate governmental agencies for tax years 2004 to 2008. The federal and state taxing authorities may choose to audit tax returns for tax years beyond the statue of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. We are not currently under audit in any major tax jurisdiction.

11. Stockholders’ Equity (Deficit)

Common Stock

At December 31, 2008, we had reserved shares of common stock for future issuance as follows:

Stock options outstanding	3,150,180
Stock awards outstanding	544,823
Stock options available for future grants	575,794
Employee stock purchase plan	421,127

4,691,924

Notes to Financial Statements

12. Commitments and Contingencies

Leases

We lease our Oakland, California corporate office facility and our Tucson, Arizona office under non-cancelable operating leases with terms expiring in 2013. We lease an office for our Reading Assistant operations in Waltham, Massachusetts under a non-cancelable operating lease with a term expiring in 2011.

The Oakland lease contains two options to extend the term of the lease, the first for a period of five years from the end of the initial lease term, and the second for a period of five years from the expiration of the first extension period. The Tucson lease contains an option to extend the lease for a period of two years from the expiration of the initial term. The Waltham lease contains escalation clauses in respect of real estate taxes and operating costs. We account for rent expense on a straight line basis.

Future minimum payments under these leases as of December 31, 2008 are as follows (in thousands):

2009	$1,255
2010	1,306
2011	1,323
2012	1,274
2013	1,242

$6,400

Rent expense under all operating leases was $1.2 million for the year ended December 31, 2008 and $1.0 million for each of the years ended December 31, 2007 and 2006.

License Agreement

In September 1996, we entered into a license agreement with a university for the use of the intellectual property underlying its most significant current products. In exchange for the license, which expires in 2014, we issued stock and paid a license-issue fee. The agreement also provided for milestone payments, all of which have been made, and for royalties based on booked sales of products using the licensed technology. Royalty expenses were $757,000, $1,028,000, and $868,000 for the years ended December 31, 2008, 2007 and 2006, respectively, and are included in cost of product revenues. Annual minimum guaranteed royalty payments are $150,000.

If we lose or are unable to maintain the license agreement during the term of the underlying patents, it would adversely affect our business. The university may terminate the license agreement if we fail to perform or violate its terms without curing the violation within 60 days of receiving written notice of the violation.

Litigation

Litigation with Former Sales Representative

On January 23, 2008, Robert G. Smith, a former account manager in Florida, filed a complaint against us in US District Court for the Middle District of Florida. The lawsuit claimed breach of contract for unpaid wages of approximately $423,000. Smith alleged that he was owed additional commission relating to a large sale transaction in the second quarter of 2007. This matter was resolved in the fourth quarter of 2008.

13. Warranties; Indemnification

We generally provide a warranty that our software products substantially operate as described in the manuals and guides that accompany the software for a period of 90 days. The warranty does not apply in the event of misuse, accident, and certain other circumstances. To date, we have not incurred any material costs associated with these warranties and have no accrual for such items at December 31, 2008.

Notes to Financial Statements

13. Warranties; Indemnification (continued)

From time to time, we enter into contracts that require us, upon the occurrence of certain contingencies, to indemnify parties against third party claims. These contingent obligations primarily relate to (i) claims against our customers for violation of third party intellectual property rights caused by our products; (ii) claims resulting from personal injury or property damage resulting from our activities or products; (iii) claims by our office lessors arising out of our use of the premises; and (iv) agreements with our officers and directors under which we may be required to indemnify such persons for liabilities arising out of their activities on our behalf. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our balance sheet as of December 31, 2008 or 2007.

14. Employee Retirement and Benefit Plan

We have a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. In 2007 we started to match contributions by plan participants at a rate of 3% of salary, with an annual maximum of $2,000 per participant. For the year ended December 31, 2008 and 2007 our matching contributions were $393,000 and $280,000, respectively. We have decided to discontinue the matching contributions in 2009.

15. Related Party Transactions

On September 30, 2003, we entered into an agreement with Posit Science Corporation (“Posit Science”), formerly Neuroscience Solutions Corporation, to provide Posit Science with exclusive rights in the healthcare field to certain intellectual property, patents and software we own or license, along with transfer of certain healthcare research projects. A co-founder, substantial shareholder, and former member of our Board of Directors is a co-founder, officer, director and substantial shareholder of Posit Science.

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

We have a 3.5% equity interest in Posit Science. We recorded royalty income from Posit Science of $150,000, $246,000, and $150,000 in fiscal years 2008, 2007 and 2006, respectively.

In July 2007 Michael A. Moses joined our Board of Directors as Vice Chair and also entered into a consulting agreement with us. The consulting agreement provides for a consulting fee of $40,000 per year and two stock option grants, both with a five year term and at a per share exercise price of $7.15, the closing price of the Company’s Common Stock on July 25, 2007. The first option grant for 80,000 shares vests over four years, with a one year cliff with ratable monthly vesting thereafter. The second option for 100,000 shares vests only in the event the per share price of the Company’s common stock reaches and maintains for 20 consecutive business days a specified target closing price as follows: 25,000 shares vesting at each target stock price of $15, $20, $25, and $30.

We also have in place consulting agreements with two of our founders, who are or were also members of our Board of Directors. Dr. Paula Tallal, who is a current Board member, provides ongoing consulting in the areas of customer relationships and research planning and in fiscal 2008, 2007 and 2006 received total compensation of approximately $111,000, $107,000 and $105,000, respectively. Dr. Michael Merzenich, who retired as a Board member in October 2008, provides consulting services including public speaking, meetings with third parties and other projects as agreed from time to time, and in fiscal 2008, 2007 and 2006 received total compensation of approximately $28,000, $21,000 and $16,000, respectively.

Notes to Financial Statements

16. Interim Financial Information (unaudited)

Quarterly financial data (in thousands, except per share amounts):

	2008

	March 31	June 30	Quarter Ended September 30	December 31	Total

Total revenues	$9,085	$13,481	$12,695	$12,493	$47,754

Gross profit	6,170	10,441	9,685	9,559	35,855

Net income (loss)	(4,664)	(438)	590	1,197	(3,315)

Net income (loss) per share:
Basic	$(0.27)	$(0.03)	$0.03	$0.07	$(0.19)

Diluted	$(0.27)	$(0.03)	$0.03	$0.07	$(0.19)

	2007

	March 31	June 30	Quarter Ended September 30	December 31	Total

Total revenues	$8,812	$14,577	$11,350	$11,314	$46,053

Gross profit	6,253	11,996	9,019	8,566	35,834

Net income (loss)	(2,628)	2,659	246	877	1,154

Net income (loss) per share:
Basic	$(0.15)	$0.16	$0.01	$0.05	$0.07

Diluted	$(0.15)	$0.15	$0.01	$0.05	$0.06

17. Subsequent Event: Restructuring (unaudited)

On January 7, 2009, we announced a series of changes intended to better align our costs and organization structure with the current economic environment and improve our profitability. These changes include a reduction in our work force of approximately 14% during the first quarter of 2009. We notified most employees affected by the workforce reduction on January 6, 2009. We estimate that the costs incurred in connection with the workforce reduction will be approximately $400,000, which consist of estimated severance costs and are expected to be incurred in the first quarter of 2009. Substantially all of that charge will result in cash expenditures.

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

As required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, and concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to our executive officers is contained in Part I “Executive Officers” and such information is also incorporated by reference in this section.

Information required by this item respecting our directors, audit committee and code of ethics is set forth under the caption “Proposal 1: Election of Directors” in our Proxy Statement relating to our 2009 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated by reference into this Form 10-K Report. The Proxy Statement will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Proxy Statement is not being filed as a part hereof.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item concerning director independence is set forth under the caption “Proposal 1: Election of Directors” in the Proxy Statement. Information concerning certain relationships and related transactions is set forth under the captions “Employment Agreement” and “Certain Transactions” in the Proxy Statement. Both are incorporated by reference into this Form 10-K Report.

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

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Balance Sheet – December 31, 2008 and 2007
Statements of Operations – Years Ended December 31, 2008, 2007 and 2006
Statements of Stockholders’ Equity (Deficit) – Years Ended December 31, 2008, 2007 and 2006
Statements of Cash Flows – Years Ended December 31, 2008, 2007 and 2006
Notes to Financial Statements

(2) Financial Statement Schedules

As required under Item 8, Financial Statements and Supplementary Data, the financial statement schedule of the Company is provided in this separate section. The financial statement schedule included in this section is as follows:

Schedule II – Valuation and Qualifying Accounts (in thousands):

Allowance for Doubtful Accounts Years Ended December 31,

	Opening Balance	Charges (credits) to Operating Expenses	Additions (deductions) to Allowance	Closing Balance
2008	$96	$552	$(352)	$296
2007	$99	$(3)		$96
2006	$81	$18		$99

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

SCIENTIFIC LEARNING CORPORATION

By	/s/ D. Andrew Myers	March 5, 2009

D. Andrew Myers
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ D. Andrew Myers

D. Andrew Myers	President, Chief Executive Officer, Director	March 5, 2009
(Principal Executive Officer)

/s/ Robert E. Feller

Robert E. Feller	Chief Financial Officer, Treasurer	March 5, 2009
(Principal Financial and Accounting Officer)

/s/ Edward Vermont Blanchard, Jr.

Edward Vermont Blanchard, Jr.	Director	March 5, 2009

/s/ Robert C. Bowen

Robert C. Bowen	Executive Chairman, Director	March 5, 2009

/s/ Rodman W. Moorhead, III

Rodman W. Moorhead, III	Director	March 5, 2009

/s/ Michael A. Moses

Michael A. Moses	Director	March 5, 2009

/s/ Lance R. Odden

Lance R. Odden	Director	March 5, 2009

/s/ David W. Smith

David W. Smith	Director	March 5, 2009

/s/ Dr. Paula A. Tallal

Dr. Paula A. Tallal	Director	March 5, 2009

/s/ Jeffrey D. Thomas

Jeffrey D. Thomas	Director	March 5, 2009

EXHIBIT INDEX

Exhibit Number	Description

3.1(14)	Amended and Restated Certificate of Incorporation

3.2(15)	Amended and Restated Bylaws

3.3(15)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2(1)	Specimen Stock Certificate

10.1(1)*	Form of Indemnity Agreement with each of our directors and executive officers

10.2(19)*	1999 Equity Incentive Plan, as amended

10.3(10)*	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Incentive Plan

10.4(3)*	Forms of Stock Option Grant Notice, Stock Option Agreement and Stock Award Agreement under the Incentive Plan

10.5(9)*	1999 Non-Employee Directors’ Stock Option Plan, as amended

10.6(3)*	Forms of Nonstatutory Stock Option Agreements under the Non-Employee Directors’ Stock Option Plan

10.7(19)*	1999 Employee Stock Purchase Plan, as amended

10.8(10)*	Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan

10.9(7)*	Milestone Equity Incentive Plan

10.10(2)*	2002 CEO Option Plan

10.11(2)*	Employment Agreement dated as of May 31, 2002 by and between Scientific Learning Corporation and Robert C. Bowen

10.12(7)*	Letter Agreement dated January 2004 by and between the Registrant and Robert C. Bowen amending the Employment Agreement

10.13(16)*	Amendment to Employment Agreement with Robert C. Bowen made as of January 1, 2009.

10.14(20)*	Amendment No. 2 to Employment Agreement with Robert C. Bowen

10.15(16)*	Offer of Employment Letter Agreement with D. Andrew Myers

10.16(20)*	Letter Agreement with D. Andrew Myers amending the terms of his employment, dated December 15, 2008.

10.17(8)*	Independent Contractor Agreement dated April l7, 2003 between the Registrant and Paula A. Tallal and Project Assignment thereunder dated December 17, 2004

10.18(17)*	Independent Contractor Agreement dated July 25, 2007 between the Registrant and Michael Merzenich

10.19(17)*	Independent Contractor Agreement dated July 25, 2007 between the Registrant and Michael A. Moses

10.20(13)*	2007 Management Incentive Plan

10.21(21)*	2008 Management Incentive Plan

10.22(22)*	Letter Agreement related to Salary Deferral Plan.

10.23(23)*	Separation Agreement between the Company and Glenn Chapin, dated April 15, 2008.

10.24(24)*	Separation Agreement between the Company and Jane A. Freeman, dated September 4, 2008.

10.25(6)	Loan and Security Agreement dated as of January 15, 2004 by and between the Registrant and Comerica Bank

10.26(9)	First Amendment to Loan and Security Agreement, dated as of September 29, 2004, by and between Comerica Bank and the Registrant, amending the Loan and Security Agreement

10.27(10)	Second Amendment to Loan and Security Agreement, dated as of December 2, 2005, by and between Comerica Bank and the Registrant, amending the Loan and Security Agreement

10.28(12)	Third Amendment to Loan and Security Agreement, dated as of September 5, 2006, by and between Comerica Bank and the Registrant, amending the Loan and Security Agreement

10.29(15)	Fourth Amendment to Loan and Security Agreement, dated as of June 5, 2007, by and between Comerica Bank and the Registrant, amending the Loan and Security Agreement

10.30(25)	Fifth Amendment to Loan and Security Agreement, dated as of June 30, 2008, by and between Comerica Bank and the Registrant, amending the Loan and Security Agreement

10.31(1)†	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California

10.32(5)	Amendment No. 3 to Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California, amending the agreement

Exhibit Number	Description

10.33(12)	Amendment No. 4 to Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California, amending the agreement

10.34(5)	Lease, dated as of October 1, 2003, with Rotunda Partners II

10.35(26)	First Amendment to Lease dated February 2008, between TriPointe Tucson, LLC and the Company.

10.36(26)	Commercial Lease, dated February 26, 2008, between Clematis, LLC and the Company.

10.37(4)	Technology Transfer Agreement dated as of September 30, 2003 by and between the Registrant and Neuroscience Solutions Corporation (now renamed Posit Science Corporation) or “NSC”

10.38(4)	SLC License Agreement dated as of September 30, 2003 by and between the Registrant and NSC

10.39(4)	NSC License Agreement dated as of September 30, 2003 by and between NSC and the Registrant

10.40(27)	Major Reseller Agreement dated as of October 15, 2007, between Posit Science Corporation and Registrant

10.41(18)	Asset Purchase Agreement between Registrant and JTT Holdings, Inc., d/b/a/ Soliloquy Learning dated December 18, 2007

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer (Section 302).

31.2	Certification of Chief Financial Officer (Section 302).

32.1	Certification of Chief Executive Officer (Section 906).

32.2	Certification of Chief Financial Officer (Section 906).

1)	Incorporated by reference to the exhibits previously filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-56545).

2)	Incorporated by reference to the exhibits previously filed with the Registrant’s Form 8-K on June 7, 2002 (File No. 000-24547).

3)	Incorporated by reference to the exhibits previously filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2003 (File No. 000-24547).

4)	Incorporated by reference to the exhibits previously filed with the Registrant’s Form 8-K on October 1, 2003 (File No. 000-24547).

5)	Incorporated by reference to the exhibits filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2003 (File No. 000-24547).

6)	Incorporated by reference to exhibits previously filed with the Registrant’s Form 8-K on February 5, 2004 (File No. 000-24547).

7)	Incorporated by reference to the exhibits previously filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2004 (File No. 000-24547).

8)	Incorporated by reference to exhibits previously filed with the Registrant’s Form 8-K filed on December 20, 2004 (File No. 000-24547).

9)	Incorporated by reference to exhibits previously filed with the Registrant’s Form 10-K for the year ended December 31, 2004 (File No. 000-24547).

10)	Incorporated by reference to exhibits previously filed with the Registrant’s Form 10-K for the year ended December 31, 2005 (File No. 000-24547).

11)	Incorporated by reference to the exhibits previously filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2005 (File No. 000-24547).

12)	Incorporated by reference to exhibits previously filed with the Registrant’s Form 10-K for the year ended December 31, 2006 (File No. 000-24547).

13)	Incorporated by reference to exhibits previously filed with the Registrant’s Form 8-K filed on March 13, 2007 (File No. 000-24547).

14)	Incorporated by reference to exhibits previously filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2007 (File No. 000-24547).

15)	Incorporated by reference to the exhibits previously filed with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143093).

16)	Incorporated by reference to exhibits previously filed with the Registrant’s Form 8-K filed on December 7, 2007 (File No. 000-24547).

17)	Incorporated by reference to exhibits previously filed with the Registrant’s Form 8-K filed on July26, 2007 (File No. 000-24547).

18)	Incorporated by reference to exhibits previously filed with the Registrant’s Form 8-K filed on December 21, 2007 (File No. 000-24547).

19)	Filed as an Appendix to the Company’s definitive proxy statement filed with the SEC on April 10, 2007 (SEC File No. 000-24547), and incorporated herein by reference.

20)	Incorporated by reference to exhibits previously filed with the Registrant’s Form 8-K filed on January 2, 2009

21)	Incorporated by reference to exhibit previously filed with the Registrant’s Form 8-K filed on March 12, 2008

22)	Incorporated by reference to exhibit previously filed with the Company’s Form 8-K filed on August 1, 2008.

23)	Incorporated by reference to exhibit previously filed with the Company’s Form 8-K filed on April 16, 2008.

24)	Incorporated by reference to exhibit previously filed with the Company’s Form 8-K filed on September 5, 2008

25)	Incorporated by reference to exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2008

26)	Incorporated by reference to exhibit previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2008

27)	Incorporated by reference to exhibit previously filed with the Company’s Form 10-k for the year ended December 31, 2007

†	Certain portions of this exhibit have been omitted based upon confidential treatment granted by the Securities and Exchange Commission for portions of the referenced exhibit.

*	Management contract or compensatory plan or arrangement.