Form 10-Q
period 2009-03-31
SCIENTIFIC LEARNING CORP
filed 2009-05-08
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒  No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of April 15, 2009, there were 17,966,146 shares of Common Stock outstanding.

SCIENTIFIC LEARNING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Scientific Learning Corporation
Condensed Balance Sheets
(In thousands)
Unaudited

	March 31, 2009	December 31, 2008

Assets
Current assets:
Cash and cash equivalents	$5,981	$7,550
Accounts receivable, net	5,441	7,717
Prepaid expenses and other current assets	1,797	1,341

Total current assets	13,219	16,608

Property and equipment, net	1,724	1,552
Goodwill	4,568	4,568
Other intangible assets, net	6,190	6,424
Other assets	1,365	1,108

Total assets	$27,066	$30,260

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$725	$674
Accrued liabilities	3,062	3,964
Borrowings under line of credit	2,500	—
Deferred revenue	12,946	15,521

Total current liabilities	19,233	20,159
Deferred revenue, long-term	4,327	4,431
Other liabilities	656	625

Total liabilities	24,216	25,215

Stockholders’ equity:
Common stock and addditional paid in capital	85,764	85,098
Accumulated deficit	(82,914)	(80,053)

Total stockholders’ equity	2,850	5,045

Total liabilities and stockholders’ equity	$27,066	$30,260

See accompanying notes.

Scientific Learning Corporation
Condensed Statements of Operations
(In thousands, except per share amounts)
Unaudited

	Three months ended March 31,

	2009	2008

Revenues:
Products	$3,971	$4,629
Service and support	4,653	4,456

Total revenues	8,624	9,085

Cost of revenues:
Cost of products	401	428
Cost of service and support	2,196	2,487

Total cost of revenues	2,597	2,915

Gross profit	6,027	6,170

Operating expenses:
Sales and marketing	5,443	6,936
Research and development	1,537	2,119
General and administrative	1,940	1,996

Total operating expenses	8,920	11,051

Operating loss	(2,893)	(4,881)

Interest and other income, net	61	220

Net loss before income tax	(2,832)	(4,661)
Income tax expense	29	3

Net loss	$(2,861)	$(4,664)

Basic and diluted net loss per share:	$(0.16)	$(0.27)

Shares used in computing basic and diluted net loss per share	17,863	17,338

See accompanying notes.

Scientific Learning Corporation
Condensed Statements of Cash Flows
(In thousands)
Unaudited

	Three months ended March 31,

	2009	2008

Operating Activities:
Net loss	$(2,861)	$(4,664)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	359	272
Stock based compensation	408	533
Changes in operating assets and liabilities:
Accounts receivable	2,276	1,681
Prepaid expenses and other current assets	(456)	(446)
Other assets	68	(13)
Accounts payable	51	(531)
Accrued liabilities	(902)	142
Deferred revenue	(2,679)	(3,300)
Other liabilities	31	11

Net cash used in operating activities	(3,705)	(6,315)

Investing Activities:
Purchases of property and equipment, net	(297)	(86)
Additions to capitalized software	(325)	—
Purchase of Soliloquy	—	(10,119)

Net cash used in investing activities	(622)	(10,205)

Financing Activities:
Borrowings under bank line of credit	2,500	—
Proceeds from issuance of common stock, net	258	13

Net cash provided by financing activities	2,758	13

Decrease in cash and cash equivalents	(1,569)	(16,507)

Cash and cash equivalents at beginning of period	7,550	21,179

Cash and cash equivalents at end of period	$5,981	$4,672

See accompanying notes.

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies

Description of Business

Scientific Learning Corporation develops, distributes and licenses technology that accelerates learning by improving the processing efficiency of the brain.

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

Our current operating assumptions and projections reflect management’s best estimate of future revenue, operating expenses, and capital commitments, and indicate that our current sources of liquidity, including the bank line of credit, should be sufficient to fund operations through at least March 31, 2010.

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

Interim Financial Information

The interim financial information as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 is unaudited, and includes all normal recurring adjustments and an adjustment to account for the acquisition of Soliloquy Learning that we consider necessary for a fair presentation of our financial position at such date and our results of operations and cash flows for those periods.

These condensed financial statements and notes should be read in conjunction with our audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

Net Loss per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution of securities by adding common stock equivalents (computed using the treasury stock method) to the weighted-average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities of 3,585,854 and 3,863,372 have been excluded from the computation of diluted net loss per share in the three month periods ending March 31, 2009 and 2008, respectively, as their inclusion is antidilutive.

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

The following table sets forth the computation of net loss per share (in thousands, except per share data):

	Three Months Ended March 31,

	2009	2008

Net loss	$(2,861)	$(4,664)

Weighted average shares used in calculation of basic net loss per share	17,863	17,338
Effect of dilutive securities:
Employee stock options and awards	—	—

Weighted-average basic and diluted common shares	17,863	17,338

Net loss per common share - basic and diluted	$(0.16)	$(0.27)

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 became effective for us beginning in the first quarter of fiscal 2009 and did not have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 became effective beginning with our first quarter of 2009 and did not have a material impact on our financial condition or results of operations.

In April 2008 the FASB issued FASB Staff Position (FSP) SFAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” This new staff position is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations.” FSP SFAS 142-3 became effective beginning with our first quarter of 2009 and did not have a material impact on our financial condition or results of operations.

2. Restructuring

On January 7, 2009, we announced a series of changes intended to better align our costs and organization structure with the current economic environment and improve our profitability. These changes included a reduction in our work force of approximately 14% during the first quarter of 2009. We notified most employees affected by the workforce reduction on January 6, 2009.

Notes to Condensed Financial Statements

2. Restructuring (continued)

The following table shows the roll forward of the restructuring accrual, all of which related to severance costs, during the three months ended March 31, 2009 (in thousands):

Accrued severance costs, January 1, 2009	$104

Restructuring charges	287

Cash paid	(336)

Accrued severance costs, March 31, 2009	$55

3. Stock-Based Compensation

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). We recognized stock-based compensation expense of $408,000 and $533,000 in the three months ended March 31, 2009 and 2008, respectively.

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

Summary of Stock Options

We granted 200,000 stock options in the three month period ended March 31, 2009. There were no stock options granted in the three month period ended March 31, 2008.

The aggregate intrinsic value of options outstanding at March 31, 2009 was approximately $702,000 and is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 1,503,682 shares that had exercise prices that were lower than the $1.99 market price of our common stock at March 31, 2009 (“in the money options”). The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $84,000 and $7,000, respectively. The intrinsic value of options vested during the three months ended March 31, 2009 and 2008 was $133,000 and $209,000, respectively.

As of March 31, 2009, total unrecognized compensation cost related to stock options granted under our various plans was $473,000. We expect that cost to be recognized over a weighted-average period of 2.9 years.

Notes to Condensed Financial Statements

3. Stock-Based Compensation (continued)

Summary of Restricted Stock Units

We granted 61,721 and 258,400 restricted stock units during the three month periods ended March 31, 2009 and 2008, respectively.

The fair value of restricted stock units was calculated based upon the fair market value of our stock at the date of grant, less an estimate of pre-vesting forfeitures. The weighted-average grant-date fair value of restricted stock units awarded during the three months ending March 31, 2009 and 2008 was $1.96 and $4.74, respectively.

Disclosures Pertaining to All Share-Based Compensation Plans

Cash received under all share-based payment arrangements for the three months ended March 31, 2009 and 2008 was $258,000 and $13,000, respectively, related to the exercise of stock options. Because of our net operating losses and related valuation allowance, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the three months ended March 31, 2009 or 2008.

4. Comprehensive Loss

We have no items of other comprehensive loss, and accordingly, the comprehensive loss is equal to the net loss for all periods presented.

5. Warranties; Indemnification

We generally provide a warranty that our software products substantially operate as described in the manuals and guides that accompany the software for a period of 90 days. The warranty does not apply in the event of misuse, accident, and certain other circumstances. To date, we have not incurred any material costs associated with these warranties and have no accrual for such items at March 31, 2009.

From time to time, we enter into contracts that require us, upon the occurrence of certain contingencies, to indemnify parties against third party claims. These contingent obligations primarily relate to (i) claims against our customers for violation of third party intellectual property rights caused by our products; (ii) claims resulting from personal injury or property damage resulting from our activities or products; (iii) claims by our office lessor arising out of our use of the premises; and (iv) agreements with our officers and directors under which we may be required to indemnify such persons for liabilities arising out of their activities on behalf of ourselves. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our balance sheet as of March 31, 2009 or March 31, 2008.

6. Bank Line of Credit

On January 30, 2009 we amended our existing revolving line of credit agreement with Comerica Bank. The maximum that can be borrowed under the agreement is $5.0 million. The line expires on December 31, 2009. Borrowing under the line of credit bears interest at a “daily adjusting LIBOR rate”. Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and, as amended, financial covenants requiring us to maintain a minimum adjusted quick ratio of 1.15 and net worth not less than negative $2 million. The agreement includes a letter of credit sublimit not to exceed $1.0 million. At March 31, 2009, we have outstanding borrowings of $2.5 million, an outstanding letter of credit for $206,000, and we are in compliance with all our covenants.

Notes to Condensed Financial Statements

7. Provision for Income Taxes

In the three months ending March 31, 2009, we recorded income tax expense of $29,000. For the three months ended March 31, 2008 we recorded an income tax expense of $3,000. The tax expense for the three months ended March 31, 2009 consists of deferred tax expense relating to the amortization of acquired goodwill. The tax expense for the three months ended March 31, 2008 consists of penalties and interest paid.

Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have established and continue to maintain a full valuation allowance against our deferred tax assets as we do not believe that realization of those asserts is more likely than not.

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

8. Software and web site development costs

We account for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. In 2008, 2007 and 2006 costs incurred subsequent to the establishment of technological feasibility for new projects were not significant, and were charged to research and development expense. In the three months ended March 31, 2009, we capitalized approximately $325,000 of costs relating to a new Reading Assistant product that had reached technological feasibility. We will amortize these costs to cost of product revenues over the estimated useful life of the software, which is expected to be three years.

In accordance with Emerging Issues Task Force (“EITF”) 00-2, “Accounting for Web Site Development Costs,” we capitalize certain web development costs. At March 31, 2009 we have capitalized approximately $273,000 in web site development costs under EITF 00-2. We will amortize these costs over a period corresponding to the estimated life of the related products, expected to be five years, when the web site is ready for use.

9. Fair value measurements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements”. Level 1 financial assets measured at fair value on a recurring basis consist of money market funds (cash equivalents) of approximately $5.1 million as of March 31, 2009. We have no Level 2 or Level 3 financial assets measured at fair value on a recurring basis as of March 31, 2009.

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

Overview

We develop, distribute and license technology that accelerates learning by improving the processing efficiency of the brain. Based on more than 30 years of neuroscience and cognitive research, our family of products improves brain fitness with technology-based exercises that build the cognitive skills required to read and learn effectively. Extensive outcomes research by independent researchers, our founding scientists, school districts and our company demonstrates the rapid and lasting gains achieved through participation in our products. Our products are marketed primarily to K-12 schools in the US, to whom we sell through a direct sales force. To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support. Since our inception, learners have used our products nearly 1.6 million times and approximately 5,900 schools have purchased at least $10,000 of our product licenses and services. As of March 31, 2009 we had 196 full-time equivalent employees, compared to 223 at December 31, 2008.

In January 2009 we announced a 14% reduction in our workforce which was implemented during the first quarter of 2009.

Business Highlights

We market our Fast ForWord and Reading Assistant products primarily as a reading intervention solution for struggling and special education students and English Language Learners. According to the U.S. Department of Education, in 2007, 33% of fourth graders in the United States had “below basic” reading scores and 67% were not proficient in reading, and between 1992 and 2007 there was only a modest improvement in the proportion of fourth graders performing at the “below basic” level. While our installed base is growing, the approximately 5,900 schools that have purchased at least $10,000 of our product licenses and services represent a small fraction of the approximately 115,000 K-12 schools in the US.

Federal education funds are a critical resource in helping school districts address the needs of the most challenged learners. We believe that a significant proportion of our sales are funded by federal sources, particularly Title One and IDEA (special education) grants. With the passage of the American Recovery and Reinvestment Act (the recent stimulus bill), these two federal sources are together projected to increase from $24.9 billion in the 2008 – 2009 school year to $37 billion in the 2009 – 2010 school year. State funds also provide school districts with funds that are used to purchase our products. However, states continue to forecast shortfalls in their taxation revenues for fiscal 2009 because of the current recession; at least 43 states are facing budget shortfalls for this and/or next fiscal year.

Company Highlights

For the three months ended March 31, 2009, our total revenue decreased by 5% compared to the three months ended March 31, 2008. Product revenue declined by 14% compared to the same period in 2008, mainly because of reductions in license sales. Service and support revenue increased by 4%, mainly due to a higher Progress Tracker revenues resulting from the addition of the Reading Progress Indicator offering during 2008.

For the three months ended March 31, 2009, our total booked sales were essentially flat compared to the same period in 2008. (Booked sales is a non-GAAP financial measure. For more explanation on booked sales, see Revenue below). K-12 sales increased by 15% compared to the three months ended March 31, 2008, and non school sales, including private practice, international and OEM customers, decreased by 51%. The first quarter historically is our smallest booked sales quarter. As we have discussed before, the characteristics of our public school market cause us to have a somewhat long and unpredictable sales cycle. For the three months ended March 31, 2009, we closed seven transactions in excess of $100,000, compared to eight in the first quarter of 2008. One of our major goals is to increase the number of large booked sales, which we believe to be an important indicator of education industry acceptance and critical to achieving our targets. These large transactions frequently require school board approvals and their timing is often difficult to predict.

For the three months ended March 31, 2009, gross margin improved by 2% compared to the three months ended March 31, 2008, mainly due to continued improvements in our service and support margins resulting from cost saving initiatives. Operating expenses decreased by 19%, mostly due to cost savings resulting from our restructuring initiative in January 2009.

We recorded a net loss of $2.9 million for the three months ended March 31, 2009 compared to a net loss of $4.7 million in the same period in 2008.

At March 31, 2009 we had borrowings under our credit line of $2.5 million.

Results of Operations

Revenues

	Three Months Ended March 31,

(dollars in thousands)	2009	Change	2008

Products	$3,971	-14%	$4,629
Service and support	4,653	4%	$4,456

Total revenues	$8,624	-5%	$9,085

For the three months ended March 31, 2009, our total revenue decreased by 5% compared to the three months ended March 31, 2008. Product revenue declined by 14% compared to the same period in 2008, mainly because of a shift in the current quarter sales mix towards service sales. Service and support revenue increased by 4%, mainly due to higher Progress Tracker revenues resulting from the continuing roll out of the Reading Progress Indicator offering to our installed base.

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

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,

(dollars in thousands)	2009	Change	2008

Booked sales	$6,032	2%	$5,895
Less revenue	8,624	(5)%	9,085
Other adjustments	(87)		—

Net decrease in deferred revenue	(2,679)		(3,190)

Total deferred revenue end of period	$17,273	(13)%	$19,765

Booked sales in the K-12 sector increased 15% to $5.5 million during the three months ended March 31, 2009, compared to $4.7 million in the same period in 2008, mainly because of the impact of two large transactions that totaled $2.2 million. The first quarter historically is our lowest booked sales quarter, and may not be predictive of the rest of the year. Booked sales to the K-12 sector for the three months ended March 31, 2009 were 91% of total booked sales, compared to 80% in the same period in 2008.

Booked sales to non-school customers, including both private practice clinicians and international customers, decreased by 51% for the three months ended March 31, 2009 compared to the same period in 2008. This decrease reflects a 32% decline in sales to both our international value added resellers and to private providers, which we attribute to the current economic recession in the United States and abroad. The sales decrease also reflects a decline of $244,000 in OEM revenue related to the Soliloquy product line in the first quarter of 2009 as compared to the same quarter in 2008, and $125,000 in sales to correctional institutions, a market segment to which we no longer focus any resources.

We believe large booked sales transactions are an important indicator of mainstream education industry acceptance and an important factor in reaching our goal of increasing sales force productivity. During the first quarter of 2009, we closed seven sales that had a contract value in excess of $100,000, compared to eight in the same period in 2008. For the three months ended March 31, 2009 and 2008 respectively, approximately 57% and 30% of our booked sales were realized from booked sales over $100,000. Large booked sales include volume and negotiated discounts but the percentage discount applicable to any given transaction will vary and the relative percentage of large booked sales and smaller booked sales in a given quarter may fluctuate. Because we discount product license fees but do not discount service and support fees, product booked sales and revenue are disproportionately affected by discounting. We cannot predict the size and number of large transactions in the future.

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

Gross Profit and Cost of Revenues

	Three Months Ended March 31,
(dollars in thousands)	2009	2008

Gross profit on products	$3,570	$4,201
Gross profit margin on products	90%	91%
Gross profit on service and support	2,457	1,969
Gross profit margin on services and support	53%	44%
Total gross profit	$6,027	$6,170
Total gross profit margin	70%	68%

The overall gross profit margin improved by 2% in the first quarter of 2009 compared to the same period in 2008. The increase in gross margin was driven primarily by improved service and support margins, partially offset by a reduction in the proportion of higher margin product revenue. Service and support revenue growth of 4%, combined with a 12% decrease in service and support costs principally due to headcount reductions, resulted in an increase in the service and support gross margin from 44% to 53%. Higher margin product revenues comprised 46% of total revenues in the three months ended March 31, 2009 compared to 51% in the same period in 2008.

Operating Expenses

	Three Months Ended March 31,
(dollars in thousands)	2009	Change	2008

Sales and marketing	$5,443	-22%	$6,936
Research and development	1,537	-27%	2,119
General and administrative	1,940	-3%	1,996

Total operating expenses	$8,920	-19%	$11,051

Sales and Marketing Expenses: Sales and marketing expenses consist principally of salaries and incentive compensation paid to employees engaged in sales and marketing activities, travel costs, tradeshows, conferences, and marketing and promotional materials. The decrease in sales and marketing expenses in the three months ended March 31, 2009 compared to the same period in 2008 is primarily due to lower headcount related costs as a result of the restructuring actions taken in January 2009. At March 31, 2009, we had 44 quota-bearing sales personnel compared to 51 at March 31, 2008.

Research and Development Expenses: Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs. Research and development expenses decreased by 27% in the three months ended March 31, 2009 compared to the same period in 2008, due to lower headcount related costs as a result of the restructuring actions taken in January 2009 and the capitalization of approximately $325,000 of costs relating to a new Reading Assistant product where technological feasibility has been established according to the provisions of SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,”

General and Administrative Expenses: General and administrative expenses principally consist of salaries and compensation paid to our executives, accounting staff and other support personnel, as well as travel expenses for these employees, and outside legal and accounting fees. The decrease in general and administrative expenses is due to reduced headcount expenses as a result of the restructuring actions taken in January 2009, partially offset by increased professional fees due to the requirement to be in compliance with the auditors’ attestation requirement of Sarbanes-Oxley Act Section 404 in fiscal 2009.

Interest and Other Income, net

	Three Months Ended March 31,
(dollars in thousands)	2009	Change	2008

Interest on invested cash	11	-85%	74
Interest expense	(7)		—
Reclassification of service revenue	54	-25%	72
Posit royalty income	—		67
Miscellaneous	3	-57%	7

Interest and other income, net	$61	-72%	$220

In the three months ended March 31, 2009, interest and other income consisted primarily of a reclassification of $54,000 of service and support revenue relating to a customer for whom we are no longer performing services. In the three months ended March 31, 2008, interest and other income consisted primarily of interest earned on our invested cash of $74,000 a reclassification of $72,000 of service and support revenue, and royalty income from Posit Science of $67,000.

Provision for Income Taxes

In the three months ending March 31, 2009, we recorded income tax expense of $29,000. For the three months ended March 31, 2008 we recorded an income tax expense of $3,000. The tax expense for the three months ended March 31, 2009 consists of deferred tax expense relating to the amortization of acquired goodwill. The tax expense for the three months ended March 31, 2008 consists of penalties and interest paid.

Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have established and continue to maintain a full valuation allowance against our deferred tax assets as we do not believe that realization of those asserts is more likely than not.

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

Liquidity and Capital Resources

Our cash, cash equivalents and short term investments were $6.0 million at March 31, 2009, compared to $7.6 million at December 31, 2008.

We expect that during at least the next twelve months our cash flow from operations together with our current cash balances will be our primary source of liquidity and will be sufficient to provide the necessary funds for our operations and capital expenditures. Historically, we have used cash in our operations during the first half of the year and built cash in the second half. This pattern results largely from our seasonally low sales in the first calendar quarter, which reflects our industry pattern, and the time needed to collect on sales made towards the end of the second quarter. We expect that this pattern will continue, and that we will use cash in operations during the first half of 2009. However, we expect that our current cash balances together with the borrowing capacity under our credit line, if required, will be sufficient to fund our operating requirements during the first half of fiscal 2009. Accomplishing this will require us to meet specific booked sales targets. We cannot assure you that we will meet our targets with respect to booked sales, revenues, expenses or operating results.

On January 30, 2009 we amended our existing revolving line of credit agreement with Comerica Bank. The maximum that can be borrowed under the agreement is $5.0 million. The line expires on December 31, 2009.

Borrowing under the line of credit bears interest at a “daily adjusting LIBOR rate”. Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and, as amended, financial covenants requiring us to maintain a minimum adjusted quick ratio of 1.15 and net worth not less than negative $2 million. The agreement includes a letter of credit sublimit not to exceed $1.0 million. At March 31, 2009, we have outstanding borrowings of $2.5 million, an outstanding letter of credit for $206,000, and we are in compliance with all our covenants.

If we are unable to achieve sufficient cash flow from operations, we may seek other sources of debt or equity financing, or may be required to further reduce expenses. Further reducing our expenses could adversely affect operations by reducing the resources available for sales, marketing, research or product development. We cannot assure you that we will be able to secure additional debt or equity financing on acceptable terms, if at all.

Net cash used in operating activities for the three months ended March 31, 2009 was $3.7 million versus cash used of $6.3 million during the same period in 2008. This improvement was the result of lower expenses as a result of our January 2009 restructuring actions, higher receivable collections, and the capitalization of Reading Assistant development costs.

Net cash used in investing activities for the three months ended March 31, 2009 was $622,000, due to capital spending and additions to capitalized software. Net cash used in investing activities for the three months ended March 31, 2008 was $10.2 million, due to the acquisition of Soliloquy Learning.

Net cash provided by financing activities for the three months ended March 31, 2009 was $2.8 million, consisting of bank borrowings of $2.5 million and $258,000 from proceeds from the exercise of stock options. Financing activities generated $13,000 for the three months ended March 31, 2008 from proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations and Commitments

We have a non-cancelable lease agreement for our corporate office facilities. From 2009 through the end of the lease, the base lease payment increases at a compound annual rate of approximately 5%. The lease expires in December 2013. We also have a lease agreement for our Tucson, Arizona office through May 2013 at an average rent of approximately $11,000 per month, and a lease for our Reading Assistant operations in Waltham, Massachusetts for approximately 6,000 square feet at an average monthly rent of approximately $12,000 that expires in September 2011.

We also make royalty payments to the institutions who participated in the original research that produced our initial products. Our minimum royalty payments are $150,000 per year.

Our bank borrowings are repayable before the revolving maturity date of December 31, 2009. Interest is calculated on a daily adjusting LIBOR rate and is paid monthly.

The following table summarizes our obligations at March 31, 2009 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

(dollars in thousands)	Less than 1 year	2-3 years	4-5 years	Thereafter	Total

Contractual Obligations:
Operating lease obligations	$1,268	$2,622	$2,198	$—	$6,088
Purchase obligations	150	300	300	113	$863
Repayment of debt	2,500	—	—	—	$2,500

Total	$3,918	$2,922	$2,498	$113	$9,451

Our purchase order commitments at March 31, 2009 are not material.

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

We believe that, as discussed in our most recent Report on Form 10-K, the estimates, assumptions and judgments pertaining to revenue recognition, the allowance for doubtful accounts, income taxes, and stock based compensation are the most critical assumptions to understand in order to evaluate our reported financial results. There has been no change to these policies.

In addition, as discussed in Note 8 to the Condensed Financial Statements, in the three months ended March 31, 2009 we capitalized approximately $325,000 of costs relating to a new Reading Assistant product that had reached technological feasibility, pursuant to SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” The rules that govern how development costs are accounted for can have a major impact on our reported financial results. Significant judgment is required in assessing whether and when products have reached technological feasibility. We are also required to use judgment to estimate the net realizable value of the asset by projecting future revenues and cash flows expected to be generated by the products, in order to determine whether the unamortized cost exceed the net realizable value. Moreover, any future changes to our software product offerings could result in write-offs of previously capitalized costs and have a significant impact on our financial results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the rate of interest that we earn on our cash and cash equivalents. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at March 31, 2009 would not have a material affect on our results of operations.

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

As required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, and concluded that our disclosure controls and procedures were effective as of March 31, 2009.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

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

When state and local funding is reduced, federal funding becomes even more important for school districts. While the American Recovery and Reinvestment Act (ARRA) provides very substantial increases in funding for IDEA and Title One over a two-year period, we expect that the competition between vendors and programs for that funding to be intense. In addition, the current extraordinary levels of federal spending directed to economic recovery, the federal budget deficit and competing federal priorities could still adversely impact the availability of federal education funding. A cutback in federal education funding could have a materially adverse impact on our revenue.

Sales in our non school markets may also be affected by the current severe global recession.

Our non school sales consist principally of sales to private speech and language and other healthcare providers, sales to our international value-added resellers, and sales to government agencies for correctional institutions. In addition, during 2009 we have launched new products to be marketed to parents for at-home use by their children.

Historically, sales to private providers have been adversely impacted by economic downturns, as many parents postpone or forego these services when their financial resources are reduced. During the 2009 first quarter, sales to both private providers and to our international channel declined compared to the prior year. We believe that this decline is a result of present global economic difficulties. The current recession may likewise adversely affect our potential sales to parents of our new BrainSpark and BrainPro products. Sales for correctional institutions may be affected by the same state and local government funding pressures as K-12 schools.

Our current liquidity resources may not be sufficient to meet our needs.

We believe that cash flow from operations, together with our current cash balances, will be our primary source of funding for our operations during 2009 and the next several years. In 2008, we used $ 13.6 million from our cash balances, with $10.1 million used for the acquisition of the Soliloquy business and $3.7 million used in operating activities. In 2007 and 2006, we generated $6.1 million and $4.3 million, respectively, in cash from operating activities. We ended 2008 with $7.6 million in cash and cash equivalents. In the first quarter of 2009, we amended our $5 million credit line from Comerica Bank to extend the line through December 31, 2008 and to relax certain covenants, and we drew down $2.5 million under that line. At March 31, 2009, we had $6.0 million in cash and cash equivalents.

Historically, we have used cash in our operations during the first half of the year and built cash in the second half. This pattern results largely from our seasonally low sales in the first calendar quarter, which reflects our industry pattern, and the time needed to collect on sales made towards the end of the second quarter. We expect that this pattern will continue, and that we will use cash in our operations during the first half of 2009. During the first quarter of 2009, we used $3.7 million in our operations. While we expect that our current cash balances together with the borrowing capacity under our credit line and cash generated from operations will be sufficient to fund our operating requirements during 2009, this will require us to meet certain levels of booked sales and collections. We cannot assure you that we will meet our targets with respect to booked sales, revenues, expenses or operating results.

At March 31, 2009, $2.5 million in borrowing was outstanding under our credit line with Comerica and we were in compliance with the covenants of that line. Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and financial covenants requiring us to maintain a minimum adjusted quick ratio of 1.15 and net worth not less than negative $2 million. If we do not comply with the covenants, we risk being unable to borrow under the credit line.

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

Our revenue and net income or loss are difficult to predict and may fluctuate substantially from quarter to quarter and from year to year. We had an operating loss of approximately $2.9 million in the first quarter of 2009. In 2008, we had an operating loss of approximately $2.6 million and a net loss of approximately $3.3 million. In 2007, we had an operating loss of approximately $1.2 million and net income of approximately $1.2 million.

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

To grow our K-12 business, we need to increase acceptance of our products among K-12 education purchasers. Failure to do so would materially and adversely impact our revenue, profitability and growth prospects.

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

Our Fast ForWord products use an approach that differs from the approaches that schools have traditionally used to address reading problems. In particular, our products, which are designed to develop the brain to process more efficiently, are based on neuroscience research and focus on building cognitive skills. These concepts may be unfamiliar to educators. K-12 educational practices are slow to change, and it can be difficult to convince educators of the value of a substantially different approach.

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

Our Progress Tracker data tool, the Web-enabled version of the Reading Assistant product, our new Virtual Academy and other online services, and our new BrainSpark and BrainPro products all rely on the World Wide Web in order to function. Unanticipated problems affecting our network systems could cause interruptions or delays in the delivery of that product. The servers that support our Web-delivered products and services are located in third party facilities. While we believe that the services provided by these facilities are robust, interruptions in customer access could be caused by the occurrence of a natural disaster, power loss, vandalism or other telecommunications problems. We have experienced problems due to power loss in the past, and we will continue to be exposed to the risk of access failure in the future.

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

Our new BrainSpark and BrainPro products will be marketed directly to parents – a new market for us. We may be unable to successfully penetrate this market.

In the US, we presently market primarily to K-12 public schools. Parents who purchase our products for use with their children do so through our much smaller channel, private providers, in which the marketing is done by the individual private provider. For the BrainSpark and Brain Pro offerings launched in 2009, we plan to market and sell directly to parents, a new market for us. We may find our marketing efforts in this market less effective or more expensive than we have planned. The current recession may make our marketing and sales efforts in this market more difficult than we expect. If our marketing efforts are less effective than we expect, we may be unable to achieve our planned level of sales and revenue from this market.

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

Under Sarbanes-Oxley Section 404, as implemented by the SEC and PCAOB, we have been required to provide a management assessment on our internal control over financial reporting for fiscal 2007 and 2008, and we complied with that requirement.

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

Our common stock presently trades on the Nasdaq Capital Market. In November 2008 we moved to the Nasdaq Capital Market from the Nasdaq Global Market, because the market value of our common stock fell below the required threshold for the Global Market due to declines in our stock price. Our trading volume is low. For example, during the first quarter of 2009, our average daily trading volume was approximately 12,500 shares. As a result, the ability of holders of our common stock to sell such common stock and thereby monetize their investment may be limited. In addition, the market price of our common stock has been highly volatile since we became publicly traded and could continue to be subject to wide fluctuations.

The ownership of our common stock is concentrated.

At March 31, 2009, Trigran Investments owned approximately 29% of our outstanding stock, and our officers and directors held approximately 6% of the outstanding stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may have interests that diverge from those of other stockholders. This concentration of ownership may also delay, prevent or deter a change in control of our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws.

10.1 (3)*	2009 Management Incentive Plan.

10.2 (4)*	1999 Equity Incentive Plan, as amended.

10.3*	Project Assignment, dated January 27, 2009, between the Company and Paula Tallal.

10.4*	Project Assignment, dated January 1, 2009, between the Company and School Executive Consulting, Inc. (for consulting services from Michael Moses).

10.5 (5)	Sixth Amendment to Loan and Security Agreement between Comerica Bank and the Company, dated January 30, 2009, and Related Daily Adjusted Libor Amendment.

31.1	Certification of Chief Executive Officer (Section 302).

31.2	Certification of Chief Financial Officer (Section 302).

32.1	Certification of Chief Executive Officer (Section 906).

32.2	Certification of Chief Financial Officer (Section 906).

(1)	Incorporated by reference to exhibit previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2007, file no. 000.2457.

(2)	Incorporated by reference to exhibits previously filed with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed on July 13, 2007, registration no. 333-143093.

(3)	Incorporated by reference to exhibit previously filed with the Company’s Form 8-K filed on February 23, 2009.

(4)	Incorporated by reference to Appendix 1 to Proxy Statement filed April 14, 2009.

(5)	Incorporated by reference to exhibit previously filed with the Company’s Form 8-K filed on April 30, 2009.

                * Management compensation plan

                    SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2009

SCIENTIFIC LEARNING CORPORATION
(Registrant)

/s/ Robert E. Feller

Robert E. Feller
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws.

10.1 (3)*	2009 Management Incentive Plan.

10.2 (4)*	1999 Equity Incentive Plan, as amended.

10.3*	Project Assignment, dated January 27, 2009, between the Company and Paula Tallal.

10.4*	Project Assignment, dated January 1, 2009, between the Company and School Executive Consulting, Inc. (for consulting services from Michael Moses).

10.5 (5)	Sixth Amendment to Loan and Security Agreement between Comerica Bank and the Company, dated January 30, 2009, and Related Daily Adjusted Libor Amendment.

31.1	Certification of Chief Executive Officer (Section 302).

31.2	Certification of Chief Financial Officer (Section 302).

32.1	Certification of Chief Executive Officer (Section 906).

32.2	Certification of Chief Financial Officer (Section 906).

(1)	Incorporated by reference to exhibit previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2007, file no. 000.2457.

(2)	Incorporated by reference to exhibit previously filed with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed on July 13, 2007, registration no. 333-143093.

(3)	Incorporated by reference to exhibit previously filed with the Company’s Form 8-K filed on February 23, 2009.

(4)	Incorporated by reference to Appendix 1 to Proxy Statement filed April 14, 2009.

(5)	Incorporated by reference to exhibit previously filed with the Company’s Form 8-K filed on April 30, 2009.

* Management compensation plan