Form 10-Q
period 2009-06-30
SCIENTIFIC LEARNING CORP
filed 2009-08-11
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

As of July 15, 2009, there were 18,049,225shares of Common Stock outstanding.

SCIENTIFIC LEARNING CORPORATION

INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

Index

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Scientific Learning Corporation
Condensed  Balance Sheets
(In thousands)
Unaudited

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$4,949	$7,550
Accounts receivable, net	9,055	7,717
Prepaid expenses and other current assets	1,447	1,341

Total current assets	15,451	16,608

Property and equipment, net	1,828	1,552
Goodwill	4,568	4,568
Other intangible assets, net	5,954	6,424
Other assets	1,951	1,108

Total assets	$29,752	$30,260

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,052	$674
Accrued liabilities	3,952	3,964
Borrowings under line of credit	2,500	-
Deferred revenue	15,013	15,521

Total current liabilities	22,517	20,159
Deferred revenue, long-term	3,601	4,431
Other liabilities	685	625

Total liabilities	26,803	25,215

Stockholders' equity :
Common stock and addditional paid in capital	86,177	85,098
Accumulated deficit	(83,228)	(80,053)

Total stockholders' equity	2,949	5,045

Total liabilities and stockholders' equity	$29,752	$30,260

See accompanying notes.

Index

SCIENTIFIC LEARNING CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
Unaudited

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenues:
Products	$6,148	$8,907	$10,120	$13,534
Service and support	4,468	4,574	9,121	9,032
Total revenues	10,616	13,481	19,241	22,566

Cost of revenues:
Cost of products	545	659	946	1,087
Cost of service and support	2,010	2,381	4,206	4,868
Total cost of revenues	2,555	3,040	5,152	5,955

Gross profit	8,061	10,441	14,089	16,611

Operating expenses:
Sales and marketing	5,281	6,196	10,724	13,132
Research and development	1,205	1,603	2,742	3,722
General and administrative	1,909	1,952	3,850	3,948

Total operating expenses	8,395	9,751	17,316	20,802

Operating income (loss)	(334)	690	(3,227)	(4,191)

Interest and other income	56	112	118	332

Income (loss) before income tax	(278)	802	(3,109)	(3,859)
Income tax expense	36	1,240	66	1,243
Net loss	$(314)	$(438)	$(3,175)	$(5,102)

Basic and diluted net loss per share:	$(0.02)	$(0.03)	$(0.18)	$(0.29)
Shares used in computing basic and diluted net loss per share	17,984	17,425	17,931	17,381

See accompanying notes.

Index

Scientific Learning Corporation
Condensed Statements of Cash Flows
(In thousands)
Unaudited

	Six months ended June 30,
	2009	2008

Operating Activities:
Net loss	$(3,175)	$(5,102)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	711	595
Stock based compensation	748	1,175
Increase in deferred tax asset valuation allowance	-	1,191
Changes in operating assets and liabilities:
Accounts receivable	(1,338)	(4,278)
Prepaid expenses and other current assets	(106)	(75)
Other assets	(91)	(93)
Accounts payable	378	(67)
Accrued liabilities	(12)	288
Deferred revenue	(1,338)	(2,444)
Other liabilities	60	24

Net cash used in operating activities	(4,163)	(8,786)

Investing Activities:
Purchases of property and equipment, net	(517)	(199)
Additions to capitalized software	(752)	-
Purchase of Soliloquy	-	(10,130)

Net cash used in investing activities	(1,269)	(10,329)

Financing Activities:
Borrowings under bank line of credit	2,500	-
Proceeds from issuance of common stock, net	331	215

Net cash provided by financing activities	2,831	215

Decrease in cash and cash equivalents	(2,601)	(18,900)

Cash and cash equivalents at beginning of period	7,550	21,179

Cash and cash equivalents at end of period	$4,949	$2,279

See accompanying notes.

Index

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

Our current operating assumptions and projections reflect management’s best estimate of future revenue, operating expenses, and capital commitments, and indicate that our current sources of liquidity, including the bank line of credit, should be sufficient to fund operations through at least June 30, 2010.

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

Interim Financial Information

The interim financial information as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 is unaudited, and includes all normal recurring adjustments and an adjustment to account for the acquisition of Soliloquy Learning that we consider necessary for a fair presentation of our financial position at such date and our results of operations and cash flows for those periods.

These condensed financial statements and notes should be read in conjunction with our audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

Net Loss per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution of securities by adding common stock equivalents (computed using the treasury stock method) to the weighted-average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities of 3,342,484 and 3,921,553 have been excluded from the computation of diluted net loss per share in the six month periods ending June 30, 2009 and 2008, respectively, as their inclusion would be antidilutive.

Index

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

The following table sets forth the computation of net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(314)	$(438)	$(3,175)	$(5,102)
Weighted average shares used in calculation of basic net loss per share	17,984	17,425	17,931	17,381
Effect of dilutive securities:
Employee stock options and awards	-	-	-	-

Weighted-average basic and diluted common shares	17,984	17,425	17,931	17,381

Net loss per common share - basic and diluted	$(0.02)	$(0.03)	$(0.18)	$(0.29)

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations" and Statement of Financial Accounting Standards No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51". SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 became effective for us beginning in the first quarter of fiscal 2009 and did not have a material impact on our financial statements.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS 165 requires an entity to disclose the date through which subsequent events have been evaluated. We have adopted SFAS 165 and evaluated subsequent events through the issuance of our condensed financial statements on August 10, 2009.

Index

Notes to Condensed Financial Statements

2. Restructuring

On January 7, 2009, we announced a series of changes intended to better align our costs and organization structure with the current economic environment and improve our profitability. These changes included a reduction in our work force of approximately 14% during the first quarter of 2009. We notified most employees affected by the workforce reduction on January 6, 2009.  We accrued severance costs of approximately $104,000 in the year ended December 31, 2008 and $287,000 in the quarter ended March 31, 2009.  The costs were mainly recorded in the Research and Development and the Sales and Marketing line items in our Condensed Statement of Operations and were paid in full by June 30, 2009, as shown in the following table (dollars in thousands):

Accrued severance costs, January 1, 2009	$104

Restructuring charges	287

Cash paid	(391)
Accrued severance costs, June 30, 2009	$-

3. Stock-Based Compensation

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). We recognized stock-based compensation expense of $340,000 and $748,000 in the three months and six months ended June 30, 2009, respectively, compared with $647,000 and $1.2 million for the three and six months ended June 30, 2008.

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

Summary of Stock Options

We granted 354,000 stock options in the six month period ended June 30, 2009. There were no stock options granted in the six month period ended June 30, 2008.

The aggregate intrinsic value of options outstanding at June 30, 2009 was approximately $643,000 and was calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 1,259,892 shares that had exercise prices that were lower than the $1.95 market price of our common stock at June 30, 2009 (“in the money options”). The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $84,000 and $55,000, respectively.  The intrinsic value of options vested during the six months ended June 30, 2009 and 2008 was $209,000 and $538,000, respectively. The weighted-average grant-date fair value of stock options awarded during the six months ending June 30, 2009 was $1.97.

Index

Notes to Condensed Financial Statements

3. Stock-Based Compensation (continued)

As of June 30, 2009, total unrecognized compensation cost related to stock options granted under our various plans was $539,000. We expect that cost to be recognized over a weighted-average period of 2.9 years.

Summary of Restricted Stock Units

We granted 61,721 and 380,400 restricted stock units during the six month periods ended June 30, 2009 and 2008, respectively.

The fair value of restricted stock units was calculated based upon the fair market value of our stock at the date of grant, less an estimate of pre-vesting forfeitures. The weighted-average grant-date fair value of restricted stock units awarded during the six months ending June 30, 2009 and 2008 was $1.96 and $4.74, respectively.

As of June 30, 2009, total unrecognized compensation cost related to restricted stock units was $2.1 million. We expect that cost to be recognized over a weighted-average period of 2.3 years.

Disclosures Pertaining to All Share-Based Compensation Plans

Cash received under all share-based payment arrangements for the six months ended June 30, 2009 and 2008 was $331,000 and $215,000, respectively, related to the exercise of stock options. Because of our net operating losses and related valuation allowance, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the six months ended June 30, 2009 or 2008.

4. Comprehensive Loss

We have no items of other comprehensive loss, and accordingly, the comprehensive loss is equal to the net loss for all periods presented.

5. Warranties; Indemnification

We generally provide a warranty that our software products substantially operate as described in the manuals and guides that accompany the software for a period of 90 days. The warranty does not apply in the event of misuse, accident, and certain other circumstances. To date, we have not incurred any material costs associated with these warranties and have no accrual for such items at June 30, 2009.

From time to time, we enter into contracts that require us, upon the occurrence of certain contingencies, to indemnify parties against third party claims. These contingent obligations primarily relate to (i) claims against our customers for violation of third party intellectual property rights caused by our products; (ii) claims resulting from personal injury or property damage resulting from our activities or products; (iii) claims by our office lessor arising out of our use of the premises; and (iv) agreements with our officers and directors under which we may be required to indemnify such persons for liabilities arising out of their activities on behalf of ourselves. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our balance sheet as of June 30, 2009 or June 30, 2008.

6. Bank Line of Credit

On January 30, 2009 we amended our existing revolving line of credit agreement with Comerica Bank.  The maximum that can be borrowed under the agreement is $5.0 million.  The line expires on December 31, 2009. Borrowing under the line of credit bears interest at a “daily adjusting LIBOR rate.”  Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and, as amended, financial covenants requiring us to maintain a minimum adjusted quick ratio of 1.15 and net worth not less than negative $2 million. The agreement includes a letter of credit sublimit not to exceed $1.0 million. At June 30, 2009, we have

Index

Notes to Condensed Financial Statements

6. Bank Line of Credit (continued)

outstanding borrowings of $2.5 million, an outstanding letter of credit for $206,000, and we are in compliance with all of our covenants.

7. Provision for Income Taxes

In the three and six months ending June 30, 2009, we recorded income tax expense of $36,000 and $66,000 respectively, principally consisting of deferred tax expense relating to the amortization of acquired goodwill and state tax expense. In the three and six months ending June 30, 2008, we recorded income tax expense of $1.2 million, consisting of an increase to our deferred tax asset valuation allowance.  We reestablished a full valuation allowance against our deferred tax asset based on our assessment that we no longer met the criteria that the asset will more likely than not be realized.

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

8. Software and web site development costs

We account for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model.  In 2008, 2007 and 2006 costs incurred subsequent to the establishment of technological feasibility for new projects were not significant, and were charged to research and development expense. In the six months ended June 30, 2009, we capitalized approximately $752,000 of costs relating to a new Reading Assistant product that had reached technological feasibility. We will amortize these costs to cost of product revenues over the estimated useful life of the software, which is expected to be three years, starting when the product is released for sale.

In accordance with Emerging Issues Task Force (“EITF”) 00-2, “Accounting for Web Site Development Costs,” we capitalize certain web development costs.  At June 30, 2009 we have capitalized approximately $586,000 in web site development costs under EITF 00-2.  We began to amortize these costs during the three months ended June 30, 2009.  Cost will be amortized over a period corresponding to the estimated life of the related products, expected to be five years.

9. Fair value measurements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements.” Level 1 financial assets measured at fair value on a recurring basis consist of money market funds (cash equivalents) of approximately $4.5 million as of June 30, 2009 and approximately $6.8 million at December 31, 2008.  We have no Level 2 or Level 3 financial assets measured at fair value on a recurring basis as of June 30, 2009 or at December 31, 2008.

10. Inventories

Inventories of $406,000 and $236,000 at June 30, 2009 and December 31, 2008, respectively, are included in “Prepaid expenses and other current assets” and consist entirely of finished goods.

Index

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

Overview

We develop, distribute and license technology that accelerates learning by improving the processing efficiency of the brain.  Based on more than 30 years of neuroscience and cognitive research, our family of products improves brain fitness with technology-based exercises that build the cognitive skills required to read and learn effectively. Extensive outcomes research by independent researchers, our founding scientists, school districts and our company demonstrates the rapid and lasting gains achieved through participation in our products. Our products are marketed primarily to K-12 schools in the US, to whom we sell through a direct sales force.  To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support.  Since our inception, learners have used our products nearly 1.7 million times and approximately 6,000 schools have purchased at least $10,000 of our product licenses and services.  As of June 30, 2009 we had 199 full-time equivalent employees, compared to 223 at December 31, 2008.

In January 2009 we announced a 14% reduction in our workforce which was implemented during the first quarter of 2009.

Business Highlights

We market our Fast ForWord and Reading Assistant products primarily as a reading intervention solution for struggling and special education students and English Language Learners.  According to the U.S. Department of Education, in 2007, 33% of fourth graders in the United States had “below basic” reading scores and 67% were not proficient in reading, and between 1992 and 2007 there was only a modest improvement in the proportion of fourth graders performing at the “below basic” level.  While our installed base is growing, the approximately 6,000 schools that have purchased at least $10,000 of our product licenses and services represent a small fraction of the approximately 115,000 K-12 schools in the US.

Federal education funds are a critical resource in helping school districts address the needs of the most challenged learners.  We believe that a significant proportion of our sales are funded by federal sources, particularly Title One and IDEA (special education) grants.  With the passage of the American Recovery and Reinvestment Act (“ARRA” - the recent stimulus bill), these two federal sources are together projected to increase from $24.9 billion in the 2008 – 2009 school year to $37 billion in the 2009 – 2010 school year. State funds also provide school districts with funds that are used to purchase our products. However, there continues to be uncertainty about and delay in the timing of the release of these ARRA funds to school districts.  State funds provide school districts with the majority of their funding, and those funds are also sometimes used to purchase our products.  States faced severe budget shortfalls in fiscal 2009 and forecast continuing funding difficulties in 2010.   The National Conference of State Legislatures estimates that the cumulative state budget gap was $113.2 billion in fiscal 2009, and in June 2009, forecast a cumulative budget gap for 2010 of $142.6 billion, involving 46 states.

Index

Company Highlights

For the three months ended June 30, 2009, our total revenue decreased by 21% compared to the three months ended June 30, 2008 and for the six months ended June 30, 2009 our total revenue declined 15%.  Product revenue declined by 31% and 25% for the three and six month periods ended June 30, 2009, respectively, compared to the same periods in 2008, mainly because of reductions in license sales and the deferral of revenue on transactions that included our new Reading Assistant Expanded Edition product, which we expect to deliver in September 2009.  Service and support revenue decreased by 2% in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and increased by 1% for the six month period.

For the three months and six months ended June 30, 2009, our total booked sales decreased by 10% and 6%, respectively, over the same periods in 2008.  (Booked sales is a non-GAAP financial measure.  For more explanation on booked sales, see Revenue below). K-12 sales decreased by 8% and 2% in the three and six month periods ended June 30, 2009, respectively, compared to the same periods in 2008, and non school sales, including private practice, international and OEM customers, decreased by 23% and 30% in the same periods. As we have discussed before, the characteristics of our public school market cause us to have a somewhat long and unpredictable sales cycle, and we believe that this cycle has been further complicated by the uncertainty over and delays in the timing of the release of stimulus funding pursuant to ARRA. For the three months ended June 30, 2009, we closed 25 transactions in excess of $100,000, compared to 31 in the second quarter of 2008. We believe that the decrease in non school sales is primarily caused by adverse economic conditions affecting our customers in both the private practice and international markets.

For the three months and six months ended June 30, 2009, gross margin declined by 1% compared to the same periods in 2008, mainly due to a change in revenue mix. Operating expenses decreased by 14% and 17% for the three months and six months ended June 30, 2009, respectively, mostly due to cost savings resulting from our restructuring initiative in January 2009.

We recorded a net loss of $314,000 for the three months ended June 30, 2009 compared to a net loss of $438,000 in the same period in 2008.  We recorded a net loss of $3.2 million for the six months ended June 30, 2009 compared to a net loss of $5.1 million in the same period in 2008.

We launched our BrainSpark and BrainPro online consumer offerings during the three months ended June 30, 2009, which are marketed directly to parents for use with children at home. Revenues from these offerings were not significant.

At June 30, 2009 we had borrowings under our credit line with Comerica Bank of $2.5 million.

Results of Operations

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2009	Change	2008	2009	Change	2008
Products	$6,148	-31%	$8,907	$10,120	-25%	$13,534
Service and support	4,468	-2%	4,574	9,121	1%	9,032
Total revenues	$10,616	-21%	$13,481	$19,241	-15%	$22,566

For the three months ended June 30, 2009, our total revenue decreased by 21% compared to the three months ended June 30, 2008 and for the six months ended June 30, 2009 our total revenue declined 15%.  Product revenue declined by 31% and 25% for the three and six month periods ended June 30, 2009, respectively, compared to the same periods in 2008, mainly because of reductions in license sales and the deferral of approximately $1.9 million in product revenue on transactions that included our new Reading Assistant Expanded Edition product, which we expect to deliver in September 2009.  The deferred product revenue will be recognized on delivery of the Reading Assistant Expanded Edition to customers.  We believe that a number of significant license sales were delayed because of uncertainty over and delays in the release of stimulus funding to school districts in some states. Service and support revenue decreased by 2% in the three months ended June 30, 2009 compared to the three months ended June 30, 2008, largely due to the reduction in OEM revenue, and increased by 1% for the six month period.

Index

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

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2009	Change	2008	2009	Change	2008
Total deferred revenue beginning of period	$17,273		$19,765	$19,952		$22,955
Booked sales	12,961	(10%)	14,337	18,993	(6%)	20,232
Less: revenue	10,616	(21%)	13,481	19,241	(15%)	22,566
Other adjustments	(1,004)		-	(1,090)		-
Total deferred revenue end of period	$18,614	(10%)	$20,621	$18,614	(10%)	$20,621

Booked sales in the K-12 sector decreased by 8% and 2% in the three and six month periods ended June 30, 2009, respectively, compared to the same periods in 2008, mainly because of uncertainty about and delays in the release of ARRA stimulus funding to school districts in some states.   Booked sales to the K-12 sector for the three and six months ended June 30, 2009 were 90% of total booked sales in both periods, compared to 88% and 87% in the equivalent periods in 2008.

Booked sales to non-school customers, including both private practice clinicians and international customers, decreased by 23% and 30% respectively in the three and six month periods ended June 30, 2009 compared to the same period in 2008.  We believe that the decrease in non school sales is primarily caused by adverse economic conditions affecting our customers in both the private practice and international markets. The sales decrease also reflects a decline of $408,000 in OEM sales related to the Reading Assistant product line in the six months ended June 30, 2009 as compared to the same period in 2008, because we are no longer focusing on new OEM projects, and $121,000 in sales to correctional institutions, a market segment to which we no longer devote resources.

During the second quarter of 2009, we closed 25 sales that had a contract value in excess of $100,000, compared to 31 in the same period in 2008.  For the three months ended June 30, 2009 and 2008 respectively, approximately 59% and 69% of our booked sales were realized from booked sales over $100,000.  Large booked sales include volume and negotiated discounts but the percentage discount applicable to any given transaction will vary and the relative percentage of large booked sales and smaller booked sales in a given quarter may fluctuate.  Because we discount product license fees but do not discount service and support fees, product booked sales and revenue are disproportionately affected by discounting.  We cannot predict the size and number of large transactions in the future.

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

Index

Gross Profit and Cost of Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2009	2008	2009	2008
Gross profit on products	$5,603	$8,248	$9,174	$12,447
Gross profit margin on products	91%	93%	91%	92%
Gross profit on service and support	2,458	2,193	4,915	4,164
Gross profit margin on services and support	55%	48%	54%	46%
Total gross profit	$8,061	$10,441	$14,089	$16,611
Total gross profit margin	76%	77%	73%	74%

The overall gross profit margin decreased by 1% in both the three and six months ended June 30, 2009 compared to the same periods in the prior year, mainly due to a change in revenue mix. Higher margin product revenues comprised 58% and 53% of total revenues in the three and six months ended June 30, 2009, respectively, compared to 66% and 60% in the equivalent periods in 2008. Product margins declined in both the three and six months ended June 30, 2009 compared to the prior year, due to the impact of amortization expense arising from the assets acquired from Soliloquy and product costs associated with Reading Assistant. Service and support margins improved principally due to year over year price increases and cost savings resulting from more efficient delivery of services.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2009	Change	2008	2009	Change	2008
Sales and marketing	$5,281	-15%	$6,196	$10,724	-18%	$13,132
Research and development	1,205	-25%	1,603	2,742	-26%	3,722
General and administrative	1,909	-2%	1,952	3,850	-2%	3,948
Total operating expenses	$8,395	-14%	$9,751	$17,316	-17%	$20,802

Sales and Marketing Expenses: Sales and marketing expenses consist principally of salaries and incentive compensation paid to employees engaged in sales and marketing activities, travel costs, tradeshows, conferences, and marketing and promotional materials.  The decrease in sales and marketing expenses in the three months and six ended June 30, 2009 compared to the same period in 2008 is primarily due to lower headcount related costs as a result of the restructuring actions taken in January 2009. At June 30, 2009, we had 43 quota-bearing sales personnel compared to 53 at June 30, 2008.

Research and Development Expenses: Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs.  Research and development expenses decreased by 25% and 26% in the three and six month periods ended June 30, 2009, respectively, compared to the same periods in 2008, due to lower headcount related costs as a result of the restructuring actions taken in January 2009 and the capitalization in the three and six month periods ended June 30, 2009 of approximately $427,000 and $752,000,respectively, of costs relating to a new Reading Assistant product where technological feasibility has been established according to the provisions of SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.,”

General and Administrative Expenses: General and administrative expenses principally consist of salaries and compensation paid to our executives, accounting staff and other support personnel, as well as travel expenses for these employees, and outside legal and accounting fees. The decrease in general and administrative expenses is primarily due to reduced headcount and consulting expenses as a result of the restructuring actions taken in January 2009.

Index

Interest and Other Income, net

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2009	Change	2008	2009	Change	2008
Net interest income (expense)	$(23)	-330%	$10	$(19)	-123%	$84
Reclassification of service revenue	55	-24%	72	108	-26%	145
Other	24	-20%	30	29	-72%	103
Interest and other income, net	$56	-50%	$112	$118	-64%	$332

Interest and other income decreased in both the three and six month periods ended June 30, 2009 compared to the prior year periods because of lower reclassifications of service and support revenue relating to a customer for whom we are no longer performing services, less interest on our cash balances, interest expense on our bank loan since January 2009, and the reclassification of royalty income from Posit Science which is now classified as product revenue.

Provision for Income Taxes

In the three and six months ending June 30, 2009, we recorded income tax expense of $36,000 and $66,000 respectively, principally consisting of deferred tax expense relating to the amortization of acquired goodwill and state tax expense. In the three and six months ending June 30, 2008, we recorded income tax expense of $1.2 million, consisting of an increase to our deferred tax asset valuation allowance.  We reestablished a full valuation allowance against our deferred tax asset based on our assessment that we no longer met the criteria that the asset will more likely than not be realized.

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

Liquidity and Capital Resources

Our cash, cash equivalents and short term investments were $4.9 million at June 30, 2009, compared to $7.6 million at December 31, 2008.

We expect that during at least the next twelve months our cash flow from operations together with our current cash balances will be our primary source of liquidity and will be sufficient to provide the necessary funds for our operations and capital expenditures.  Historically, we have used cash in our operations during the first half of the year and built cash in the second half.  This pattern results largely from our seasonally low sales in the first calendar quarter, which reflects our industry pattern, and the time needed to collect on sales made towards the end of the second quarter.   However, we expect that our current cash balances together with the borrowing capacity under our credit line, if required, will be sufficient to fund our operating requirements during the next twelve months. Accomplishing this will require us to meet specific booked sales targets.  We cannot assure you that we will meet our targets with respect to booked sales, revenues, expenses or operating results.

On January 30, 2009 we amended our existing revolving line of credit agreement with Comerica Bank.  The maximum that can be borrowed under the agreement is $5.0 million.  The line expires on December 31, 2009. Borrowing under the line of credit bears interest at a “daily adjusting LIBOR rate.”  Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and, as amended, financial covenants requiring us to maintain a minimum adjusted quick ratio of 1.15 and net worth not less than negative $2 million.  The agreement includes a letter of credit sublimit not to exceed $1.0 million. At June 30, 2009, we have

Index

outstanding borrowings of $2.5 million, an outstanding letter of credit for $206,000, and we are in compliance with all of our covenants.

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

Net cash used in operating activities for the six months ended June 30, 2009 was $4.2 million versus cash used of $8.8 million during the same period in 2008.  This improvement was mainly the result of lower expenses as a result of our January 2009 restructuring actions and the capitalization of Reading Assistant development costs.

Net cash used in investing activities for the six months ended June 30, 2009 was $1.3 million, due to capital spending and additions to capitalized software. Net cash used in investing activities for the six months ended June 30, 2008 was $10.3 million, due to the acquisition of Soliloquy Learning.

Net cash provided by financing activities for the six months ended June 30, 2009 was $2.8 million, consisting of bank borrowings of $2.5 million and $331,000 from proceeds from the exercise of stock options. Financing activities generated $215,000 for the six months ended June 30, 2008 from proceeds from the exercise of stock options.

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

The following table summarizes our obligations at June 30, 2009 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

(dollars in thousands)	Less than 1 year	2-3 years	4-5 years	Thereafter	Total
Contractual Obligations:
Operating lease obligations	$1,281	$2,614	$1,879	$-	$5,774
Purchase obligations	150	300	300	75	$825
Repayment of debt	2,500	-	-	-	$2,500
Total	$3,931	$2,914	$2,179	$75	$9,099

Our purchase order commitments at June 30, 2009 are not material.

Index

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

In addition, as discussed in Note 8 to the Condensed Financial Statements, in the six months ended June 30, 2009 we capitalized approximately $752,000 of costs relating to a new Reading Assistant product that had reached technological feasibility, pursuant to SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.,” The rules that govern how development costs are accounted for can have a major impact on our reported financial results. Significant judgment is required in assessing whether and when products have reached technological feasibility. We are also required to use judgment to estimate the net realizable value of the asset by projecting future revenues and cash flows expected to be generated by the products, in order to determine whether the unamortized cost exceed the net realizable value. Moreover, any future changes to our software product offerings could result in write-offs of previously capitalized costs and have a significant impact on our financial results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the rate of interest that we earn on our cash and cash equivalents and the rate that we pay on our outstanding borrowings. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at June 30, 2009 would not have a material affect on our results of operations.

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

As required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, and concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

Index

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

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

Like other companies in the instructional market, our sales to K-12 schools are affected by school purchasing cycles and procedures, which can be quite bureaucratic.  The cost of some of our K-12 license packages requires multiple levels of approval in a political environment, which results in a time-consuming sales cycle that can be difficult to predict.  When a district decides to finance its license purchase, the time required to obtain necessary approvals can be extended even further.  In addition, sales to schools are subject to budgeting constraints, which may require schools to find available discretionary funds, obtain grants or wait until subsequent budget cycles.  As a result, our sales cycle generally takes months, and in some cases, can take a year or longer.  We believe that the severity of the current economic downturn and the resulting funding uncertainties have lengthened this cycle and may be making it less predictable.  Therefore, we may devote significant time and energy to a particular customer sale over the course of many months, and then not make the sale when expected or at all.  This can result in lost opportunities that can materially and adversely impact our revenue and profit.

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

State and local school funding is being significantly impacted by decreases in tax revenues due to the current severe economic downturn. States experienced substantial budget gaps in fiscal 2009 and face increasing pressure in 2010, because of the significant adverse events in the credit, housing and job markets and the national and global recession. While education spending remains an important priority for states, it faces competition from demands for relief for homeowners, transportation spending and rising healthcare costs.  A continued reduction in state tax revenues could have a materially adverse impact on our revenue.

When state and local funding is reduced, federal funding becomes even more important for school districts.  While the American Recovery and Reinvestment Act (ARRA) provides very substantial increases in funding for IDEA and Title One over a two-year period, we expect that the competition between vendors and programs for that funding to be intense.  In addition, there has been some uncertainty over the rules governing the use of the increased funding, causing confusion and delay among educators, and the release of ARRA education funding to school districts has been delayed in some states.  The current extraordinary levels of federal spending directed to economic recovery, the federal budget deficit and competing federal priorities could adversely impact the availability of federal education funding.  A cutback in federal education funding could have a materially adverse impact on our revenue.

Index

Sales in our non school markets may continue to be affected by the current severe global recession.

Our non school sales consist principally of sales to private speech and language and other healthcare providers, sales to our international value-added resellers, and sales to government agencies for correctional institutions.  In addition, during 2009 we launched new products marketed to parents for at-home use by their children.

Historically, sales to private providers have been adversely impacted by economic downturns, as many parents postpone or forego these services when their financial resources are reduced.  During the 2009 first half, sales to both private providers and to our international channel declined substantially compared to the prior year.  We believe that this decline is a result of present global economic difficulties.  The current recession may likewise adversely affect our potential sales to parents of our new BrainSpark and BrainPro products.  Sales for correctional institutions may be affected by the same state and local government funding pressures as K-12 schools.

Our current liquidity resources may not be sufficient to meet our needs.

We believe that cash flow from operations, together with our current cash balances, will be our primary source of funding for our operations during 2009 and the next several years.  In 2008, we used $13.6 million from our cash balances, with $10.1 million used for the acquisition of the Soliloquy business and $3.7 million used in operating activities. In 2007 and 2006, we generated $6.1 million and $4.3 million, respectively, in cash from operating activities.  We ended 2008 with $7.6 million in cash and cash equivalents.  In the first quarter of 2009, we amended our $5 million credit line from Comerica Bank to extend the line through December 31, 2009 and to relax certain covenants, and we drew down $2.5 million under that line.  At June 30, 2009, we had $4.9 million in cash and cash equivalents.

Historically, we have used cash in our operations during the first half of the year and built cash in the second half.  This pattern results largely from our seasonally low sales in the first calendar quarter, which reflects our industry pattern, and the time needed to collect on sales made towards the end of the second quarter. This pattern continued in the first half of 2009, when we used $4.2 million in our operations.  While we expect that our current cash balances together with the borrowing capacity under our credit line and cash generated from operations will be sufficient to fund our operating requirements during the next 12 months, this will require us to meet certain levels of booked sales and collections.  We cannot assure you that we will meet our targets with respect to booked sales, revenues, expenses or operating results.

At June 30, 2009, $2.5 million in borrowing was outstanding under our credit line with Comerica and we were in compliance with the covenants of that line.  Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and financial covenants requiring us to maintain a minimum adjusted quick ratio of 1.15 and net worth not less than negative $2 million. If we do not comply with the covenants, we risk being unable to borrow under the credit line.

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

Our revenue and net income or loss are difficult to predict and may fluctuate substantially from quarter to quarter and from year to year.  We had an operating loss of approximately $3.2 million in the first half of 2009.  In 2008, we had an operating loss of approximately $2.6 million and a net loss of approximately $3.3 million. In 2007, we had an operating loss of approximately $1.2 million and net income of approximately $1.2 million.

Index

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

Index

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

Index

Our new BrainSpark and BrainPro products are marketed directly to parents.  We may be unable to successfully penetrate this market.

In the US, we presently market primarily to K-12 public schools.  Parents who purchase our products for use with their children do so through our much smaller channel, private providers, in which the marketing is done by the individual private provider.  For the BrainSpark and Brain Pro offerings launched in 2009, we are marketing and selling directly to parents, a new market for us.  We may find our marketing efforts in this market less effective or more expensive than we have planned.  The current recession may make our marketing and sales efforts in this market more difficult than we expect. If our marketing efforts are less effective than we expect, we may be unable to achieve our planned level of sales and revenue from this market. If our sales and revenue are substantially less than expected, this may cause us to incur impairment charges against the capitalized development costs for these products.

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

Index

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

Our common stock presently trades on the Nasdaq Capital Market.  In November 2008 we moved to the Nasdaq Capital Market from the Nasdaq Global Market, because the market value of our common stock fell below the required threshold for the Global Market due to declines in our stock price.  Our trading volume is low.  For example

Index

during the second quarter of 2009, our average daily trading volume was approximately 10,900 shares.  As a result, the ability of holders of our common stock to sell such common stock and thereby monetize their investment may be limited. In addition, the market price of our common stock has been highly volatile since we became publicly traded and could continue to be subject to wide fluctuations.

The ownership of our common stock is concentrated.

At June 30, 2009, Trigran Investments owned approximately 28% of our outstanding stock, and our officers and directors held approximately 6% of the outstanding stock.  As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may have interests that diverge from those of other stockholders.  This concentration of ownership may also delay, prevent or deter a change in control of our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On June 2, 2009 the Company held its annual meeting of stockholders. At the meeting, the following matters were voted upon.
Proposal 1 - Election of Directors. Each of the nine nominees was elected, as follows:

Nominee	Vote for Nominee	Vote Withheld from Nominee
Edward Vermont Blanchard, Jr.	15,657,659	490,724
Robert C. Bowen	15,089,759	1,058,624
Rodman W. Moorhead III	15,042,007	1,106,376
Michael A. Moses	15,076,788	1,071,595
D. Andrew Myers	15,124,124	1,024,259
Lance R. Odden	15,453,837	694,546
David W. Smith	15,547,532	600,851
Paula A. Tallal	14,367,956	1,780,427
Jeffrey D. Thomas	15,546,532	601,851

Proposal 2. Approval of an amendment to the Company’s 1999 Equity Incentive Plan to increase the aggregate number of shares authorized for issuance thereunder by 1,250,000 shares to an aggregate of 7,742,666 shares.  The proposal was passed, as follows

Votes For	7,732,334
Votes Against	2,187,469
Abstentions	1,909

Proposal 3. Ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.  The proposal was passed, as follows:

Votes For	15,519,389
Votes Against	541,140
Abstentions	87,854

Index

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

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2009

Scientific Learning Corporation (Registrant)

By:	/s/ Robert E. Feller
Robert E. Feller
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)