Form 10-Q
period 2009-09-30
SCIENTIFIC LEARNING CORP
filed 2009-11-06
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes    ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).    Yes  ☐    No  ☒

As of October 15, 2009, there were 18,157,965 shares of Common Stock outstanding.

SCIENTIFIC LEARNING CORPORATION

INDEX TO FORM 10-Q
FOR THE QUARTER ENDED September 30, 2009

Index

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Scientific Learning Corporation
Condensed Balance Sheets
(In thousands)

	September 30,	December 31,
	2009	2008
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$16,908	$7,550
Accounts receivable, net	10,284	7,717
Prepaid expenses and other current assets	1,726	1,341

Total current assets	28,918	16,608

Property and equipment, net	1,671	1,552
Goodwill	4,568	4,568
Other intangible assets, net	5,715	6,424
Other assets	2,096	1,108

Total assets	$42,968	$30,260

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$953	$674
Accrued liabilities	6,365	3,964
Deferred revenue	18,902	15,521

Total current liabilities	26,220	20,159
Deferred revenue, long-term	6,274	4,431
Other liabilities	713	625

Total liabilities	33,207	25,215

Stockholders' equity :
Common stock and addditional paid in capital	86,534	85,098
Accumulated deficit	(76,773)	(80,053)

Total stockholders' equity	9,761	5,045

Total liabilities and stockholders' equity	$42,968	$30,260

See accompanying notes.

Index

SCIENTIFIC LEARNING CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenues:
Products	$15,510	$7,475	$25,630	$21,009
Service and support	4,783	5,220	13,904	14,252
Total revenues	20,293	12,695	39,534	35,261

Cost of revenues:
Cost of products	1,015	599	1,961	1,686
Cost of service and support	2,236	2,411	6,442	7,279
Total cost of revenues	3,251	3,010	8,403	8,965

Gross profit	17,042	9,685	31,131	26,296

Operating expenses:
Sales and marketing	6,243	5,329	16,967	18,461
Research and development	1,846	1,545	4,588	5,267
General and administrative	2,169	2,398	6,019	6,346

Total operating expenses	10,258	9,272	27,574	30,074

Operating income (loss)	6,784	413	3,557	(3,778)

Interest and other income (expense), net	(28)	141	90	473

Income (loss) before income tax	6,756	554	3,647	(3,305)
Income tax expense (benefit)	301	(36)	367	1,207
Net income (loss)	$6,455	$590	$3,280	$(4,512)

Basic net income (loss) per share:	$0.36	$0.03	$0.18	$(0.26)
Shares used in computing basic net income (loss) per share	18,077	17,552	17,980	17,438
Diluted net income (loss) per share:	$0.35	$0.03	$0.18	$(0.26)
Shares used in computing diluted net income (loss) per share	18,648	18,283	18,505	17,438

See accompanying notes.

Index

Scientific Learning Corporation
Condensed Statements of Cash Flows
(In thousands)
Unaudited

	Nine months ended September 30,
	2009	2008

Operating Activities:
Net income (loss)	$3,280	$(4,512)
Items to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,183	932
Stock based compensation	1,034	1,618
Increase in deferred tax asset valuation allowance	-	1,191
Changes in operating assets and liabilities:
Accounts receivable	(2,567)	(4,580)
Prepaid expenses and other current assets	(385)	(164)
Other assets	(11)	(117)
Accounts payable	279	(444)
Accrued liabilities	2,401	682
Deferred revenue	5,224	46
Other liabilities	88	128

Net cash provided by (used in) operating activities	10,526	(5,220)

Investing Activities:
Purchases of property and equipment, net	(584)	(206)
Additions to capitalized software	(986)	-
Purchase of Soliloquy	-	(10,133)

Net cash used in investing activities	(1,570)	(10,339)

Financing Activities:
Borrowings under bank line of credit	2,500	-
Repayment of borrowings	(2,500)	-
Proceeds from issuance of common stock, net	402	451

Net cash provided by financing activities	402	451

Increase (decrease) in cash and cash equivalents	9,358	(15,108)

Cash and cash equivalents at beginning of period	7,550	21,179

Cash and cash equivalents at end of period	$16,908	$6,071

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

Our current operating assumptions and projections reflect management’s best estimate of future revenue, operating expenses, and capital commitments, and indicate that our current sources of liquidity, including the bank line of credit, should be sufficient to fund operations through at least September 30, 2010.

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

Interim Financial Information

The interim financial information as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 is unaudited, and includes all normal recurring adjustments and an adjustment to account for the acquisition of Soliloquy Learning that we consider necessary for a fair presentation of our financial position at such date and our results of operations and cash flows for those periods.  The balance sheet as of December 31, 2008 has been derived from audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements.  In addition, the results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2009, or for any other period.

These condensed financial statements and notes should be read in conjunction with our audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

Subsequent events

We have evaluated subsequent events through the issuance of our condensed financial statements on November 6, 2009.

Index

Notes to Condensed Financial Statements

Summary of Significant Accounting Policies (continued)

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution of securities by adding common stock equivalents (computed using the treasury stock method) to the weighted-average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities of 1,242,399 and 3,743,346 have been excluded from the computation of diluted net income per share in the nine month periods ending September 30, 2009 and 2008, respectively, as their inclusion is antidilutive.

The following table sets forth the computation of net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$6,455	$590	$3,280	$(4,512)
Weighted average shares used in calculation of basic net loss per share	18,077	17,552	17,980	17,438
Effect of dilutive securities:
Employee stock options and awards	571	731	525	-
Weighted-average diluted common shares	18,648	18,283	18,505	17,438
Net income (loss) per common share - basic	$0.36	$0.03	$0.18	$(0.26)

Net income (loss) per common share - diluted	$0.35	$0.03	$0.18	$(0.26)

Recent Accounting Pronouncements

In April 2008 the FASB issued FASB Staff Position (FSP) SFAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards ASC 350,” Intangibles – Goodwill and Other”  (formerly SFAS 142, “Goodwill and Other Intangible Assets.”). This new staff position is intended to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under Statement of Financial Accounting Standards ASC 805, “Business Combinations” (formerly SFAS 141(R), “Business Combinations.”) FSP SFAS 142-3 became effective beginning with our first quarter of 2009 and did not have a material impact on our financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” or SFAS No. 168.  SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States.  SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 will not impact our financial position or results of operations.

Index

Notes to Condensed Financial Statements

2. Restructuring

On September 1, 2009, we announced a plan to consolidate our product development and product management leadership functions in our Oakland, California headquarters. Under this plan, we expect to close our Waltham, Massachusetts office by the end of 2009. Approximately half of the Waltham office personnel are expected to remain with the company, while the remaining Waltham employees are expected to leave the company by the end of 2009. We notified the employees affected by the workforce reduction on September 1, 2009.

The Waltham office was acquired by Scientific Learning as part of its acquisition of the Reading Assistant product line in January 2008. We plan to continue to support and improve the Reading Assistant products, including the new Reading Assistant Expanded Edition that was launched in September 2009.

Restructuring costs were mainly recorded under Research and Development in our Condensed Statement of Operations and are shown in the following table (dollars in thousands):

Accrued at September 1, 2009	$136
Cash paid	(14)
Write offs	(9)
Accrued at September 30, 2009	$113

We expect to pay the majority of these costs during the fourth quarter of fiscal 2009. We also expect to incur additional restructuring costs in the fourth quarter as a result of closing the Waltham office prior to the end of the lease term.

3. Stock-Based Compensation

Accounting for Stock-Based Compensation

We recognized stock-based compensation expense of $286,000 and $1.0 million in the three months and nine months ended September 30, 2009, respectively, compared with of $443,000 and $1.6 million for the three and nine months ending September 30, 2008.

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

Index

Notes to Condensed Financial Statements

3. Stock-Based Compensation (continued)

Summary of Stock Options

We granted 487,900 and 30,000 stock options in the nine month periods ended September 30, 2009 and 2008, respectively, and 133,900 and 30,000 for the three month periods ended September 30, 2009 and 2008, respectively.

The aggregate intrinsic value of options outstanding at September 30, 2009 was approximately $3.3 million and is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 1,777,132 shares that had exercise prices that were lower than the $3.50 market price of our common stock at September 30, 2009 (“in the money options”). The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $121,000 and $144,000, respectively.  The intrinsic value of options vested during the nine months ended September 30, 2009 and 2008 was $296,000 and $669,000, respectively.

As of September 30, 2009, total unrecognized compensation cost related to stock options granted under our various plans was $600,000. We expect that cost to be recognized over a weighted-average period of 2.9 years.

Summary of Restricted Stock Units

We granted 61,721 and 382,900 restricted stock units during the nine month periods ended September 30, 2009 and 2008, respectively, and zero and 2,500 restricted stock units for the three month periods ended September 30, 2009 and 2008, respectively.

The fair value of restricted stock units was calculated based upon the fair market value of our stock at the date of grant, less an estimate of pre-vesting forfeitures. The weighted-average grant-date fair value of restricted stock units awarded during the nine months ending September 30, 2009 and 2008 was $1.96 and $4.74, respectively, and zero and $3.60 for the three month periods ended September 30, 2009 and 2008, respectively.

Disclosures Pertaining to All Share-Based Compensation Plans

Cash received under all share-based payment arrangements for the nine months ended September 30, 2009 and 2008 was $402,000 and $451,000 respectively, related to the exercise of stock options. Because of our net operating losses and related valuation allowance, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the nine months ended September 30, 2009 or 2008.

4. Comprehensive Loss

We have no items of other comprehensive loss, and accordingly, the comprehensive loss is equal to the net loss for all periods presented.

5. Warranties; Indemnification

We generally provide a warranty that our software products substantially operate as described in the manuals and guides that accompany the software for a period of 90 days. The warranty does not apply in the event of misuse, accident, and certain other circumstances. To date, we have not incurred any material costs associated with these warranties and have no accrual for such items at September 30, 2009.

Index

Notes to Condensed Financial Statements

5. Warranties; Indemnification (continued)

From time to time, we enter into contracts that require us, upon the occurrence of certain contingencies, to indemnify parties against third party claims. These contingent obligations primarily relate to (i) claims against our customers for violation of third party intellectual property rights caused by our products; (ii) claims resulting from personal injury or property damage resulting from our activities or products; (iii) claims by our office lessor arising out of our use of the premises; and (iv) agreements with our officers and directors under which we may be required to indemnify such persons for liabilities arising out of their activities on behalf of ourselves. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our balance sheet as of September 30, 2009 or December 31, 2008.

6. Bank Line of Credit

On January 30, 2009 we amended our existing revolving line of credit agreement with Comerica Bank.  The maximum that can be borrowed under the agreement is $5.0 million.  The line expires on December 31, 2009. Borrowing under the line of credit bears interest at a “daily adjusting LIBOR rate.”  Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and, as amended, financial covenants requiring us to maintain a minimum adjusted quick ratio of 1.15 and net worth not less than negative $2 million. The agreement includes a letter of credit sublimit not to exceed $1.0 million. At September 30, 2009, we have no outstanding borrowings, an outstanding letter of credit for $206,000, and we are in compliance with all of our covenants. During the three months ended September 30, 2009 we repaid the $2.5 million that we had borrowed in the three months ended March 31, 2009.

7. Provision for Income Taxes

In the three and nine months ending September 30, 2009, we recorded income tax expense of $301,000 and $367,000, respectively. For the three and nine months ended September 30, 2008 we recorded an income tax benefit of $36,000 and an expense of $1.2 million, respectively. The tax expense for the nine months ended September 30, 2009 consists primarily of deferred tax expense relating to the amortization of acquired goodwill, federal tax expense, and state tax expense. The tax expense for the nine months ended September 30, 2008 consisted primarily of the establishment of valuation allowance against our deferred tax assets.

Statement of Financial Accounting Standards ASC 740, “Accounting for Income Taxes” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have established and continue to maintain a full valuation allowance against our deferred tax assets as we do not believe that realization of those asserts is more likely than not.

At September 30, 2009, we have unrecognized tax benefits of approximately $1.9 million. We have approximately $4,000 of unrecognized tax benefits that, if recognized, would affect our effective tax rate. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months. Interest and penalty costs related to unrecognized tax benefits are insignificant and classified as a component of “Income Tax Expense” in the accompanying statement of operations.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Tax returns remain open to examination by the appropriate governmental agencies for tax years 2006 to 2008. The federal and state taxing authorities may choose to audit tax returns for tax years beyond the statue of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. We are not currently under audit in any major tax jurisdiction.

Index

Notes to Condensed Financial Statements

8. Software and web site development costs

Software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model.  In the nine months ended September 30, 2009, we capitalized approximately $986,000 of costs relating to our new Reading Assistant product that had reached technological feasibility. We began amortizing these costs to cost of product revenues over the estimated useful life of the software, which is expected to be three years, starting when the product was released for sale in September 2009.  We recorded amortization expense of $9,000 in the three months ended September 30, 2009.

At September 30, 2009 we have capitalized approximately $586,000 in web site development costs.  We began to amortize these costs during the three months ended June 30, 2009, and we have recorded amortization expense of $42,000 through September 30, 2009.  Costs will be amortized over a period corresponding to the estimated life of the related products, expected to be five years.

9. Fair value measurements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements.” Level 1 financial assets measured at fair value on a recurring basis consist of money market funds (cash equivalents) of approximately $16.7 million as of September 30, 2009 and approximately $6.8 million at December 31, 2008.  We have no Level 2 or Level 3 financial assets measured at fair value on a recurring basis as of September 30, 2009 or at December 31, 2008.

10. Inventories

Inventories of $505,000 and $236,000 at September 30, 2009 and December 31, 2008, respectively, are included in “Prepaid expenses and other current assets” and consist entirely of finished goods.

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

Overview

We develop, distribute and license technology that accelerates learning by improving the processing efficiency of the brain.  Based on more than 30 years of neuroscience and cognitive research, our family of products improves brain fitness with technology-based exercises that build the cognitive skills required to read and learn effectively. Extensive outcomes research by independent researchers, our founding scientists, school districts and our company demonstrates the rapid and lasting gains achieved through participation in our products. Our products are marketed primarily to K-12 schools in the US, to whom we sell through a direct sales force.  To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support.  Since our inception, learners have used our products nearly 1.8 million times and approximately 6,000 schools have purchased at least $10,000 of our product licenses and services.  As of September 30, 2009 we had 199 full-time equivalent employees, compared to 223 at December 31, 2008.

In January 2009 we announced a 14% reduction in our workforce which was implemented during the first quarter of 2009.  On September 1, 2009, we announced a plan to consolidate our product development and product management leadership functions in our Oakland, California headquarters. Under this plan, we expect to close our Waltham, Massachusetts office by the end of 2009.  Approximately seven Waltham employees are expected to leave the company by the end of 2009.

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

Federal education funds are a critical resource in helping school districts address the needs of the most challenged learners.  We believe that a significant proportion of our sales are funded by federal sources, particularly Title One and IDEA (special education) grants.  With the passage of the American Recovery and Reinvestment Act (“ARRA” - the recent stimulus bill), these two federal sources are together projected to increase from $24.9 billion in the 2008 – 2009 school year to $37 billion in the 2009 – 2010 school year. In most states the ARRA funds have been and are being disbursed to school districts, and we believe that the ARRA funding has had a substantial positive impact on our 2009 sales.

Index

State funds also provide school districts with funds that are used to purchase our products. State funds provide school districts with the majority of their funding, and those funds are also sometimes used to purchase our products.  States faced severe budget shortfalls in fiscal 2009 and forecast continuing funding difficulties in 2010.  The National Conference of State Legislatures estimates that the cumulative state budget gap was $113.2 billion in fiscal 2009, and in June 2009, forecast a cumulative budget gap for fiscal 2010 of $142.6 billion, involving 46 states.

Company Highlights

For the three months ended September 30, 2009, our total revenue increased by 60% compared to the three months ended September 30, 2008 and for the nine months ended September 30, 2009 our total revenue increased 12%. These revenue increases were primarily caused by strong sales driven by the improvement in the school funding environment, resulting from the temporary federal stimulus funding, and by sales productivity enhancements.  Revenue for the three months ended September 30, 2009 also benefited from the recognition of approximately $2 million of revenue that was previously deferred at June 30, 2009 relating to our Reading Assistant Expanded edition product upon the product’s release in September 2009. Product revenue increased by 107% and 22% for the three and nine month periods ended September 30, 2009, respectively, compared to the same periods in 2008.  Service and support revenue decreased by 8% in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and by 2% for the nine month period, mainly because of incremental OEM revenue that was recognized in 2008.

For the three months and nine months ended September 30, 2009, our total booked sales increased by 72% and 27%, respectively, over the same periods in 2008.  (Booked sales is a non-GAAP financial measure.  For more explanation on booked sales, see Revenue below). K-12 sales increased by 83% and 36% in the three and nine month periods ended September 30, 2009, respectively, compared to the same periods in 2008, and non school sales, including private practice, international and OEM customers, decreased by 38% and 35% in the same periods. The flow of federal stimulus funds to individual school districts and the spending requirements linked to these funds put school districts in a better position to execute new purchases during the quarter. Booked sales also benefited from a large $6.9 million deal that closed in early July. For the three months ended September 30, 2009, we closed 38 transactions in excess of $100,000, compared to 23 in the third quarter of 2008. We believe that the decrease in non school sales is primarily caused by adverse economic conditions affecting our customers in both the private practice and international markets.

For the three months and nine months ended September 30, 2009, gross margin improved by 8% and 4% compared to the same periods in 2008, mainly due to a change in revenue mix towards higher margin product. Operating expenses increased by 11% and decreased by 8% for the three months and nine months ended September 30, 2009, respectively, as cost savings resulting from our restructuring initiative in January 2009 were partially offset by increased bonus and commission expense arising from our strong financial performance in the current quarter.

We recorded a net income of $6.5 million for the three months ended September 30, 2009 compared to a net income of $590,000 in the same period in 2008.  We recorded a net income of $3.3 million for the nine months ended September 30, 2009 compared to a net loss of $4.5 million in the same period in 2008.

At September 30, 2009 we had no borrowings under our credit line with Comerica Bank.

Index

Results of Operations

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2009	Change	2008	2009	Change	2008
Products	$15,510	107%	$7,475	$25,630	22%	$21,009
Service and support	4,783	-8%	5,220	13,904	-2%	14,252
Total revenues	$20,293	60%	$12,695	$39,534	12%	$35,261

Product revenues increased by 107% and 22% during the three months and nine months ended September 30, 2009 respectively, compared to the same periods in 2008. The increase in the three months ended September 30, 2009 was due to higher booked sales, including one transaction for $6.9 million where we recognized product revenue of $3.2 million, and the recognition of approximately $2 million of revenue related to our Reading Assistant Expanded Edition product. This revenue resulted from sales in prior quarters that included Reading Assistant Expanded Edition software, which was deferred until the product’s release in September 2009.  The increase in the nine months ended September 30, 2009 is primarily due to higher booked sales, reflecting the impact of federal stimulus funding and sales productivity improvements.

Our service and support revenue decreased by 8% and 2% respectively during the three months and nine months ended September 30, 2009 compared to the same periods in 2008, mainly due to the recognition during 2008 of OEM revenue relating to the operations we purchased in our acquisition of Soliloquy in January 2008. Excluding the impact of OEM revenue, service and support revenue is essentially flat over 2008.

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

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2009	Change	2008	2009	Change	2008
Total deferred revenue beginning of period	$18,614		$20,621	$19,952		$22,955
Booked sales	26,122	72%	15,185	45,115	27%	35,417
Less: revenue	20,293	60%	12,695	39,534	12%	35,261
Other adjustments	733		-	(357)		-
Total deferred revenue end of period	$25,176	9%	$23,111	$25,176	9%	$23,111

For the three months and nine months ended September 30, 2009, our total booked sales increased by 72% and 27%, respectively, over the same periods in 2008.  K-12 sales increased by 83% and 36% in the three and nine month periods ended September 30, 2009, respectively, compared to the same periods in 2008. The flow of federal stimulus funds to individual school districts and the spending requirements linked to these funds put school districts in a better position to execute new purchases during the quarter. Booked sales also benefited from a large $6.9 million deal that closed in early July.

Index

Booked sales to non school customers, including private practice clinicians and international customers, decreased by 38% and 35% in the three months and nine months ended September 30, 2009 compared to the same periods in 2008. We believe that the decrease in non school sales is primarily caused by adverse economic conditions affecting our customers in both the private practice and international markets.

During the third quarter of 2009, we closed 38 K-12 sales that had a contract value in excess of $100,000, compared to 23 for the same period in 2008. For the three months ended September 30, 2009, approximately 79% of our K-12 booked sales were realized from booked sales over $100,000.  For the comparable period in 2008, these large booked sales accounted for approximately 60% of K-12 booked sales. Large booked sales include volume and negotiated discounts but the percentage discount applicable to any given transaction will vary and the relative percentage of large booked sales and smaller booked sales in a given quarter may fluctuate.  Because we discount product license fees but do not discount service and support fees, product booked sales and revenue are disproportionately affected by discounting.  We cannot predict the size and number of large transactions in the future.

Although the current economic and financial conditions, the temporary nature of federal stimulus funding, and federal, state and local budget pressures make for an uncertain funding environment for our customers, we remain optimistic about our growth prospects in the K-12 market.  However, achieving our growth objectives will depend on increasing customer acceptance of our products, which requires us to continue to focus on improving our products’ ease of use, their fit with school requirements, and our connection with classroom teachers and administrators.  Our K-12 growth prospects are also influenced by factors outside our control, including general economic conditions and the overall level, certainty and allocation of state, local and federal funding.  While federal funding for education has grown steadily over the last few decades, the current extraordinary federal commitments intended to stabilize the financial markets are likely to put pressure on all areas in the federal budget.  In addition, school district spending based on federal education stimulus funding is expected to decline after 2010 and end after 2011. States are forecasting continued shortfalls in their taxation revenues for their fiscal 2010 largely due to the significant adverse conditions in the credit and housing markets and the national and global recession. These conditions may impact state education spending. In addition, the revenue recognized from our booked sales can be unpredictable.  Our various license and service packages have substantially differing revenue recognition periods, and it is often difficult to predict which license package a customer will purchase, even when the amount and timing of a sale can be reasonably projected.  See “Management’s Discussion and Analysis – Application of Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of our revenue recognition policy.  In addition, the timing of a single large order or its implementation can significantly impact the level of booked sales and revenue at any given time. See “Risk Factors” for a further discussion of some of the factors that affect our sales and revenue.

Gross Profit and Cost of Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2009	2008	2009	2008
Gross profit on products	$14,495	$6,876	$23,669	$19,323
Gross profit margin on products	93%	92%	92%	92%
Gross profit on service and support	2,547	2,809	7,462	6,973
Gross profit margin on services and support	53%	54%	54%	49%
Total gross profit	$17,042	$9,685	$31,131	$26,296
Total gross profit margin	84%	76%	79%	75%

The overall gross profit margin increased by 8% and 4% respectively in the three months and nine months ended September 30, 2009 compared to the same periods in the prior year, mainly due to a revenue mix shift.  Higher margin product revenues made up 76% and 65% of total revenues in the three and nine months ended September 30, 2009, respectively, compared to 59% and 60% in the same periods in 2008.  Product margins increased by 1% in the three months ended September 30, 2009, and were flat for the nine month period, as increased amortization expense arising from the intangible assets acquired from Soliloquy and product costs associated with Reading Assistant were offset by proportionately lower royalty costs.  Service and support margins improved in the nine months ended September 30, 2009 compared to the same period in 2008 principally due to year over year price increases and cost savings resulting from more efficient delivery of services.

Index

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2009	Change	2008	2009	Change	2008
Sales and marketing	$6,243	17%	$5,329	$16,967	-8%	$18,461
Research and development	1,846	19%	1,545	4,588	-13%	5,267
General and administrative	2,169	-10%	2,398	6,019	-5%	6,346
Total operating expenses	$10,258	11%	$9,272	$27,574	-8%	$30,074

Sales and Marketing Expenses:  For the three and nine months ended September 30, 2009, our sales and marketing expenses increased by 17% and decreased by 8%, respectively, compared to the same periods in 2008.  The increase in the three months ended September 30, 2009 is mostly due to higher commission expense as a result of the strong sales performance. The decrease for the nine months ended September 30, 2009 is primarily due to lower headcount related costs as a result of the restructuring actions taken in January 2009. At September 30, 2009, we had 43 quota-bearing sales personnel compared to 51 at September 30, 2008.

Research and Development Expenses: Research and development expenses increased by 19% and decreased by 13% in the three and nine months ended September 30, 2009, compared to the same periods in 2008. The increase in the three months ended September 30, 2009 is mainly due to an increase in bonus expense of $273,000 and a decrease in OEM customization costs transferred to cost of revenue of $172,000. The decrease for the nine months ended September 30, 2009 is due to the capitalization of approximately $1.1 million of development costs, mostly relating to our Reading Assistant Expanded Edition product, and a decrease in headcount related costs of $366,000 as a result of the restructuring actions taken in January 2009, partially offset by a decrease in OEM customization costs transferred to cost of revenue of $415,000 and increased bonus expense of $402,000. Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs.

General and Administrative Expenses: For the three and nine months ended September 30, 2009, our general and administrative expenses decreased by 10% and 5%, respectively, compared to the same periods in 2008. The decreases in the three and nine months ended September 30, 2009 are mainly due to a decrease in bad debt expense of $394,000 and $316,000, respectively. Increases in bonus expense were largely offset by decreases in headcount related costs.

Interest and Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2009	Change	2008	2009	Change	2008
Net interest income (expense)	$(5)	-138%	$13	$(24)	-125%	$97
Reclassification of service revenue	40	-45%	73	177	-18%	217
Other	(63)	-215%	55	(63)	-140%	159
Interest and other income (expense), net	$(28)	-120%	$141	$90	-81%	$473

Interest and other income decreased in both the three and nine month periods ended September 30, 2009 compared to the prior year periods because of lower reclassifications of service and support revenue relating to a customer for whom we are no longer performing services, less interest on our cash balances, interest expense on our bank loan from January through August 2009, a $54,000 loss on disposal of a fixed asset in the three months ended September 30, 2009 and the reclassification of royalty income from Posit Science which is now classified as product revenue.

Provision for Income Taxes

In the three and nine months ending September 30, 2009, we recorded income tax expense of $301,000 and $367,000, respectively. For the three and nine months ended September 30, 2008 we recorded an income tax benefit of $36,000 and an expense of $1.2 million, respectively. The tax expense for the nine months ended September 30, 2009 consists primarily of deferred tax expense relating to the amortization of acquired goodwill, federal tax expense, and state tax expense. The tax expense for the nine months ended September 30, 2008 consisted primarily of the establishment of valuation allowance against our deferred tax assets.

Index

Statement of Financial Accounting Standards ASC 740, “Accounting for Income Taxes” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have established and continue to maintain a full valuation allowance against our deferred tax assets as we do not believe that realization of those asserts is more likely than not.

At September 30, 2009, we have unrecognized tax benefits of approximately $1.9 million. We have approximately $4,000 of unrecognized tax benefits that, if recognized, would affect our effective tax rate. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months. Interest and penalty costs related to unrecognized tax benefits are insignificant and classified as a component of “Income Tax Expense” in the accompanying statement of operations.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Tax returns remain open to examination by the appropriate governmental agencies for tax years 2006 to 2008. The federal and state taxing authorities may choose to audit tax returns for tax years beyond the statue of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. We are not currently under audit in any major tax jurisdiction.

Liquidity and Capital Resources

Our cash and cash equivalents were $16.9 million at September 30, 2009, compared to $7.6 million at December 31, 2008.

We expect that during at least the next twelve months our cash flow from operations together with our current cash balances will be our primary source of liquidity and will be sufficient to provide the necessary funds for our operations and capital expenditures. Historically, we have used cash in our operations during the first half of the year and built cash in the second half. This pattern results largely from our seasonally low sales in the first calendar quarter, which reflects our industry pattern, and the time needed to collect on sales made towards the end of the second quarter. Reflecting this pattern as well as the significant sales increase in the third quarter, in the first six months of 2009, we used $4.2 million in operating activities and in the three months ended September 30, 2009, we generated $14.7 million of cash from operations. We expect that cash flow from operations will be sufficient to fund our operating requirements during fiscal 2010. Accomplishing this, however, will require us to meet specific booked sales targets in the K-12 market. We cannot assure you that we will meet our targets with respect to booked sales, revenues, expenses or operating results.

We have a revolving line of credit agreement with Comerica Bank that expires on December 31, 2009.  The maximum that can be borrowed under the agreement is $5.0 million. Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and a financial covenant requiring us to maintain a minimum adjusted quick ratio of 1.15 and net worth not less than negative $2 million. The agreement allows us to issue letters of credit not to exceed $1.0 million. At September 30, 2009, we have an outstanding letter of credit for $206,000. There were no borrowings outstanding on the line of credit at September 30, 2009 and we were in compliance with all related covenants.

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

Net cash provided by operating activities for the nine months ended September 30, 2009 was $10.5 million compared to cash used of $5.2 million during the same period in 2008.  This improvement was mainly the result of lower expenses as a result of our January 2009 restructuring actions and higher receivable collections resulting from our stronger sales performance.

Index

Net cash used in investing activities for the nine months ended September 30, 2009 was $1.6 million, due to capital spending and additions to capitalized software. Net cash used in investing activities for the nine months ended September 30, 2008 was $10.3 million, due principally to the acquisition of the assets of Soliloquy Learning.

Financing activities generated $402,000 for the nine months ended September 30, 2009, compared to $451,000 for the nine months ended September 30, 2008, from proceeds from the exercise of stock options.

In the nine months ended September 30, 2009 we borrowed and repaid $2.5 million from our credit facility. In the nine months ended September 30, 2008 we had no borrowings.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations and Commitments

We have a non-cancelable lease agreement for our corporate office facilities.  From 2009 through the end of the lease, the base lease payment increases at a compound annual rate of approximately 5%. The lease expires in December 2013.  We also have a lease agreement for our Tucson, Arizona office through May 2013 at an average rent of approximately $11,000 per month, and a lease for our Reading Assistant operations in Waltham, Massachusetts for approximately 6,000 square feet at an average monthly rent of approximately $12,000 that expires in September 2011.  We are seeking to enter into a sublease agreement for the Waltham lease as we are ceasing operations in that location (see Note 2).

The following table summarizes our obligations at September 30, 2009 and the effects such obligations are expected to have on our liquidity and cash flow in future periods:

(dollars in thousands)	Less than 1 year	2-3 years	4-5 years	Thereafter	Total
Contractual Obligations:
Operating lease obligations	$1,294	$2,606	$1,250	$311	$5,461
Purchase obligations	150	300	300	150	$900
Total	$1,444	$2,906	$1,550	$461	$6,361

Our purchase order commitments at September 30, 2009 are not material.

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

In addition, as discussed in Note 8 to the Condensed Financial Statements, in the nine months ended September 30, 2009 we capitalized approximately $986,000 of costs relating to a new Reading Assistant product that had reached technological feasibility. The rules that govern how development costs are accounted for can have a major impact on our reported financial results. Significant judgment is required in assessing whether and when products have reached technological feasibility. We are also required to use judgment to estimate the net realizable value of the asset by projecting future revenues and cash flows expected to be generated by the products, in order to determine whether the unamortized cost exceed the net realizable value. Moreover, any future changes to our software product offerings could result in write-offs of previously capitalized costs and have a significant impact on our financial results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the rate of interest that we earn on our cash and cash equivalents. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at September 30, 2009 would not have a material affect on our results of operations.

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

As required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, and concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

Index

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Index

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

State and local school funding is being significantly impacted by decreases in tax revenues due to the current severe economic downturn. States experienced substantial budget gaps in fiscal 2009 and face increasing pressure in 2010, primarily due to the significant adverse events in the credit, housing and job markets and the national and global recession. While education spending remains an important priority for states, it faces competition from demands for, among other things, relief for homeowners, transportation spending and rising healthcare costs.  A continued reduction in state tax revenues could have a materially adverse impact on our revenue.

When state and local funding is reduced, federal funding becomes even more important for school districts.  While the American Recovery and Reinvestment Act (ARRA) provides very substantial increases in funding for IDEA and Title One over a two-year period, the competition between vendors and programs for that funding is intense.  In addition, there has been some uncertainty over the rules governing the use of the increased funding, causing confusion and delay among educators, and the release of ARRA education funding to school districts is still delayed in a few states.  The current extraordinary levels of federal spending directed to economic recovery, the federal budget deficit and competing federal priorities could adversely impact the availability of federal education funding.  A cutback in federal education funding could have a materially adverse impact on our revenue.

Index

Sales in our non school markets may continue to be affected by the current global recession.

Our non school sales consist principally of sales to private speech and language and other healthcare providers, sales to our international value-added resellers, and sales to government agencies for correctional institutions.  In addition, during 2009 we launched new products marketed to parents for at-home use by their children.

Historically, sales to private providers have been adversely impacted by economic downturns, as many parents postpone or forego these services when their financial resources are reduced.  During the first nine months of 2009, sales to both private providers and to our international channel declined substantially compared to the prior year.  We believe that this decline is mainly a result of present global economic difficulties.  The current recession may likewise adversely affect our potential sales to parents of our new BrainSpark and BrainPro products.  Sales for correctional institutions may be affected by the same state and local government funding pressures as K-12 schools.

Our current liquidity resources may not be sufficient to meet our needs.

We believe that cash flow from operations, together with our current cash balances, will be our primary source of funding for our operations during the remainder of 2009 and the next several years.  During the first nine months of 2009, we have generated $10.5 million in cash from operations.  In 2008, we used $13.6 million from our cash balances, with $10.1 million used for the acquisition of the Soliloquy business and $3.7 million used in operating activities. In the first quarter of 2009, we amended our $5 million credit line from Comerica Bank to extend the line through December 31, 2009 and to relax certain covenants. In January 2009, we drew down and in August 2009 we repaid $2.5 million under that line.  At September 30, 2009, we had $16.9 million in cash and cash equivalents.

Historically, we have used cash in our operations during the first half of the year and built cash in the second half.  This pattern results largely from our seasonally low sales in the first calendar quarter, which reflects our industry pattern, and the time needed to collect on sales made towards the end of the second quarter. Reflecting this pattern as well as the significant sales increase in the third quarter, in the first six months of 2009, we used $4.2 million in operating activities and in the three months ended September 30, 2009, we generated $14.7million of cash from operations. While we expect that our current cash balances and cash generated from operations will be sufficient to fund our operating requirements during the next twelve months, this will require us to meet certain levels of booked sales and collections.  We cannot assure you that we will meet our targets with respect to booked sales, revenues, expenses or operating results.

At September 30, 2009, no borrowing was outstanding under our credit line with Comerica and we were in compliance with the covenants of the line.  Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and financial covenants requiring us to maintain a minimum adjusted quick ratio of 1.15 and net worth not less than negative $2 million. If we do not comply with the covenants, we risk being unable to borrow under the credit line.

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

Our revenue and net income or loss are difficult to predict and may fluctuate substantially from quarter to quarter and from year to year.  We had net income of approximately $3.3 million in the first nine months of 2009.  In 2008, we had an operating loss of approximately $2.6 million and a net loss of approximately $3.3 million. In 2007, we had an operating loss of approximately $1.2 million and net income of approximately $1.2 million.

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

If our operations are disrupted due to weaknesses in our technology infrastructure, our business could be harmed.

Providing our services and conducting our general business operations both substantially rely on computer and network systems.  We have recently experienced disruptions in both our customer and internal network services due to hardware failures.  We are in the midst of a major project to upgrade many of our computer and network systems, which we believe have become outdated.  If our customer systems are disrupted, we may be required to issue credits, customers may elect not to renew their contracts or not to purchase additional licenses, we may lose sales to potential customers and we may be subject to liability.  If our internal systems are disrupted, we may lose productivity and incur delays in product development, sales operations or other functions.

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

Index

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

We will be required to comply with the auditors’ attestation requirement of Sarbanes-Oxley Section 404 no later than fiscal 2010.  If we or our auditors determine that our internal controls over financial reporting are not effective or if we are unable to comply with the auditors’ attestation requirement when we are required to do so, such ineffective controls or non-compliance could have a materially adverse effect on us.

Under Sarbanes-Oxley Section 404, as implemented by the SEC and PCAOB, we have been required to provide a management assessment on our internal control over financial reporting for fiscal 2007 and 2008, and we complied with that requirement.

We will be required to comply with the auditor’s attestation requirement in fiscal 2010.  We cannot assure you that, in the course of completing the work to satisfy the auditors’ attestation requirement, we or our auditors will not detect a material weakness in our internal control over financial reporting or that we can satisfactorily comply with the attestation requirement.

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

Index

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

Index

We generally require the execution of a written licensing agreement, which restricts the use and copying of our software products.  However, if unauthorized copying or misuse were to occur to a substantial degree, our sales could be adversely affected.

Our common stock is thinly traded and its price is volatile.

Our common stock presently trades on the Nasdaq Capital Market.  In November 2008 we moved to the Nasdaq Capital Market from the Nasdaq Global Market, because the market value of our common stock fell below the required threshold for the Global Market due to declines in our stock price.  Our trading volume is generally low.  For example during the third quarter of 2009, our average daily trading volume was approximately 17,100 shares.  As a result, the ability of holders of our common stock to sell such common stock and thereby monetize their investment may be limited. In addition, the market price of our common stock has been highly volatile since we became publicly traded and could continue to be subject to wide fluctuations.

The ownership of our common stock is concentrated.

At September 30, 2009, Trigran Investments owned approximately 28% of our outstanding stock, and our officers and directors held approximately 11% of the outstanding stock.  As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may have interests that diverge from those of other stockholders.  This concentration of ownership may also delay, prevent or deter a change in control of our company.

Index

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

Dated: November 6, 2009

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