Form 10-K
period 2009-12-31
SCIENTIFIC LEARNING CORP
filed 2010-03-03
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2009 or

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
Yes: ☒ No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filed).
Yes: ☐ No: ☐

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
Yes: ☐ No: ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2009 as reported on the Nasdaq Capital Market was approximately $21,700,450.  Shares of Common Stock held by each director and executive officer and persons who owned 5% or more of the registrant's outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2010 the Registrant had outstanding 18,312,570 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2009 Annual Meeting of Stockholders are incorporated by reference in Part III.

Forward Looking Statements

Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements that involve risk and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on page 19 in this Annual Report on Form 10-K. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements.

PART I

ITEM 1.    BUSINESS

Overview

We create educational software that accelerates learning by improving the processing efficiency of the brain. Based on more than 30 years of neuroscience and cognitive research, our family of products improves brain fitness with technology-based exercises that build the cognitive skills required to read and learn effectively.

Our products are marketed primarily to K-12 schools.  We recommend our products to schools as a reading intervention solution for struggling, special education, and English language learners to help students reach grade level proficiency. Since our inception, learners have used our products over two million times, and they are now marketed in 45 countries around the world.

We are highly differentiated in our industry because of our foundation in and continuous incorporation of neuroscience and research-based learning approaches. The fact that the learning brain can improve through exercise - the concept of brain fitness - led us to create a novel approach to learning.  Brain fitness focuses on increasing learning capacity by strengthening cognitive skills through the rigorous and systematic application of neuroscience-based exercises.  Our approach uses technology based exercises because technology affords a scalable approach to effectively and consistently deliver individualized training to a large number of students simultaneously.

Our focus on science continues in our emphasis on generating rigorous proof that our products produce substantial improvements for different types of readers in a variety of settings. At December 31, 2009, over 220 efficacy studies, including the results from approximately 80,000 aggregate participants, demonstrated the academic gains achieved through our products. These studies show gains for students at all K-12 grade levels, for at-risk students, special education students, English language learners, Title One (low income, under achieving) students, and a variety of other demographic groups. Gains have been demonstrated throughout the United States and in ten other countries. Studies show that these gains endure over time.

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
Critical elements of our strategy include:

➢
Broadening Awareness of Brain Fitness.  We intend to capitalize on the increasing awareness of our unique brain fitness approach to accelerating learning. In 2009, public television sponsored an overview of this approach titled “The New Science of Learning, Brain Fitness for Kids,” which began airing in June, 2009 and will continue to air in 2010.

➢
Improving Product Access. We continue to look at ways to improve our product lines to enhance ease of use and product effectiveness.  We plan to introduce a SaaS (Software as a Service, SaaS, is a model of software deployment whereby a provider licenses an application to customers for use as a service on demand) version of our Fast ForWord products that is designed to improve product access, ease of use and protocol implementation to reach more learners anywhere, anytime.

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

➢
Expanding the Number of School Districts Using our Products.  We plan on continuing to target those school districts that are struggling with academic under-achievement, have high levels of funding and are headed by strong leaders.

➢
Expanding Within a School District.  We believe that student outcomes within a district drive greater product adoption. Therefore, we focus our support efforts on effective implementation of our products in compliance with our protocols to obtain the best student results. To help schools follow best practices in their implementations, we plan to continue to emphasize post-sales support, including implementation services and results monitoring, and innovative and cost-effective ways to provide these services.

➢
Identifying and Expanding into New Markets.  We continue to identify and evaluate potential new applications for our neuroscience based technology.  We are developing additional products to be marketed to the direct to parent, virtual schools and learning center markets. In addition, we are researching new applications for early learning, English language learning and mathematics.

➢
Increasing Our Global Presence.  As of December 31, 2009, we had 20 value-added representatives (VARs) selling in 45 countries outside the US and Canada. We believe that the global addressable market for a brain fitness approach to learning English is significant with over one billion English language learners worldwide.

Markets

Our products are available worldwide to educational institutions, speech and language clinics, learning centers and parents.

United States K-12 Market

Our sales are concentrated in K-12 schools in the United States, which in 2009 were estimated to total nearly 117,000 schools serving approximately 56 million students. In each of the last three fiscal years, the U.S. K-12 sector has represented approximately 90% of our sales. Almost 6,400 schools have purchased at least $10,000 of our product licenses and services, compared to 5,800 at the end of 2008.

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

The Pre-K-12 education materials market includes approximately 14,000 public school districts, 90,000 public schools and 23,000 private schools. Purchasing decisions for our products are primarily made by district level administrators.

Sales of our products are included in the supplemental education materials segment of the overall education materials market. Simba Information’s Publishing for the PreK-12 Market 2009 – 2010 (April 2009) estimated or projected that:

➢	The total market for K-12 instructional materials would be $8.27 billion in 2009.

➢	The supplemental materials segment of that market was $4.1 billion in 2008.

➢	The technology based electronic courseware segment of the supplemental materials market would be $887 million in 2009.

We do not compete in the separate basal materials market (a $3.3 billion market in 2008, according to Simba), which consists primarily of textbook programs that include student editions, teacher editions and companion materials to teach particular scope and sequence of a subject area for a span of grades. We also do not compete in the market for formative, summative or clinical assessments or in the market for school library and reference products.

The educational materials market is expected to continue to grow, driven by several factors:

➢
Reauthorization of the Elementary and Secondary Education Act of 2001. Based on public announcements of its intentions, we expect the Obama administration to reform the Elementary and Secondary Education Act of 2001, commonly known as the No Child Left Behind Act (“NCLB”), with a new focus on increased accountability, Pre K and school reform.

➢
Education Accountability Requirements. Performance and educator accountability requirements of federal legislation, including NCLB, and persistent achievement gaps based primarily on income and ethnicity which are driving the use and growth of programs addressing the needs of struggling readers.

➢
Higher Federal Funding Levels.  In February, 2009, the federal government responded to the recession by passing the American Recovery and Reinvestment Act (ARRA) which increased federal expenditures on education by $100 billion over the next two years

Reauthorization of the Elementary and Secondary Education Act of 2001(ESEA)

Reauthorization of ESEA "can't wait," U.S. Secretary of Education Arne Duncan said on September 24, 2009 in his first speech devoted to the topic. Mr. Duncan has traveled to more than 30 states on a "Listening and Learning Tour" to hear views of educators and citizens on this topic and the federal role in education.  We expect the reauthorization to expand ESEA’s focus on accountability, including aligning teacher pay with improved student performance, national standards and expanding the focus on learner accountability to Pre K – college. If this expanded focus on accountability transpires, we believe our products will be very effective in meeting the needs of school districts who must improve student outcomes.

Education Accountability Requirements

We believe parents and policy makers are exerting greater pressure to hold teachers and administrators accountable for student learning. We expect financial incentives, extended day programs, enhanced intervention services, and supplementary educational services alternatives to continue to be methods of addressing this emphasis on local educator accountability and student performance. Our products help schools respond to these accountability pressures in a variety of ways, including:

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

Funding Sources

Funding for educational materials comes from a variety of federal, state and local sources.  The economic downturn has significantly reduced state and local tax revenue, putting severe pressure on state and local budgets.

In response to this reduction, the federal government passed the American Recovery and Reinvestment Act (ARRA) in February 2009, which allocated an additional $100 billion to public education.  Federal funds have historically been a critical resource to help school districts address the needs of the most challenged learners.  The ARRA both expands the funding for the programs that serve these challenged learners and provides fiscal stabilization funds to restore general school funding levels.

We believe that a significant proportion of our sales are funded by two key federal sources that support struggling readers, Title One and IDEA.  ARRA temporarily increased the funding for both these programs.  Title One, which supplements funding for schools with low income students, received an additional $10 billion in ARRA funds, while IDEA, which provides funding for special education students, received an additional $11.3 billion in ARRA funds.
In addition, two new funds will be released in 2010 that may be used to purchase our offerings – Race to the Top and Investing in Innovation.

➢
The Race to the Top fund, appropriated at $4.35 billion, is a competitive grant program designed to encourage states in creating conditions for education innovation and reform. The grants can be used for offerings that make substantial gains in student achievement, thus closing the achievement gap.

➢
The Investing in Innovation (i3) Fund, appropriated at $650 million, provides competitive grants to expand the implementation of, and investment in, innovative and evidence-based practices, programs and strategies that significantly improve K-12 achievement and close achievement gaps, decrease dropout rates, increase high school graduation rates; and improve teacher and school leader effectiveness.

Other Markets

In addition to selling to K-12 schools, we also sell to and through private practice professionals and learning centers. These speech and language and other professionals recommend the use of our products to appropriate clients and then supervise the use of the software, often in connection with their other services. In 2009, approximately 600 non-school professionals and entities in the United States and Canada (North America) re-sold our products.  While this market is a small proportion of our overall business, the private practice market nevertheless remains significant to us.  This segment was our first market, and many private practice professionals have extensive knowledge about our products.  As a result, their continued use and feedback plays a valuable role in our business. In addition, these professionals sometimes provide contract services to schools and, from time to time, recommend our products for students in those schools.

Sales to countries other than the United States and Canada are a small but growing part of our business. We are developing a network of value added representatives to serve these markets. During 2009, products were marketed to customers in 45 countries. As of December 31, 2009, we were represented by 20 value-added representatives.

Our strategy for international markets thus far has been conservative, so that we do not divert resources from our U.S. K-12 market. However, we believe the potential international opportunity is significant. Outside of North America, our products are used in three primary applications: (1) in tutoring and learning centers to strengthen academic skills, (2) by clinical professionals with impaired children, and (3) assisting in the acquisition of English as a second language. About one-fourth to one-third of the worldwide population now understands and speaks English to some degree, and English is the international language of business, travel, and diplomacy. While our products do not provide all the components necessary to teach English to non-native speakers, they have been demonstrated to be extremely effective in assisting in English language instruction, through building the necessary underlying cognitive, acoustic processing, phonological and other skills needed to learn and speak English fluently.

In 2009, we began selling web based products and tutoring services directly to parents. These products are designed to meet the needs of learners who want to “stay ahead” or “catch up” and are delivered via a SaaS model.

Brain Fitness Approach to Learning

We believe there are two sides to learning efficiently and effectively,  (1) research-proven curriculum and (2) a well prepared brain able to capture, process and retain information. We believe that the challenge of accelerating learning for all learners is not solved just by better curriculum but also by improving the underlying cognitive skills that build brain capacity (Memory, Attention, Processing Rate & Sequencing).

Similar to how the download speed of an internet connection can have a dramatic impact on an internet user’s experience, two students using the same research-based curriculum can have very different learning experiences based upon the preparedness of the brain to capture, process and retain that information (their bandwidth).

Our products unify proven curriculum with brain fitness exercises to improve brain processing efficiency for learners, thereby accelerating the learning process that results in enduring gains. We build learning capacity by systematically and rigorously exercising the brain to develop the cognitive and reading skills required for lifelong learning success. The results from our products are fast, effective, enduring, and have been demonstrated through brain imaging studies, changes in achievement on standardized reading tests, high stakes state achievement tests, and more than 220 efficacy studies.

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

Attention.  Attention is the ability to focus on tasks and ignore distractions. Every exercise in our product family requires selective and focused attention in order to advance. Specific vigilance tasks require sustained attention over progressively longer time frames, building the attention skills needed in all reading and learning.

Processing.  Processing means the ability to address information such as images and sounds quickly enough to discriminate their differences. Processing skills are an essential prerequisite for phonemic awareness (the ability to distinguish among and manipulate the smallest sounds in language that can change meaning) and reading. Our exercises build processing rate and accuracy in the skills addressed by the exercises. For example, exercises in our Fast ForWord Language to Reading and Literacy Advanced products focus on the accuracy and rate of processing for letter-sound correspondence, leading to the automaticity in those skills needed for reading. In addition, Reading Assistant builds brain processing and automaticity through the frequent reading of text out loud with our speech verification system.

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

Fast ForWord Language v2
The Fast ForWord Language product builds learning capacity using exercises that specifically focus on oral language comprehension and listening, including phonological awareness (the understanding that words are composed of sounds and the ability to identify and manipulate the sounds of language), listening accuracy and comprehension, working memory, and familiarity with language structures. The Fast ForWord Language product uses acoustically modified speech, which stretches and emphasizes particular sounds in an adaptive manner, to help children learn to quickly isolate and recognize individual speech sounds, an underlying skill critical to reading.

Fast ForWord Language to Reading v2
The Fast ForWord Language to Reading product builds learning capacity through improving cognitive skills while helping students make the link between spoken and written language, using exercises that focus on listening comprehension, sound-letter recognition, phonological awareness, beginning word recognition and English language conventions.

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

In 2009 we released a new version of Reading Assistant – Reading Assistant Expanded Edition. The new offering has almost double the content and is designed to cover a broader range of reading levels in each grade.  This expanded reading content allows students to use the product over a longer time period, and provides engaging, appropriate content to readers at many levels. In addition, we enhanced support for English Language Learners including audio for quiz questions, Spanish translations of instructions and improved scaffolds for comprehension.

BrainSpark products and BrainPro services
The BrainSpark products and BrainPro services are based on our flagship Fast ForWord family of products.

The BrainSpark products are targeted at learners ages five through thirteen who are at or above grade level and want to improve their overall learning potential. BrainSpark is cross-training for the brain, the products exercise two or more “learning muscles” within each game exercise. The BrainSpark products can be purchased directly online and accessed via a web-browser from a computer.

BrainPro is targeted at learners who are below grade level and want to catch up. BrainPro learners access our Fast ForWord family of products from home and work with a certified tutor remotely. The BrainPro tutor is responsible for defining a customized program and goals and helping the learner achieve progress toward the learning goals with the help of the parents.

Product Effectiveness

Research by our school district customers, independent academics and our own scientists has demonstrated that Fast ForWord products improve language and reading skills across a broad spectrum of demographic groups, and we continue to accumulate outcomes data from students in classrooms across the country. As of December 31, 2009, more than 220 research studies, including the results from approximately 80,000 aggregate participants, demonstrated the academic gains achieved through our products. Published studies show outcomes from more than 850 learning organizations.

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

Implementation

Neuroscience teaches us that to facilitate the brain changes that lead to enhanced learning, the student needs to complete a set of learning tasks in a frequent, intense timeframe. To provide that intensity and frequency, we have established product use protocols for our Fast ForWord products that call for customers to use the products five days a week, between 30 and 90 minutes per day, for a period of generally between four and twelve weeks (depending on the student and the product). In addition, we have established a three day a week, thirty minute protocol for our Reading Assistant products.

In schools, our products are most frequently used in a computer lab setting, either a lab entirely devoted to our product use or a lab shared with other applications. A lab setting is likely to provide the appropriate kind of quiet focused atmosphere that is best for our product use. Some customers have effectively used the products, especially the Reading Assistant products, in regular classrooms.

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
Services and Support

We believe that the training and implementation support provided by our service personnel is important to achieving appropriate product use in schools, where a limited school day and competing priorities makes it challenging for educators to devote the time and resources needed for a solid implementation. The Fast ForWord products employ neuroscience and research unfamiliar to many educators, and understanding these principles is critical to successful and sustained implementations. Our service professionals are highly trained and skilled at building the necessary knowledge and best practices to help schools and districts implement Scientific Learning products. In 2009 service, support and Progress Tracker accounted for 35% of revenue compared to 41% in 2008 and 33% in 2007. As of December 31, 2009, our service and support organization included 49 employees supplemented by 42 independent contractors who provide on-site customer training, consulting and technical services.

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

Warranty

We generally provide a warranty that our software products operate substantially as described in the manuals and guides that accompany the software for a period of ninety days. The warranty excludes damage from misuse, accident, and certain other circumstances. To date, we have not experienced any significant warranty expense.

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

We sell to clinical professionals and learning centers principally through direct marketing (mail, web and telesales) and conferences (both industry conferences and an annual forum we conduct ourselves). In 2009, we began selling directly to parents online with our e-learning offering, BrainSpark™, and our remote tutoring service, BrainPro™. We are also building a network of independent value-added representatives outside North America. As of December 31, 2009, we had relationships with twenty representatives. To date, booked sales outside North America have not been significant. We are building this channel in response to the growing demand for English fluency around the world. We believe that Fast ForWord and Reading Assistant products offer unique value in quickly “rewiring” the brain for English. We also believe the international market has significant potential growth opportunities, and we are positioning to take advantage of these in the future.

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

Our research and development expenses were approximately $5.0 million for the year ended December 31, 2009, and $7.0 million and $4.5 million for the years ended December 31, 2008 and, 2007, respectively. Additionally in 2009, we capitalized approximately $1.0 million of development expenses attributable to Reading Assistant Expanded Edition. As of December 31, 2009, 29 of our employees were engaged in research and development activities, which include both product development and outcomes research.

Development Strategy

Over the past several years, our development efforts have focused on broadening our product solution and making our products more effective and easier to use in the school environment. In early January 2008 we completed the acquisition of the Reading Assistant product line along with associated patents and patent applications.

Major Product Introductions

Product	Launch year
Fast ForWord Language	1997
Fast ForWord Language to Reading	1998
Away We Go! product family (predecessors to Fast ForWord Language Basics and Fast ForWord to Reading Prep)	1999
Fast ForWord Middle and High School (predecessor to Fast ForWord to Literacy)	1999
Fast ForWord Reading 3 (originally Fast ForWord Reading)	2000
Progress Tracker	2001
Fast ForWord Gateway Edition (new architecture of our major products that improved ease of use, added additional student content and provided additional Internet based capabilities)	2003
Fast ForWord Reading 4	2003
Fast ForWord Reading 1	2004
Fast ForWord Reading 2	2004
Fast ForWord Language Basics	2005
Fast ForWord Reading Prep	2005
Fast ForWord Reading 5	2005
Fast ForWord Literacy	2006
Fast ForWord Literacy Advanced	2006
Reading Progress Indicator addition to Progress Tracker	2007
Fast ForWord Language v2	2008
Fast ForWord Language to Reading v2	2008
Scientific Learning Reading Assistant v4.1.2	2008
BrainSpark	2009
BrainPro	2009
Scientific Learning Reading Assistant Expanded Edition	2009

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

At December 31, 2009, we held the rights to 82 issued patents and 27 pending applications. These include 58 issued U.S. patents and 19 pending U.S. applications that we own or co-own. We also held seven issued patents from other countries and had seven applications pending abroad. We were the exclusive licensee under eleven issued U.S. patents, six issued foreign patents, and one pending foreign patent applications. These patent rights include those we acquired as part of our acquisition of the Soliloquy business.  At December 31, 2009, we held three issued U.S. patents and 2 pending U.S. applications relating to the Reading Assistant product.

Our U.S. patents relating to the Fast ForWord products expire between 2014 and 2021; the Reading Assistant patents expire in 2024.

The 18 patents and applications that we license are owned by the Regents of the University of California, (“the Regents”), and Rutgers, the State University of New Jersey, and relate to the basic speech and sound modification and adaptive technology developed at those institutions. In 2009, approximately 60% of our product booked sales was derived from selling products that use the licensed inventions. This license is exclusive and extends for the life of the University patents, which expire in 2014, subject to the right of the Regents to terminate in case of default and our right to terminate at any time upon 60 days written notice. If we were to lose our rights under this license, it would materially harm our business. This license requires payment of royalties based upon cumulative net booked sales of our products, subject to certain minimum royalty amounts. In 2006 and each year thereafter, the minimum royalty payment is $150,000. In 2009, 2008 and 2007, we had approximately $836,000, $757,000, and $1,028,000, respectively in royalty expense under the license.

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

Dr. Michael M. Merzenich, who is one of our founders and a former officer and director of ours, is also a founder, director and significant stockholder of PSC.

Seasonality

Our quarterly booked sales and revenue fluctuate seasonally, reflecting a number of factors including school purchasing practices, budget cycles and instructional periods. Historically, our booked sales have been lowest in the first quarter of the year and highest in the second or third quarter of the year.

Backlog

Our deferred revenue was approximately $22.0 million as of December 31, 2009, and $20.0 million as of December 31, 2008. These deferred revenues are primarily composed of the portion of multi-year sales, term-based sales, support and Progress Tracker sales not yet recognized as revenue, and professional development and technical services that have not yet been performed. Approximately $15.9 million of our deferred revenue as of December 31, 2009 is expected to be recognized within the next 12 months.

Employees

As of December 31, 2009 we had 201 full-time equivalent employees, compared to 223 at December 31, 2008. None of our employees is represented by a union or subject to collective bargaining agreements. On January 7, 2009, we announced a series of changes intended to better align our costs and organization structure with the current economic environment and improve our profitability. These changes include a reduction in our work force of approximately 14% during the first quarter of 2009.

General

Scientific Learning is a Delaware corporation formed in 1997 and is a successor to Scientific Learning Principles Corporation, a California corporation. Our web address is www.scilearn.com.

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

Sales of our products depend on the availability and extent of government funding for public school reading intervention purchases, which is variable and outside the control of both us and our direct customers.  If such funding becomes less available, our public school customers may be unable to purchase our products and services on a scale or at prices that we anticipate, which would materially and adversely impact our revenue and net income.

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

The funding for a substantial portion of our K-12 sales typically comes from federal sources, in particular IDEA (special education) and Title One funding.  In 2009 our sales were significantly and favorably impacted by the substantial increases in IDEA and Title One funding under the American Recovery and Reinvestment Act (ARRA). The competition between vendors and programs for ARRA funding is intense, and these increases have been authorized for a limited duration.  The ARRA funding is expected to decrease after 2010, although some new programs – Race to the Top and Investing in Innovation is expected to continue.  Likewise, the current extraordinary levels of federal spending directed to economic recovery, the federal budget deficit and competing federal priorities could adversely impact the availability of federal education funding.  A cutback in federal education funding could have a materially adverse impact on our revenue.

State and local school funding continues to be significantly impacted by decreases in tax revenues due to the current economic downturn.  States face increasing pressure in 2010, primarily due to the significant adverse events in the job, credit, and housing markets. While education spending remains an important priority for states, it faces competition from demands for, among other things, relief for homeowners, transportation spending and rising healthcare costs.  A continued reduction in state tax revenues could have a materially adverse impact on our revenue.

Our sales cycle tends to be long and somewhat unpredictable, which may result in delayed or lost sales, materially and adversely impacting our revenue and profitability.

Like other companies in the instructional market, our sales to K-12 schools are affected by school purchasing cycles and procedures, which can be quite bureaucratic.  The cost of some of our K-12 license packages requires multiple levels of approval in a political environment, which results in a time-consuming sales cycle that can be difficult to predict.  When a district decides to finance its license purchase, the time required to obtain necessary approvals can be extended even further.  In addition, sales to schools are subject to budgeting constraints, which may require schools to find available discretionary funds, obtain grants or wait until subsequent budget cycles.  As a result, our sales cycle generally takes months and, in some cases, can take a year or longer.  Therefore, we may devote significant time and energy to a particular customer sale over the course of many months, and then not make the sale when expected or at all.  This can result in lost opportunities that can materially and adversely impact our revenue and profit.

Sales in our non-school markets may continue to be affected by the current global recession.

Our non school sales consist principally of sales to private speech, language and other healthcare providers and sales to our international value-added resellers.  In addition, during 2009 we launched new products marketed directly to parents for at-home use by their children.

Historically, sales to private providers have been adversely impacted by economic downturns, as many parents postpone or forego these services when their financial resources are reduced.  During 2009, sales to both private providers and to our international channel declined substantially compared to the prior year.  We believe that this decline is mainly a result of current global economic difficulties.  The current weak economic conditions may likewise adversely affect our potential sales to parents of our new BrainSpark and BrainPro products.

It is difficult to accurately forecast our future financial results.  This may cause us to fail to achieve the financial performance anticipated by investors and financial analysts, which could cause the price of our stock to decline.

Our revenue and net income or loss are difficult to predict and may fluctuate substantially from quarter to quarter and from year to year.  In 2009, we had net income of $4.8 million; in 2008, we had a net loss of approximately $3.3 million.  In 2007, we had net income of approximately $1.2 million.

Our sales strategy emphasizes district-level, multi-site transactions.  The receipt or implementation of a single large order, or conversely its loss or delay, can significantly impact the level of sales booked and revenue recognized in a given quarter.  This uncertainty is compounded by the fact that our various license and service packages have substantially differing revenue recognition periods.  Even when the amount and timing of a transaction can be accurately projected, it may be difficult to predict which license package a customer will purchase.

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

Our cash flow is highly variable and may not be sufficient to meet all of our objectives.

We believe that cash flow from operations, together with our current cash balances, will be our primary source of funding for our operations during 2010 and the next several years.  During 2009, we generated $14.5 million in cash from operations.  In 2008, we used $13.6 million of our cash and cash equivalent balances, with $10.1 million used for the acquisition of the Soliloquy business and $3.7 million used in operating activities

Historically, we have used cash in our operations during the first half of the year and built cash in the second half.  This pattern results largely from our seasonally low sales in the first calendar quarter, which reflects our industry pattern, and the time needed to collect on sales made towards the end of the second quarter.  Reflecting this pattern as well as the significant sales increases in the second half, in the first six months of 2009, we used $4.2 million in operating activities and in the second half ended December 31, 2009, we generated $18.7 million of cash from operations.

In February 2010 we amended our credit line with Comerica Bank, which now has a limit of $7.5 million and will expire December 31, 2011.  In January 2009, we drew down and in August 2009 we repaid $2.5 million under that line.  At December 31, 2009, no borrowing was outstanding under our credit line with Comerica and we were in compliance with the covenants of the line.  Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and financial covenants requiring us to maintain a minimum adjusted quick ratio of 1.15 and positive net worth. If we do not comply with the covenants, we risk being unable to borrow under the credit line.

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

Under Sarbanes-Oxley Section 404, as implemented by the SEC and PCAOB, we have been required to provide a management assessment on our internal control over financial reporting for fiscal 2007 through 2009, and we have complied with that requirement.

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

Our Fast ForWord products are differentiated in the market by their basis in neuroscience research and their focus on improving brain processing efficiency and cognitive skills.  Other neuroscientists have worked and are working with other companies to repackage and commercialize their research, resulting in the introduction of other products based on neuroscience research and focusing on improving brain processing.  We anticipate that the number of “brain fitness” products will continue to increase in the near future.  To the extent that these products are adopted in place of our product, this could materially and adversely impact our revenue.

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

Our most important products are based on licensed inventions owned by the University of California and Rutgers, the State University of New Jersey.  In 2009, we generated approximately 60% of our booked sales from products that use this licensed technology.  We also have incorporated technology and content licensed from other third parties as part of our products and services.  If we were to lose our rights under these licenses (whether through expiration of our exclusive license period, expiration of the underlying patent’s exclusivity, invalidity or unenforceability of the underlying patents, a breach by us of the terms of the license agreements or otherwise), such a loss of these licensed rights or a requirement that we must re-negotiate these licenses could materially harm our booked sales, our revenue and our net income.

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

Our common stock presently trades on the Nasdaq Capital Market, and our trading volume is generally low.  For example during the fourth quarter of 2009, our average daily trading volume was approximately 120,000 shares.  As a result, the ability of holders of our common stock to sell such common stock and thereby monetize their investment may be limited. In addition, the market price of our common stock has been highly volatile since we became publicly traded and could continue to be subject to wide fluctuations.

The ownership of our common stock is concentrated.

At December 31, 2009, Trigran Investments owned approximately 28% of our outstanding stock, and our officers and directors held approximately 11% of the outstanding stock.  As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may have interests that diverge from those of other stockholders.  This concentration of ownership may also delay, prevent or deter a change in control of our company.

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
3.
A lease for our Reading Assistant operations in Waltham, Massachusetts for approximately 6,000 square feet that expires in September 2011.  Following the closure of our operations in Waltham in the fourth quarter of 2009, we have subleased this property until October 2010.

We believe our facilities are sufficient for our operations currently and should be adequate to meet our needs for at least the next two years.

ITEM 3.     LEGAL PROCEEDINGS

None.

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS

The following table sets forth various information concerning our executive officers, as of February 20, 2010.

NAME	AGE	POSITION

D. Andrew Myers	38	President and Chief Executive Officer

Linda L. Carloni	56	Senior Vice President, General Counsel and Corporate Secretary

Robert E. Feller	41	Chief Financial Officer, Senior Vice President and Treasurer

Dr. William M. Jenkins	59	Senior Vice President and Chief Scientific Officer

Jessica Lindl	35	Senior Vice President, Marketing

David C. Myers	43	Senior Vice President, Sales and Service

Ronald Park	43	Vice President, Product Development

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

Dr. William M. Jenkins was appointed Chief Scientific Officer in June 2009.  Dr. Jenkins is a founder and served as Senior Vice President, Product Development from November 2000 through 2008 and Chief Technical Officer from January 2009 to June 2009.  From 1990 to 1996, Dr. Jenkins was an Adjunct Associate Professor at the University of California, San Francisco.  Dr. Jenkins is the principal developer of our current software products. Dr. Jenkins holds a B.S. in Psychology, an M.A. in Psychobiology and a Ph.D. in Psychobiology from Florida State University, with additional post-doctoral training from UCSF.

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

Ron Park joined Scientific Learning in June 2009 as Vice President, Product Development, and has over 20 years of product development experience in the software industry.  Previously, Mr. Park served from 2008-2009 as founder and CTO of Arkapi Corporation, a provider of web and iPhone applications.  Prior to Arkapi, Mr. Park served from 2006-2007 as VP Engineering and Products for MuleSource Inc., an open source service-oriented architecture and enterprise service bus middleware software vendor.  Prior to MuleSource, from 2004 to 2007, Mr. Park was Group Director, Engineering at Siebel Systems, Inc. and Oracle Corporation after its acquisition of Siebel.  Earlier in his career Mr. Park held various management and engineering positions at both large and small software companies.

Mr. Park holds a BS in Computer Science and Engineering from the University of California, Los Angeles, and an MBA from The Wharton School at the University of Pennsylvania.

There are no family relationships among our officers or directors.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

(a) Market Information. Our common stock currently is, and since November 26, 2008 has been, traded on the NASDAQ Capital Market under the symbol "SCIL”.  During all of 2007 and 2008 prior to November 26, our common stock traded on the NASDAQ Global Market under the symbol “SCIL”.

The following table sets forth, for the periods indicated, the closing high and low sales prices per share of our common stock as reported on the NASDAQ Global Market and NASDAQ Capital Market, as applicable.

2008	High	Low
First Quarter	$5.41	$4.25
Second Quarter	$5.20	$3.84
Third Quarter	$4.12	$3.26
Fourth Quarter	$3.42	$1.66

2009	High	Low
First Quarter	$2.35	$1.50
Second Quarter	$2.35	$1.85
Third Quarter	$3.60	$2.03
Fourth Quarter	$5.88	$3.40

Holders. As of January 31, 2010, the approximate number of stockholders of record of our common stock was 99.

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

Performance Measurement Comparison.

The following chart compares the cumulative total stockholder return of Scientific Learning Common Stock for the five years ended December 31, 2009 with the cumulative total return during the same period of (i) the NASDAQ Composite Market Index and (ii) a Scientific Learning constructed peer group index. The companies in the peer group index were selected on the basis of similarity in the nature of their business.  At December 31, 2009, the peer group included Plato Learning, Inc., Princeton Review, Renaissance Learning Inc., Scholastic Corporation and K12 Inc. In 2008 we added K12 Inc. to our peer group.  K12 Inc is also a technology based education company whose primary market is the kindergarten through 12th grade market in the U.S.  K12 went public on December 13, 2007.  Over the last five years we have changed companies in the peer group because of acquisitions, changes in business, new companies entering the market and other changes affecting peer group companies.  This table shows these changes:

Members of Peer Group	Tenure in Peer Group
Excelligence	Removed from peer group after September 30, 2006 after it stopped trading.
K12 Inc	Added to peer group in 2008 after going public in December 2007.

The comparison assumes $100 was invested on December 31, 2004 in Scientific Learning Common Stock and in each of the foregoing indices. It also assumes reinvestment of dividends. The stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. Not applicable

(b) Not applicable

(c) Not applicable

ITEM 6.    SELECTED FINANCIAL DATA
In thousands, except per share amounts

	Year Ended December 31,
	2009	2008	2007	2006	2005

Statement of Operations Data:
Revenues:
Products	$35,863	$28,301	$31,023	$29,966	$30,263
Service and support	19,425	19,453	15,030	11,032	10,056
Total revenues	55,288	47,754	46,053	40,998	40,319

Cost of revenues:
Products	2,679	2,178	1,680	1,638	2,018
Service and support	8,895	9,721	8,539	7,897	5,637
Total cost of revenues	11,574	11,899	10,219	9,535	7,655
Gross profit	43,714	35,855	35,834	31,463	32,664
Operating expenses:
Sales and marketing	24,042	23,587	24,868	21,073	17,619
Research and development	6,418	7,016	4,500	4,129	3,896
General and administrative	8,135	7,883	7,660	6,643	5,841
Total operating expenses	38,595	38,486	37,028	31,845	27,356
Operating income (loss)	5,119	(2,631)	(1,194)	(382)	5,308

Interest and other income (expense), net	110	564	1,266	793	471
Net income (loss) before income tax	5,229	(2,067)	72	411	5,779
Income tax provision (benefit)	429	1,248	(1,082)	203	182
Net income (loss)	$4,800	$(3,315)	$1,154	$208	$5,597
Basic net income (loss) per share	$0.27	$(0.19)	$0.07	$0.01	$0.33
Shares used in computing basic net income (loss) per share	18,039	17,488	17,161	16,846	16,715
Diluted net income (loss) per share	$0.26	$(0.19)	$0.06	$0.01	$0.31
Shares used in computing diluted net income (loss) per share	18,690	17,488	18,297	17,740	18,023

Balance Sheet Data:

Cash and cash equivalents	$20,679	$7,550	$21,179	$16,364	$9,022
Short-term investments	-	-	-	-	3,043
Working capital	5,178	(3,551)	7,862	3,951	2,842
Total assets	43,128	30,260	33,803	26,283	18,734
Stockholders’ equity (deficit) (1)	11,929	5,045	5,820	1,017	(1,835)

(1)      We have paid no cash dividends since our inception.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview

We develop, distribute and license technology that accelerates learning by improving the processing efficiency of the brain.  Based on more than thirty years of neuroscience and cognitive research, our family of products improves brain fitness with technology-based exercises that build the cognitive skills required to read and learn effectively. Extensive outcomes research by independent researchers, our founding scientists, school districts and our company demonstrates the rapid and lasting gains achieved through participation in our products. Our products are marketed primarily to K-12 schools in the US, to whom we sell through a direct sales force.  To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support.  Since our inception, learners have used our products over two million times and approximately 6,400 schools have purchased at least $10,000 of our product licenses and services.  As of December 31, 2009 we had 201 full-time equivalent employees, compared to 223 at December 31, 2008.

Business Highlights

We market our Fast ForWord and Reading Assistant products primarily as a reading intervention solution for struggling and special education students and English Language Learners.  According to the U.S. Department of Education, in 2007, 33% of fourth graders in the United States had “below basic” reading scores and 67% were not proficient in reading, and between 1992 and 2007 there was only a modest improvement in the proportion of fourth graders performing at the “below basic” level.  While our installed base is growing, the approximately 6,400 schools that have purchased at least $10,000 of our product licenses and services represent a small fraction of the approximately 117,000 K-12 schools in the US.

Federal education funds are a critical resource in helping school districts address the needs of the most challenged learners.  We believe that a significant proportion of our sales are funded by federal sources, particularly Title One and IDEA (special education) grants.  With the passage of the American Recovery and Reinvestment Act (“ARRA” - the recent stimulus bill), these two federal sources are estimated to have increased from $24.9 billion in the 2008 – 2009 school year to $37 billion in the 2009 – 2010 school year. In most states the ARRA funds have been and are being disbursed to school districts, and we believe that the ARRA funding has had a substantial positive impact on our 2009 sales.

States provide school districts with the majority of their funding, and those funds are also sometimes used to purchase our products.  States faced severe budget shortfalls in fiscal 2009 and forecast continuing funding difficulties in 2010.  The National Conference of State Legislatures estimates that the cumulative state budget gap was $113.2 billion in fiscal 2009, and in June 2009, forecast a cumulative budget gap for fiscal 2010 of $142.6 billion, involving 46 states.

In 2009, we launched our first products and services sold directly to parents. BrainSpark is for learners at or above grade level who want to improve their learning potential and BrainPro is for learners below grade level who want to catch up. Both offerings are delivered via SaaS (Software as a Service, a model of software deployment whereby we license our software on demand as a service to the end user). Neither offering contributed a significant amount of sales in 2009.

Company Highlights

For the year ended December 31, 2009, our total revenue increased by 16% and our total booked sales increased by 32% over 2008.  (Booked sales is a non-GAAP financial measure.  For more explanation on booked sales, see Revenue below). K-12 sales increased by 41% in the year ended December 31, 2009, compared to 2008, as the flow of federal stimulus funds to individual school districts and the spending requirements linked to these funds put school districts in a better position to execute new purchases. Booked sales and revenue also benefited from a large $6.9 million deal that closed in early July. For the year ended December 31, 2009, we closed 99 transactions in excess of $100,000, compared to 82 in 2008. Non-school sales, including private practice, international and OEM customers, decreased by 31% in 2009 compared to 2008. We believe that the decrease was primarily caused by adverse economic conditions affecting our customers in both the private practice and international markets. Operating expenses were flat in 2009 compared with 2008, as cost savings resulting from our restructuring initiative in January 2009 were partially offset by increased bonus and commission expense arising from our strong financial performance.

Results of Operations

Revenues

	Year Ended December 31,
(dollars in thousands)	2009	Change	2008	Change	2007
Products	$35,863	27%	$28,301	-9%	$31,023
Service and support	19,425	0%	19,453	29%	15,030
Total revenues	$55,288	16%	$47,754	4%	$46,053

2009 revenue compared to 2008: Product revenues increased by 27% in 2009 compared to 2008. The increase in 2009 was primarily due to higher US K-12 booked sales, which reflected the increased federal funding made available to schools by ARRA. Booked sales included one transaction for $6.9 million for which we recognized product revenue of $3.2 million.

Our service and support revenue was flat in 2009 compared to 2008. In 2008 we recognized OEM revenue relating to the Reading Assistant operations that we did not repeat in 2009. This was offset primarily by an increase in the number of implementation service days delivered.

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

Booked sales and selling activity:  Booked sales is a non-GAAP financial measure that management uses to evaluate current selling activity.  We believe that booked sales is a useful metric for investors as well as management because it is the most direct measure of current demand for our products and services.  Booked sales equals the total value (net of allowances) of software, services and support invoiced in the period. Revenue on a GAAP basis is recorded for booked sales when all four of the requirements for revenue recognition have been met; if any of the requirements to recognize revenue are not met, the sale is recorded as deferred revenue. We use booked sales information for resource allocation, planning, compensation and other management purposes.  We believe that revenue is the most comparable GAAP measure to booked sales.  However, booked sales should not be considered in isolation from revenue, and is not intended to represent a substitute measure of revenue or any other performance measure calculated under GAAP.

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the twelve months ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
(dollars in thousands)	2009	Change	2008	Change	2007
Booked sales	$59,701	32%	$45,084	(10%)	$49,849
Less: revenue recognized	(55,288)	16%	(47,754)	4%	(46,053)
Other adjustments	(2,135)	541%	(333)		-
Net increase/(decrease) in deferred revenue	2,278		(3,003)		3,796
Total deferred revenue end of period	$22,230	11%	$19,952	(13%)	$22,955

Booked sales in the K-12 sector increased by 41% to $56.2 million for 2009 compared to $39.9 million in 2008.  Booked sales in the K-12 sector were $45.6 million in 2007.  The flow of federal stimulus funds to individual school districts and the spending requirements linked to these funds put school districts in a better position to execute new purchases during the year. As previously noted, one large transaction for approximately $6.9 million was booked in 2009, whereas the largest transaction booked in 2008 was for approximately $2.2 million.  Our total booked sales for 2008 decreased by 10% from 2007.  The decrease in booked sales was mainly because one large transaction for approximately $7.4 million was booked in 2007 and no similar-sized transaction was booked in 2008.  Booked sales to the K-12 sector in 2009 represented 94% of total booked sales, compared to 89% in 2008 and 91% in 2007.   “Other adjustments” consists primarily of sales with FOB destination delivery terms that had not been delivered by year end, and therefore no deferred revenue or receivable was recorded for these transactions.

We believe large booked sales, which we define as transactions totaling more than $100,000, are an important indicator of mainstream education industry acceptance and an important factor in reaching our goal of increasing sales force productivity.  In 2009 we continued to focus our sales force on multi-site sales, and we closed 99 transactions in excess of $100,000 compared to 82 in 2008 and 90 in 2007.  For the year ended December 31, 2009, 66% of our booked sales arose from transactions over $100,000.  For the comparable periods ending December 31, 2008 and 2007, large booked sales accounted for 59% and 69% of booked sales respectively.  Large booked sales include volume and negotiated discounts but the percentage discount applicable to any given transaction will vary and the relative percentage of large booked sales and smaller booked sales in a given quarter may fluctuate.  Because we discount product license fees but do not discount service and support fees, product booked sales and revenue are disproportionately affected by discounting.  We cannot predict the size and number of large transactions in the future.

Booked sales to non-school customers (primarily to private practice clinicians and international value-added resellers) decreased by 31% in 2009, as a result of adverse economic conditions. In addition, in 2008 we recorded OEM booked sales of approximately $1.0 million from the operations we purchased in our acquisition of Soliloquy in January 2008, compared with $110,000 in 2009. Booked sales outside the K-12 market increased by 21% in 2008 compared with 2007, mainly due to the incremental OEM sales as well as our continued expansion of the international and private practice channels.

Although the current economic and financial conditions, the temporary nature of federal stimulus funding, and federal, state and local budget pressures make for an uncertain funding environment for our customers, we remain optimistic about our growth prospects in the K-12 market.  However, achieving our growth objectives will depend on increasing customer acceptance of our products, which requires us to continue to focus on improving our products’ ease of use, their fit with school requirements, and our connection with classroom teachers and administrators.  Our K-12 growth prospects are also influenced by factors outside our control, including general economic conditions and the overall level, certainty and allocation of state, local and federal funding.  While federal funding for education has grown steadily over the last few decades, the current level of federal spending and the federal deficit are likely to put pressure on all areas in the federal budget.  In addition, school district spending based on federal education stimulus funding is expected to decline after 2010 or 2011. States continue to experience severe budget pressure from the adverse conditions in the job, housing and credit markets; these conditions may continue to impact state education spending. In addition, the revenue recognized from our booked sales can be unpredictable.  Our various license and service packages have substantially differing revenue recognition periods, and it is often difficult to predict which license package a customer will purchase, even when the amount and timing of a sale can be reasonably projected.  In addition, the timing of a single large order or its implementation can significantly impact the level of booked sales and revenue at any given time. See “Risk Factors” for a further discussion of some of the factors that affect our sales and revenue.

Gross Profit and Cost of Revenues

	Year Ended December 31,
(dollars in thousands)	2009	2008	2007
Gross profit on products	$33,184	$26,123	$29,343
Gross profit margin on products	93%	92%	95%
Gross profit on service and support	10,530	9,732	6,491
Gross profit margin on services and support	54%	50%	43%
Total gross profit	$43,714	$35,855	$35,834
Total gross profit margin	79%	75%	78%

The overall gross profit margin increased by 400 basis points in 2009 compared to the prior year, mainly due to a revenue mix shift and higher service and support margins.  Higher margin product revenues made up 65% of total revenues in 2009, compared to 59% in 2008.  Product margins in 2009 increased 100 basis points over 2008, as proportionately lower royalty costs were partially offset by increased amortization expense arising from the intangible assets acquired from Soliloquy and product costs associated with Reading Assistant.  Service and support margins improved in 2009 compared to 2008 principally due to year over year price increases and cost savings resulting from more efficient delivery of services.

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

Operating Expenses

	Year Ended December 31,
(dollars in thousands)	2009	Change	2008	Change	2007
Sales and marketing	$24,042	2%	$23,587	-5%	$24,868
Research and development	6,418	-9%	7,016	56%	4,500
General and administrative	8,135	3%	7,883	3%	7,660
Total operating expenses	$38,595	0%	$38,486	4%	$37,028

In January 2009 we announced a 14% reduction in our workforce which was implemented during the first quarter of 2009.  The expected savings in salaries and benefit costs from this action are approximately $2.3 million annually.  In 2009 we paid severance costs of approximately $391,000.

On September 1, 2009, we announced a plan to consolidate our product development and product management leadership functions in our Oakland, California headquarters, mainly for strategic reasons. Under this plan, we closed our Waltham, Massachusetts office in December 2009 and eight Waltham research and development employees left the company.

In the fourth quarter of 2009 we determined that we needed to completely redesign our BrainSpark website and accordingly we recorded an impairment charge of $415,000. The amount of the impairment charge was determined by comparing the carrying amount of the website capitalized costs with the net present value of expected future cash flows to be generated by the website.

Sales and Marketing:  Sales and marketing expenses consist principally of salaries and incentive compensation paid to employees engaged in sales and marketing activities, travel costs, tradeshows, conferences, and marketing and promotional materials.  The 2% increase in 2009 is mostly due to higher commission expense of approximately $1.4 million as a result of the strong sales performance, partially offset by lower salary and benefit costs as a result of the restructuring actions taken in January 2009.The decrease in sales and marketing expenses in 2008 compared to 2007 is primarily due to a reduction of approximately $1.6 million in incentive compensation and consulting costs, partially offset by an increase of approximately $213,000 in salary and benefit costs resulting mainly from severance payments.  At December 31, 2009, we had 49 quota-bearing sales personnel compared to 50 and 51 at December 31, 2008 and 2007, respectively.

Research and Development: Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs.  The decrease for 2009 is primarily due to the capitalization of approximately $986,000 of development costs relating to our Reading Assistant Expanded Edition product, partially offset by increased bonus expense of approximately $430,000. No development costs were capitalized in either 2008 or 2007. Research and development expenses increased by 56% in 2008 compared to 2007, mostly due to increased development personnel costs stemming from the Soliloquy acquisition.

General and Administrative: General and administrative expenses principally consist of salaries and compensation paid to our executives, accounting staff and other support personnel, as well as travel expenses for these employees, and outside legal and accounting fees.  The 3% increase in 2009 compared to 2008 is primarily due to increases in bonus expenses of approximately $964,000, partially offset by a decrease in bad debt expense of $649,000. General and administrative expenses also increased by 3% in 2008 compared to 2007. The increase in 2008 is mostly caused by higher bad debt expense of $577,000 and severance costs of $266,000, partially offset by lower legal expenses, which decreased by $365,000.

Interest and Other Income

	Year Ended December 31,
(dollars in thousands)	2009	Change	2008	Change	2007
Interest on invested cash	$52	-53%	$110	-84%	$680
Interest expense on bank loan	(56)	NA	-	NA	-
Reclassification of service revenue	142	-51%	288	-13%	332
Miscellaneous	(28)	-275%	16	129%	7
Interest and other income	$110	-73%	$414	-59%	$1,019

Interest and other income decreased in 2009 compared to 2008 mainly because of lower reclassifications of service and support revenue relating to the amortization of deferred revenue for customers for whom we are no longer performing services, lower interest paid on our cash balances, and interest expense on our bank loan from January through August 2009. The main cause of the decrease from 2007 to 2008 was lower interest income as a result of lower average cash balances and declining interest rates.

Income Tax Provision

During 2009 we recorded an income tax expense of approximately $429,000. As of December 31, 2009, we have U.S. federal and state net operating loss carryforwards of approximately $54.1 million and $35.3 million, respectively.  The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2018 through 2024 if not utilized.  State net operating loss carryforwards will expire at various dates beginning in 2012 through 2017.

As of December 31, 2009, we have U.S. federal and state tax credit carryforwards of approximately $1.6 million and $1.3 million, respectively.  The federal credit will expire at various dates beginning in 2011 through 2028, if not utilized.  California state research and development credits can be carried forward indefinitely.

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

During 2007 we recorded an income tax benefit of approximately $1.1 million. This benefit included a $1.2 million reduction in our deferred tax asset valuation allowance related to a portion of our deferred tax assets that in our opinion would more likely than not be realized, based on future projected taxable income for fiscal 2008. Prior to 2007, we recorded a full valuation allowance against our deferred tax assets. These projections were based on one year of projected future taxable income.

Net operating loss carryforwards and credit carryforwards reflected above are limited due to ownership changes as provided in the Internal Revenue Code and similar state provisions.

Liquidity and Capital Resources

Our cash and cash equivalents and short-term investments were $20.7 million at December 31, 2009, compared to $7.6 million at December 31, 2008 and $21.2 million at December 31, 2007.  At December 31, 2009 there were no borrowings outstanding under our credit line. During 2008 we expended $10.1 million of our cash for the acquisition of the assets of Soliloquy Learning.

We expect that during at least the next twelve months our cash flow from operations together with our current cash balances will be our primary source of liquidity and will be sufficient to provide the necessary funds for our operations and capital expenditures.  Historically, we have used cash in our operations during the first half of the year and built cash in the second half. This pattern results largely from our seasonally low sales in the first calendar quarter, which reflects our industry pattern, and the time needed to collect on sales made towards the end of the second quarter. We expect that this pattern will continue, and that we will use cash in operations during the first half of 2010.  However, we expect that our current cash balances will be sufficient to fund our operating requirements during the first half of fiscal 2010. Accomplishing this, however, will require us to meet specific booked sales targets in the K-12 market.  We cannot assure you that we will meet our targets with respect to booked sales, revenues, expenses or operating results.

On February 28, 2010 we amended our existing revolving line of credit agreement with Comerica Bank.  The maximum that can be borrowed under the agreement is $7.5 million.  The line expires on December 31, 2011. Borrowing under the line of credit bears interest at a “daily adjusting LIBOR rate”.  Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and, as amended, financial covenants requiring us to maintain a minimum adjusted quick ratio of 1.15 and positive net worth.  The agreement includes a letter of credit sublimit not to exceed $1.0 million. At December 31, 2009, we have an outstanding letter of credit for $206,000. There were no borrowings outstanding on the line of credit at December 31, 2009 and we were in compliance with all our covenants.  In February 2009 we borrowed $2.5 million from the line of credit which we repaid in August 2009.

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

Cash provided by operations in 2009 was $14.5 million, compared to net cash used in operations in 2008 of $3.7 million and cash provided by operations of $6.1 million in 2007.  This improvement was mainly the result of higher net income and receivable collections resulting from our stronger sales performance. We collected $59.3 million of receivables in 2009, compared to $42.4 million in 2008, and $51.7 million in 2007.

Net cash used in investing activities for 2009 was $2.1 million, due to capital spending and additions to capitalized software. Net cash used in investing activities in 2008 was $10.4 million, of which $10.1 million relates to the acquisition of Soliloquy Learning assets. Net cash used in investing activities in 2007 was $2.4 million, consisting of net purchases of property and equipment of $1.1 million, a loan to JTT Holdings of $1.0 million in connection with the 2008 acquisition of Soliloquy, and deferred acquisition costs incurred of $319,000.

Net cash generated by financing activities in 2009, 2008 and 2007 was $0.7 million, $0.5 million, and $1.2 million, respectively.  Net cash generated by financing activities in all three years resulted from proceeds from the exercise of stock options and through purchases of stock through the employee stock purchase plan. In 2009 we borrowed and repaid $2.5 million from our credit facility. There was no borrowing on our credit line in 2008 or 2007.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations and Commitments

We have a non-cancelable lease agreement for our corporate office facilities in Oakland, California.  The minimum lease payment was approximately $78,000 per month through 2008. From 2009 through the end of the lease, the base lease payment increases at a compound annual rate of approximately 5%. The lease expires in December 2013.  We also have a lease agreement for our Tucson, Arizona office through May 2013 at an average rent of approximately $11,000 per month.  In early 2008, we entered into a lease for our Reading Assistant operations in Waltham, Massachusetts for approximately 6,000 square feet at an average monthly rent of approximately $12,000 that expires in September 2011.  Following the closure of the Waltham office in December 2009, we have sublet this property until October 2010 at a monthly rent of approximately $5,000.

We also make royalty payments to the institutions who participated in the original research that produced our initial products. Our minimum royalty payments are $150,000 per year.

The following table summarizes our obligations at December 31, 2009 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

(dollars in thousands)	2010	2011	2012	2013	2014 and thereafter	Total
Contractual Obligations:
Operating lease obligations (net of sublease income)	$1,259	$1,323	$1,274	$1,242	$-	$5,098
Minimum royalty obligations	150	150	150	150	150	$750
Total	$1,409	$1,473	$1,424	$1,392	$150	$5,848

Our purchase order commitments at December 31, 2009 are not material.

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

Revenue Recognition

We derive revenue from the sale of licenses to our software and from service and support fees.  Software license revenue is recognized in accordance with the rules governing revenue recognition for software companies. These rules provide specific industry guidance and four basic criteria, which must be met to recognize revenue. These are: 1) persuasive evidence of an arrangement exists; 2) delivery of the product has occurred; 3) a fixed or determinable fee; and 4) the probability that the fee will be collected.  The application of these rules requires us to exercise significant judgment related to our specific transactions and transaction types. In cases where we grant extended payment terms to school customers, we determine if the fixed or determinable fee criterion is met by reference to the customer’s specific funding sources, especially where the payment terms extend into the customer’s next fiscal year. If we determine that the fixed or determinable fee criterion is not met at the inception of the arrangement, we defer revenue recognition until the payments become due.

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

If an arrangement includes services that are essential to the functionality of the software, we recognize the fees for the software license and the services using the percentage of completion method in accordance with the rules relating to contract accounting.  We estimate the percentage of completion on contracts utilizing hours incurred to date as a percentage of the total estimated hours to complete the project. The percentage of completion method of accounting involves an estimation process and is subject to risks and uncertainties inherent in projecting future events. A number of internal and external factors can affect our estimates, including the nature of the services being performed, the complexity of the customer’s information technology environment and the utilization and efficiency of our professional services employees. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

Income Taxes

We account for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities, and for net operating loss and tax credit carryforwards. We intend to maintain a valuation allowance until sufficient positive evidence exists to support the realizability of the deferred tax assets.

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

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718, we use the Black-Scholes option valuation model to estimate stock-based compensation expense at the grant date based on the fair value of the award and recognize the expense ratably over the requisite service period of the award. Determining the appropriate fair value model and assumptions used in calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life.

The estimated expected stock price volatility increased from 49% in 2007 to 55% in 2008 and increased again to 58% in 2009. Our expected stock price volatility over the expected life of the options is based upon our historical experience over the expected life of the options.

Our estimate of the forfeiture rate has also changed from 3.5% in 2007 to 6.2% in 2008 to 8.3% in 2009, based on our experience of actual forfeiture rates. Stock compensation expense may be adjusted in the future if actual forfeiture rates differ significantly from our current estimates.

Capitalization of software development costs and website development costs.

As discussed in Note 1 to the Financial Statements, in 2009 we capitalized approximately $986,000 of costs relating to a new Reading Assistant product incurred after this product t had reached technological feasibility. The rules that govern how development costs are accounted for can have a major impact on our reported financial results. Significant judgment is required in assessing whether and when products have reached technological feasibility. We are also required to use judgment to estimate the net realizable value of the asset by projecting future revenues and cash flows expected to be generated by the products, in order to determine whether the unamortized cost exceed the net realizable value. Moreover, any future changes to our software product offerings could result in write-offs of previously capitalized costs and have a significant impact on our financial results.

We also capitalize web site application, infrastructure development and content development costs where a website is built for our internal needs and we do not plan to market the software externally,  For the years ended December 31, 2009 and 2008, respectively, we capitalized approximately $406,000 and $51,000 in web site development costs.  If indicators of impairment are present, estimates of future cash flows are used to test the recoverability of the web site asset If the carrying amount of the asset exceeds its fair value, an impairment charge is recognized. In late 2009 we determined that we needed to completely redesign our BrainSpark website and accordingly we recorded an impairment charge of $415,000. Significant judgment is required in evaluating which costs are eligible for capitalization and whether any impairment exists.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the rate of interest that we earn on our cash and cash equivalents. We did not hold any marketable debt securities at December 31, 2009. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at December 31, 2009 would not have a material effect on our results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Scientific Learning Corporation

We have audited the accompanying balance sheets of Scientific Learning Corporation as of December 31, 2009 and 2008 and the related statements of operations, stockholders equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scientific Learning Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

San Francisco, California
March 3, 2010

Scientific Learning Corporation
Balance Sheets
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$20,679	$7,550
Accounts receivable, net of allowance for doubtful accounts of $97 and $296 at December 31, 2009 and 2008, respectively	6,390	7,717
Prepaid expenses and other current assets	2,142	1,341

Total current assets	29,211	16,608

Property and equipment, net	1,780	1,552
Goodwill	4,568	4,568
Other intangible assets, net	5,476	6,424
Other assets	2,093	1,108

Total assets	$43,128	$30,260

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$812	$674
Accrued liabilities	7,362	3,964
Deferred revenue	15,859	15,521

Total current liabilities	24,033	20,159
Deferred revenue, long-term	6,371	4,431
Other liabilities	795	625

Total liabilities	31,199	25,215

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value; 40,000,000 authorized, 18,294,808 and 17,675,560 shares issued and outstanding at December 31, 2009 and 2008, respectively, and additional paid-in capital	87,182	85,098
Accumulated deficit	(75,253)	(80,053)

Total stockholders' equity	11,929	5,045

Total liabilities and stockholders' equity	$43,128	$30,260

See accompanying notes.

Scientific Learning Corporation
Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007

Revenues:
Products	$35,863	$28,301	$31,023
Service and support	19,425	19,453	15,030
Total revenues	55,288	47,754	46,053

Cost of revenues:
Cost of products	2,679	2,178	1,680
Cost of service and support	8,895	9,721	8,539
Total cost of revenues	11,574	11,899	10,219

Gross profit	43,714	35,855	35,834

Operating expenses:
Sales and marketing	24,042	23,587	24,868
Research and development	6,418	7,016	4,500
General and administrative	8,135	7,883	7,660

Total operating expenses	38,595	38,486	37,028

Operating income (loss)	5,119	(2,631)	(1,194)

Interest and other income (expense), net	110	564	1,266

Income (loss) before income tax	5,229	(2,067)	72
Income tax provision (benefit)	429	1,248	(1,082)
Net income (loss)	$4,800	$(3,315)	$1,154

Basic net income (loss) per share:	$0.27	$(0.19)	$0.07
Shares used in computing basic net income (loss) per share	18,039	17,488	17,161
Diluted net income (loss) per share:	$0.26	$(0.19)	$0.06
Shares used in computing diluted net income (loss) per share	18,690	17,488	18,297

See accompanying notes.

Scientific Learning Corporation
Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2009	2008	2007

Operating Activities:
Net income (loss)	$4,800	$(3,315)	$1,154
Amounts to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,895	1,266	313
Stock-based compensation	1,389	1,997	2,463
Increase (decrease) in deferred tax asset valuation allowance	-	1,191	(1,191)
Changes in operating assets and liabilities:
Accounts receivable	1,327	(1,293)	943
Prepaid expenses and other current assets	(801)	(29)	(320)
Other assets	(90)	(399)	(17)
Accounts payable	138	(317)	109
Accrued liabilities	3,398	(5)	(1,230)
Deferred revenue	2,278	(3,003)	3,796
Other liabilities	170	172	42

Net cash provided by (used in) operating activities	14,504	(3,735)	6,062

Investing Activities:
Purchases of property and equipment, net	(1,084)	(304)	(1,114)
Additions to capitalized software	(986)	-	-
Purchase of Soliloquy	-	(10,133)	-
Loan to JTT Holdings	-	-	(1,000)
Deferred acquisition costs	-	-	(319)

Net cash used in investing activities	(2,070)	(10,437)	(2,433)

Financing Activities:
Borrowings under bank line of credit	2,500	-	-
Repayment of borrowings	(2,500)	-	-
Proceeds from issuance of common stock, net	695	543	1,186

Net cash provided by financing activities	695	543	1,186

Increase (decrease) in cash and cash equivalents	13,129	(13,629)	4,815

Cash and cash equivalents at beginning of period	7,550	21,179	16,364

Cash and cash equivalents at end of period	$20,679	$7,550	$21,179

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$301	$66	$292
Cash paid during the year for interest	$56	-	-

See accompanying notes

Scientific Learning Corporation
Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock and
	Additional Paid-In			Total
	Capital		Accumulated	Stockholders’
	Shares	Amount	Deficit	Equity
Balance at December 31, 2006	16,972,333	$78,909	$(77,892)	$1,017
Issuance of common stock under stock option plan	182,375	822	-	822
Issuance of common stock under employee stock purchase plan	81,791	364	-	364
Stock-based compensation	-	2,463	-	2,463
Vesting of restricted stock units	79,387	-	-	-
Net income and comprehensive income	-	-	1,154	1,154
Balance at December 31, 2007	17,315,886	$82,558	$(76,738)	$5,820
Issuance of common stock under stock option plan	124,765	395	-	395
Issuance of common stock under employee stock purchase plan	79,406	148	-	148
Stock-based compensation	-	1,997	-	1,997
Vesting of restricted stock units	155,503	-	-	-
Net loss and comprehensive loss	-	-	(3,315)	(3,315)
Balance at December 31, 2008	17,675,560	$85,098	$(80,053)	$5,045
Issuance of common stock under stock option plan	251,816	492	-	492
Issuance of common stock under employee stock purchase plan	114,142	203	-	203
Stock-based compensation	-	1,389	-	1,389
Vesting of restricted stock units	253,290	-	-	-
Net income and comprehensive income	-	-	$4,800	4,800
Balance at December 31, 2009	18,294,808	$87,182	$(75,253)	$11,929

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

Our current operating assumptions and projections reflect management’s best estimate of future revenue, operating expenses, and capital commitments, and indicate that our current sources of liquidity, including the bank line of credit with Comerica, should be sufficient to fund operations through at least December 31, 2010.

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

Revenue Recognition

We derive revenue from the sale of licenses to our software and from service and support fees.  Software license revenue is recognized in accordance with accounting standards for software companies.  There are four basic criteria which must be met to recognize revenue. These are: 1) persuasive evidence of an arrangement exists; 2) delivery of the product has occurred; 3) a fixed or determinable fee; and 4) the probability that the fee will be collected.  The application of the relevant accounting standards requires us to exercise significant judgment related to our specific transactions and transaction types. In cases where we grant extended payment terms to school customers, we determine if the fixed or determinable fee criterion is met by reference to the customer’s specific funding sources, especially where the payment terms extend into the customer’s next fiscal year. If we determine that the fixed or determinable fee criterion is not met at the inception of the arrangement, we defer revenue recognition until the payments become due.

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

If an arrangement includes services that are essential to the functionality of the software, we recognize the fees for the software license and the services using the percentage of completion method in accordance with the accounting standards for software and service companies.  We estimate the percentage of completion on contracts utilizing hours incurred to date as a percentage of the total estimated hours to complete the project. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents, which primarily consist of cash on deposit with banks and money market funds, are stated at cost, which approximates fair value. Our cash and cash equivalents consisted of the following (in thousands):

	December 31,
	2009	2008
Cash on deposit	$502	$6,753
Money market funds	20,177	797
	$20,679	$7,550

We apply ASC 820, “Fair Value Measurements.” Level 1 financial assets measured at fair value on a recurring basis consist of money market funds (cash equivalents) of approximately $20.2 million as of December 31, 2009 and approximately $6.8 million at December 31, 2008.  We have no Level 2 or Level 3 financial assets measured at fair value on a recurring basis as of December 31, 2009 or at December 31, 2008.

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

Deferred charges

We defer royalty charges as incurred and recognize the expense over the term of the related license agreements or service periods. These deferred charges are included in “Prepaid expenses and other current assets” and in “Other assets” on our balance sheet.

Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value.

Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable.

Cash and cash equivalents are invested in a major financial institution in the United States.  Such deposits may be in excess of insured limits and are not insured in other jurisdictions.  Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

Our accounts receivable are primarily from booked sales to customers located primarily in the United States.  We perform ongoing credit evaluations of our customers.  We do not require collateral.

An allowance for doubtful accounts is determined with respect to those accounts that we have determined to be doubtful of collection.  At December 31, 2008 one customer accounted for more than 10% of our accounts receivable. No customers accounted for more than 10% of our accounts receivable at December 31, 2009. One customer accounted for more than 10% of our revenue in fiscal 2007. No customers accounted for more than 10% of our revenue in fiscal 2009 or 2008.

We have no off-balance sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other hedging arrangements.

Our concentration of royalty arrangements potentially exposes us to risk. If we were to lose our rights under these arrangements, this could materially impact our booked sales, revenue and net income. The patents and applications that we license are owned by the Regents of the University of California, and Rutgers, the State University of New Jersey, and relate to the basic speech and sound modification and adaptive technology developed at those institutions. In 2009, approximately 60% of our product booked sales was derived from selling products that use the licensed inventions.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Notes to Financial Statements

1.   Summary of Significant Accounting Policies (continued)

Software and web site development costs

We capitalize certain software development costs incurred subsequent to the establishment of technological feasibility and amortize the costs over the estimated lives of the related products. The annual amortization is the greater of the amount computed using (a) the ratio that current year to date gross revenues for the product bear to the aggregate of total anticipated revenues for the product or (b) the straight-line method over the remaining estimated economic life of the product. Technological feasibility is established upon completion of a working model.  In 2009 we capitalized approximately $986,000 of costs relating to a new Reading Assistant product that had reached technological feasibility. In 2008 and 2007 costs incurred subsequent to the establishment of technological feasibility for new projects were not significant, and were charged to research and development expense.  Software costs are amortized to cost of product revenues over the estimated useful life of the software, which is three years. Amortization was $91,000, zero and zero, for the years ended December 31, 2009, 2008 and 2007, respectively.

We also capitalize web site application, infrastructure development and content development costs where a website is built for our internal needs and we do not plan to market the software externally.  For the years ended December 31, 2009 and 2008, respectively, we capitalized approximately $406,000 and $51,000 in web site development costs.  If indicators of impairment are present, estimates of future cash flows are used to test the recoverability of the web site asset.  If the carrying amount of the asset exceeds its fair value, an impairment charge is recognized. In late 2009 we determined that we needed to completely redesign our BrainSpark website and accordingly we recorded an impairment charge of $415,000. We also capitalized development costs of $21,000 for the new website. We will amortize these costs over a period corresponding to the estimated life of the related products when the web site is ready for use.

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

We test goodwill annually for impairment or more frequently if events and circumstances warrant. This impairment testing involves a two-step process as follows:

Step 1 -- We have determined that we have one reporting unit and compare the fair value of the reporting unit to its carrying value, including goodwill. If the reporting unit’s carrying value, including goodwill, exceeds the unit’s fair value, we move on to Step 2. If the unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step 2 -- We perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This allocation derives an implied fair value for the reporting unit’s goodwill. We then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge shall be recognized for the excess.

Based on the annual impairment tests performed in the fourth quarter of 2009, we determined that the carrying value of our recorded goodwill had not been impaired and no impairment charge was recorded. We will continue to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired. Conditions that indicate that goodwill may be impaired include our market capitalization declining below net book value or a sustained decline in our stock price. A significant impairment could have a material adverse effect on the Company’s consolidated financial position and results of operations.

Notes to Financial Statements

1.	Summary of Significant Accounting Policies (continued)

Long-Lived Assets

We review long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. As noted above, we incurred an impairment charge of $415,000 for the year ended December 31, 2009 in respect of capitalized BrainSpark web development costs. We recorded no impairment charges for the years ended December 31, 2008 or 2007.

Certain purchased intangible assets such as purchased technology and customer lists are amortized to cost of revenues and operating expense over time, while in-process research and development is recorded as a one-time charge on the acquisition date. The allocation of the acquisition cost to purchased intangible assets, therefore, has a significant impact on our operating results.

Accounting for Stock-Based Compensation

We record stock-based compensation expense over the service period in connection with shares issued under our employee stock purchase plan and stock options and restricted stock awards. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the service period of the award on a straight-line basis.

Advertising

Advertising costs are expensed as incurred.  Advertising expense was $172,000, $80,000 and $2,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Income Taxes

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

Notes to Financial Statements

1.	Summary of Significant Accounting Policies (continued)

The following table sets forth the computation of net income per share (in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007
Net income (loss)	$4,800	$(3,315)	$1,154
Weighted average shares used in calculation of basic net income (loss) per share	18,039	17,488	17,161
Effect of dilutive securities:
Effect of dilutive securities:
Employee stock options and awards	651	-	1,136
Weighted-average diluted common shares	18,690	17,488	18,297
Basic net income (loss) per share	$0.27	$(0.19)	$0.07
Basic net income (loss) per share	$0.27	$(0.19)	$0.07
Diluted net income (loss) per share	$0.26	$(0.19)	$0.06

For the years ended December 31, 2009, 2008, and 2007, respectively, 1,510,281, 3,150,180, and 923,621 options were excluded from the calculation of diluted net income per share because their effect is anti-dilutive.

Subsequent events

We have evaluated subsequent events through the issuance of our condensed financial statements.

Recent Accounting Pronouncements

In April 2008 the FASB issued ASC 350-30-50, “Determination of the Useful Life of Intangible Asset.” which amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards ASC 350,” Intangibles – Goodwill and Other”  This new staff position was intended to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under Statement of Financial Accounting Standards ASC 805, “Business Combinations” . ASC 350-30-50 became effective beginning with our first quarter of 2009 and did not have a material impact on our financial condition or results of operations.

2. Restructuring

On January 7, 2009, we announced a series of changes intended to better align our costs and organization structure with the current economic environment and improve our profitability. These changes included a reduction in our work force of approximately 14% during the first quarter of 2009. We notified employees affected by the workforce reduction in December 2008 and January 2009.  We accrued severance costs of approximately $104,000 in the year ended December 31, 2008 and $287,000 in the quarter ended March 31, 2009.  The costs were mainly recorded in the Research and Development and the Sales and Marketing line items in our Statement of Operations and were paid in full by June 30, 2009, as shown in the following table (dollars in thousands):

Accrued severance costs, January 1, 2009	$104
Restructuring charges	287
Cash paid	(391)
Accrued severance costs, December 31, 2009	$-

Notes to Financial Statements

2. Restructuring (continued)

On September 1, 2009, we announced a plan to consolidate our product development and product management functions in our Oakland, California headquarters. Under this plan, we closed our Waltham, Massachusetts office and most Waltham employees left the company by the end of 2009. We notified the employees affected by the workforce reduction on September 1, 2009. Our lease on the Waltham office expires on September 30, 2011. In January 2010, we signed an agreement to sublease the property until October 2010.

We acquired the Waltham office as part of our acquisition of the Reading Assistant product line in January 2008. We plan to continue to support and improve the Reading Assistant products, including the new Reading Assistant Expanded Edition that was launched in September 2009.

These restructuring costs were mainly recorded under Research and Development in our Statement of Operations and are shown in the following table (dollars in thousands):

	Employee costs	Facility costs	Total

Accrued at January 1, 2009	$-	$-	$-
Accruals	149	226	375
Cash Paid	(130)	-	(130)
Accrued at December 31, 2009	$19	$226	$245

We expect to pay the employee costs during the first quarter of fiscal 2010 and the facility costs over the remaining lease term.

3. Stock-Based Compensation

Stock-Based Compensation Plans

On December 31, 2009, we had four active share-based compensation plans, which are described below.

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

Eligible employees may purchase common stock at 85% of the lesser of the fair market value of our common stock on the first day of the applicable one-year offering period or the last day of the applicable six-month purchase period.  At December 31, 2009, 306,985 shares were available for issuance under this plan.

Notes to Financial Statements

3. Stock-Based Compensation (continued)

Stock Based Compensation Expense

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.

Compensation Cost

The following table summarizes the impact of share-based compensation in the years ended December 31, 2009, 2008 and 2007 (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008	2007
Cost of service and support revenues	$151	$200	$216
Sales and marketing	490	685	892
Research and development	285	434	390
General and administrative	463	678	965
Total stock-based compensation expense	$1,389	$1,997	$2,463

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

The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2009	2008	2007

Expected life (in years)	5.5	5.1	4.0
Risk-free interest rate	1.9%	2.0%	4.9%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	58%	55%	49%

Notes to Financial Statements

3. Stock-Based Compensation (continued)

Summary of Stock Options

The following table summarizes all stock option activity under our share-based compensation plans for the year ended December 31, 2009:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	3,152,680	$4.25
Granted	499,900	$2.03
Exercised	(251,816)	$1.97
Cancelled (includes forfeited and expired)	(511,417)	$7.59
Outstanding at December 31, 2009	2,889,347	$3.48	4.02	$6,264,503

Vested and expected to vest at December 31, 2009	2,838,204	$3.50	3.93	$6,123,326

Exercisable at December 31, 2009	2,318,491	$3.58	3.05	$4,888,200

The aggregate intrinsic value of options outstanding at December 31, 2009 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 2,057,500 shares that had exercise prices that were lower than the $5.06 market price of our common stock at December 31, 2009 (“in the money options”). The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $238,000, $149,000 and $416,000, respectively.  The fair value of options vested during the years ended December 31, 2009, 2008 and 2007 was $375,000, $783,000, and $1.5 million, respectively. The weighted average grant date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $1.09, $1.13, and $2.96, respectively.

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2009:

	Outstanding			Exercisable
Price Range	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price Per Share

$1.17 - $1.37	62,382	$1.22	2.42	62,382	$1.22
$1.39 - $1.39	1,000,000	$1.39	2.42	1,000,000	$1.39
$1.40 - $5.06	995,118	$2.69	6.30	530,929	$3.22
$5.06 - $5.95	379,138	$5.85	4.58	379,138	$5.85
$5.96 - $30.50	452,709	$8.14	2.27	346,042	$8.42
	2,889,347	$3.48	4.02	2,318,491	$3.58

As of December 31, 2009, total unrecognized compensation cost related to stock options granted under our various plans was $0.5 million. We expect that cost to be recognized over a weighted-average period of 2.7 years.

Notes to Financial Statements

3. Stock-Based Compensation (continued)

Summary of Restricted Stock Units and Restricted Stock Awards

The following table summarizes all restricted stock unit activity under our share-based compensation plans for the year ending December 31, 2009:

	Outstanding Restricted Stock Units
	Number of Shares	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	544,823
Awarded	61,721
Released (Vested)	(253,290)
Forfeited or expired	(104,318)
Outstanding at December 31, 2009	248,936

Vested and expected to vest at December 31, 2009	236,059	1.06	$1,194,461

Restricted stock units were granted for the first time in 2006 under our 1999 Equity Incentive Plan. The fair value of these grants was calculated based upon the fair market value of our stock at the date of grant, less an estimate of pre-vesting forfeitures. The weighted-average grant-date fair value of restricted stock units awarded during fiscal years 2009, 2008 and 2007 was $1.96, $4.64 and $6.83, respectively, and the fair value of stock units that vested during fiscal years 2009, 2008 and 2007 was $887,000, $1.1 million and $771,000, respectively.  As of December 31, 2009, total unrecognized compensation cost related to restricted stock units was $1.0 million. We expect that cost to be recognized over a weighted-average period of 1.9 years.

Employee Stock Purchase Plan (“ESPP”)

ESPP awards for offering periods prior to and after the adoption of SFAS No. 123R were valued using the Black-Scholes model using the following assumptions:

	Year Ended December 31,
	2009	2008	2007

Expected life (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	1.1%	3.3%	5.0%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	85%	58%	44%

Disclosures Pertaining to All Share-Based Compensation Plans

Cash received under all share-based payment arrangements for the years ended December 31, 2009, 2008 and 2007 was $695,000, $543,00 and $1.2 million, respectively, related to the exercise of stock options and the purchase of ESPP shares. The weighted-average grant-date fair value of options, restricted stock units and restricted stock awards granted in the years ended December 31, 2009, 2008 and 2007 was $1.18,  $3.89, and $5.32 per share, respectively.

Notes to Financial Statements

4.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2009	2008
Prepaid expenses	$1,557	$999
Product inventory	495	236
Other receivables	90	106
	$2,142	$1,341

5.  Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2009	2008

Computer equipment and software	$3,327	$5,775
Office furniture and equipment	1,043	1,500
Leasehold improvements	598	619
	4,968	7,894
Less accumulated depreciation	(3,188)	(6,342)
	$1,780	$1,552

Depreciation expense for the years ended December 31, 2009, 2008, and 2007 was $856,000, $495,000 and $313,000, respectively.

6. Intangible assets

Details of our intangible assets at December 31, 2009 and 2008 are as follows (in thousands):

	Gross carrying amount	2009 amortization expense	Net carrying amount at December 31, 2009	Amortization period (years)
Core technology	$5,800	$629	$4,687	10
OEM contracts	560	131	293	5
Customer list	220	75	87	3
Non compete agreement	610	113	409	5
	$7,190	$948	$5,476

Notes to Financial Statements

6. Intangible assets (continued)

	Gross carrying amount	2008 amortization expense	Net carrying amount at December 31, 2008
Core technology	$5,800	$484	$5,316
OEM contracts	560	136	424
Customer list	220	58	162
Non compete agreement	610	88	522
	$7,190	$766	$6,424

The aggregate estimated annual intangible amortization expense is as follows (in thousands):

Fiscal year	Amortization
2010	1,057
2011	1,009
2012	979
2013	741
2014	648
2015 and thereafter	1,042
$5,476

Goodwill is not subject to amortization.  There have been no changes to the carrying amount of goodwill during 2009.

7.  Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2009	2008
Long-term lease deposits	$953	$878
Capitalized software, net	895	-
Other non current assets	245	230
	$2,093	$1,108

Capitalized software amortization of $91,000 was charged to expense in 2009.

8.  Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2009	2008
Accrued vacation	$953	$1,037
Accrued commissions and bonus	4,192	1,177
Accounts payable accruals	185	293
Other accrued liabilities	2,032	1,457
	$7,362	$3,964

Notes to Financial Statements

9. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	December 31,
	2009	2008
Current:
Products	$2,322	$3,124
Service and support	13,537	12,397
	$15,859	$15,521

Long term:
Products	$232	$148
Service and support	6,139	4,823
	$6,371	$4,971

10.  Bank Line of Credit

On February 28, 2010 we amended our existing revolving line of credit agreement with Comerica Bank.  The maximum that can be borrowed under the agreement is $7.5 million.  The line expires on December 31, 2011. Borrowing under the line of credit bears interest at a “daily adjusting LIBOR rate”.  Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and, as amended, financial covenants requiring us to maintain a minimum adjusted quick ratio of 1.15 and positive net worth.  The agreement includes a letter of credit sublimit not to exceed $1.0 million. At December 31, 2009, we have an outstanding letter of credit for $206,000. There were no borrowings outstanding on the line of credit at December 31, 2009 and we were in compliance with all our covenants.  In February 2009 we borrowed $2.5 million from the line of credit which we repaid in August 2009.

11. Income Taxes

Substantially all income before income taxes is derived from the United States.

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Current:
Federal	$50	$(101)	$28
State	265	41	81
Foreign	-	1	-
Total current	315	(59)	109

Deferred:
Federal	104	1,157	(1,055)
State	10	150	(136)
Total deferred	114	1,307	(1,191)

Total provision (benefit) for income taxes	$429	$1,248	$(1,082)

Notes to Financial Statements

11. Income Taxes (continued)

Differences between income taxes calculated using the federal statutory income tax rate and the provision (benefit) for income taxes were as follows (in thousands):

	Year ended December 31,
	2009	2008	2007

Computed tax at statutory rate of 34%	$1,777	$(703)	$24
State taxes, net of federal benefit	299	(64)	80
Federal Alternative Minimum Tax	102	5	41
Losses benefited	(1,787)	(229)	(783)
Non deductible stock-based compensation	105	147	435
Other non deductible expenses	259	108	312
Change in valuation allowance	(326)	1,984	(1,191)
Total provision (benefit) for income taxes	$429	$1,248	$(1,082)

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets (liabilities) are as follows, (in thousands):

	December 31,
	2009	2008

Deferred tax assets
Net operating loss carryforwards	$20,742	$22,794
Capitalized software development costs	22	45
Deferred revenue	1,723	2,170
Research credit carryforward	2,635	2,451
Other	1,922	1,993
Total gross deferred tax assets	27,044	29,453

Deferred tax liabilities
Goodwill	(237)	(116)
Gross deferred tax assets / liabilities	26,807	29,337
Valuation allowance	(27,044)	(29,453)
Total net deferred tax liabilities	$(237)	$(116)

During 2009 we recorded an income tax expense of approximately $429,000. The valuation allowance decreased during 2009 by approximately $2.4 million.

As of December 31, 2009, we have U.S. federal and state net operating loss carryforwards of approximately $54.1 million and $35.3 million, respectively.  The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2018 through 2024 if not utilized.  State net operating loss carryforwards will expire at various dates beginning in 2012 through 2017.

As of December 31, 2009, we have U.S. federal and state tax credit carryforwards of approximately $1.6 million and $1.3 million, respectively.  The federal credit will expire at various dates beginning in 2011 through 2028, if not utilized.  California state research and development credits can be carried forward indefinitely.

Notes to Financial Statements

11. Income Taxes (continued)

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

In connection with our adoption of ASC 718, we use the "with-and-without" approach described in ASC 740-20-05 "Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations" to determine the recognition and measurement of excess tax benefits.  In addition, we have elected to account for indirect effects of stock option based awards on other tax attributes, such as research and alternative minimum tax credits, through the income statement.  Accordingly, we have elected to recognize excess tax benefits from stock option exercises in additional paid in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to us.

Therefore, included in the net operating loss carryforwards are losses created by the exercise of stock options.  Although these net operating loss carryforwards are reflected in total U.S. net operating tax loss carryforwards, pursuant to ASC 718, deferred tax assets associated with these deductions are only recognized to the extent that they reduce taxes payable.  Further, these recognized deductions are treated as direct increases to stockholders' equity and as a result do not impact the Statement of Operations.  To the extent stock-option related deductions are not recognized pursuant to ASC 718, the unrecognized benefit is not reflected on the Balance Sheet.

Net operating loss carryforwards and credit carryforwards reflected above are limited due to ownership changes as provided in the Internal Revenue Code and similar state provisions.

We apply the provisions of FASB Interpretation ASC 740-10, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB ASC 740-10. ASC 740-10 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There was not a material impact on our financial position and results of operations as a result of the adoption of the provisions of ASC 740-10. At December 31, 2009, we had a liability for unrecognized tax benefits of $2.0 million (of which $18,000, if recognized, would affect the Company’s effective tax rate).  We believe there may be changes in our unrecognized tax positions over the next twelve months, but that this will not result in a material adjustment.

Interest and penalty costs related to unrecognized tax benefits are classified as a component of “ Income Tax Expense” in the accompanying statement of operations and the corresponding liability in "Accrued Liabilities" in the accompanying balance sheet. We recognized an immaterial amount of interest expense related to unrecognized tax benefits for the year ended December 31, 2009.

We file U.S. federal and state income tax returns. Tax returns remain open to examination by the appropriate governmental agencies for tax years 2004 to 2008. The federal, and state, taxing authorities may choose to audit tax returns for tax years beyond the statue of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. We are not currently under audit in any major tax jurisdiction.

Notes to Financial Statements

11. Income Taxes (continued)

A reconciliation of our unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2009	2008

Balance at January 1	$1,883	$1,876
Additions for tax positions of prior years	430	-
Additions for tax positions related to current year	130	106
Reductions for tax positions of prior years	(50)	(99)
Settlements during the current year	-	-
Balance at December 31	$2,393	$1,883

12. Stockholders’ Equity (Deficit)

Common Stock

At December 31, 2009, we had reserved shares of common stock for future issuance as follows:

Stock options outstanding	2,889,347
Stock awards outstanding	248,936
Stock options available for future grants	1,660,590
Employee stock purchase plan	306,985
5,105,858

13. Inventories

Inventories of $495,000 and $236,000 at December 31, 2009 and December 31, 2008, respectively, are included in “Prepaid expenses and other current assets” and consist entirely of finished goods.

14.  Commitments and Contingencies

Leases

We have a non-cancelable lease agreement for our corporate office facilities in Oakland.  The minimum lease payment was approximately $78,000 per month through 2008. From 2009 through the end of the lease, the base lease payment increases at a compound annual rate of approximately 5%. The lease expires in December 2013.  We also have a lease agreement for our Tucson, Arizona office through May 2013 at an average rent of approximately $11,000 per month.  In early 2008, we entered into a lease for our Reading Assistant operations in Waltham, Massachusetts for approximately 6,000 square feet at an average monthly rent of approximately $12,000 that expires in September 2011.  Following the closure of the Waltham office in December 2009, we signed an agreement to sublease this property until October 2010 at a monthly rent of approximately $5,000.

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

Notes to Financial Statements

14. Commitments and Contingencies (continued)

Future minimum payments under these leases as of December 31, 2009 are as follows (in thousands):

2010	1,259
2011	1,323
2012	1,274
2013	1,242
$5,098

Rent expense under all operating leases was $1.3 million, $1.2 million and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

License Agreement

In September 1996, we entered into a license agreement with a university for the use of the intellectual property underlying its most significant current products.  In exchange for the license, which expires in 2014, we issued stock and paid a license-issue fee.  The agreement also provided for milestone payments, all of which have been made, and for royalties based on booked sales of products using the licensed technology.  Royalty expenses were $836,000, $757,000 and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively, and are included in cost of product revenues.  Annual minimum guaranteed royalty payments are $150,000.

If we lose or are unable to maintain the license agreement during the term of the underlying patents, it would adversely affect our business. The university may terminate the license agreement if we fail to perform or violate its terms without curing the violation within 60 days of receiving written notice of the violation.

15. Warranties; Indemnification

We generally provide a warranty that our software products substantially operate as described in the manuals and guides that accompany the software for a period of 90 days.  The warranty does not apply in the event of misuse, accident, and certain other circumstances.  To date, we have not incurred any material costs associated with these warranties and have no accrual for such items at December 31, 2009.

From time to time, we enter into contracts that require us, upon the occurrence of certain contingencies, to indemnify parties against third party claims.  These contingent obligations primarily relate to (i) claims against our customers for violation of third party intellectual property rights caused by our products; (ii) claims resulting from personal injury or property damage resulting from our activities or products; (iii) claims by our office lessors arising out of our use of the premises; and (iv) agreements with our officers and directors under which we may be required to indemnify such persons for liabilities arising out of their activities on our behalf.  Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated.  No liabilities have been recorded for these obligations on our balance sheet as of December 31, 2009 or 2008.

16. Employee Retirement and Benefit Plan

We have a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. In 2007 we started to match contributions by plan participants at a rate of 3% of salary, with an annual maximum of $2,000 per participant.  For the years ended December 31, 2008 and 2007 our matching contributions were $393,000 and $280,000, respectively.  We decided to discontinue the matching contributions in 2009.

Notes to Financial Statements

17. Related Party Transactions

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

We have a 3.5% equity interest in Posit Science. We recorded royalty income from Posit Science of $154,000, $150,000 and $246,000 in fiscal years 2009, 2008 and 2007, respectively.

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

We also have in place consulting agreements with two of our founders, who are or were also members of our Board of Directors.  Dr. Paula Tallal, who is a current Board member, provides ongoing consulting in the areas of customer relationships and research planning and in fiscal 2009, 2008 and 2007 received total compensation of approximately $69,000, $111,000, and $107,000, respectively.  Dr. Michael Merzenich, who retired as a Board member in October 2008, provides consulting services including public speaking, meetings with third parties and other projects as agreed from time to time, and in fiscal 2009, 2008 and 2007 received total compensation of approximately $45,000, $28,000, and $21,000, respectively.

Notes to Financial Statements

18. Interim Financial Information (unaudited)

Quarterly financial data (in thousands, except per share amounts):

	2009
	Quarter Ended
	March 31	June 30	September 30	December 31	Total

Total revenues	$8,624	$10,616	$20,293	$15,755	$55,288

Gross profit	6,027	8,061	17,042	$12,584	43,714

Net income (loss)	(2,861)	(314)	6,455	$1,520	4,800

Net income (loss) per share:
Basic	$(0.16)	$(0.02)	$0.36	$0.08	$0.27

Diluted	$(0.16)	$(0.02)	$0.35	$0.08	$0.26

	2008
	Quarter Ended
	March 31	June 30	September 30	December 31	Total

Total revenues	$9,085	$13,481	$12,695	$12,493	$47,754

Gross profit	6,170	10,441	9,685	9,559	35,855

Net income (loss)	(4,664)	(438)	590	1,197	(3,315)

Net income (loss) per share:
Basic	$(0.27)	$(0.03)	$0.03	$0.07	$(0.19)

Diluted	$(0.27)	$(0.03)	$0.03	$0.07	$(0.19)

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

As required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, and concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Management's Report on Internal Control over Financial Reporting

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to our executive officers is contained in Part I “Executive Officers” and such information is also incorporated by reference in this section.

Information required by this item respecting our directors, audit committee and code of ethics is set forth under the caption “Proposal 1: Election of Directors” in our Proxy Statement relating to our 2010 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated by reference into this Form 10-K Report.  The Proxy Statement will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Proxy Statement is not being filed as a part hereof.

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	Financial Statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Balance Sheet – December 31, 2009 and 2008
Statements of Operations – Years Ended December 31, 2009, 2008 and 2007
  Statements of Stockholders’ Equity – Years Ended December 31, 2009, 2008 and 2007
Statements of Cash Flows – Years Ended December 31, 2009, 2008 and 2007
Notes to Financial Statements

(2)	Financial Statement Schedules

As required under Item 8, Financial Statements and Supplementary Data, the financial statement schedule of the Company is provided in this separate section.  The financial statement schedule included in this section is as follows:

Schedule II – Valuation and Qualifying Accounts (in thousands):

	Opening Balance	Charges (credits) to Operating Expenses	Additions (deductions) to Allowance	Closing Balance
2009	$296	$(75)	$(124)	$97
2008	$96	$574	$(374)	$296
2007	$99	$(3)		$96

Other schedules are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b)	Exhibits

A list of exhibits filed herewith is contained in the exhibit index that immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC LEARNING CORPORATION

By /s/ D. Andrew Myers	March 3, 2010
D. Andrew Myers
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ D. Andrew Myers
D. Andrew Myers	President, Chief Executive Officer, Director	March 3, 2010
(Principal Executive Officer)

/s/ Robert E. Feller
Robert E. Feller	Chief Financial Officer, Treasurer	March 3, 2010
(Principal Financial and Accounting Officer)

/s/ Edward Vermont Blanchard, Jr.
Edward Vermont Blanchard, Jr.	Director	March 3, 2010

/s/ Robert C. Bowen
Robert C. Bowen	Executive Chairman, Director	March 3, 2010

/s/ Rodman W. Moorhead, III
Rodman W. Moorhead, III	Director	March 3, 2010

/s/ Dr. Michael A. Moses
Dr. Michael A. Moses	Director	March 3, 2010

/s/ Lance R. Odden
Lance R. Odden	Director	March 3, 2010

/s/ Dr. Paula A. Tallal
Dr. Paula A. Tallal	Director	March 3, 2010

/s/ Jeffrey D. Thomas
Jeffrey D. Thomas	Director	March 3, 2010

EXHIBIT INDEX

Exhibits to be filed with this 10-K
Exhibit Number	Description
3.1(14)	Amended and Restated Certificate of Incorporation
3.2(15)	Amended and Restated Bylaws
3.3(15)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2(1)	Specimen Stock Certificate
10.1(1)*	Form of Indemnity Agreement with each of our directors and executive officers
10.2(19)*	1999 Equity Incentive Plan, as amended
10.3(10)*	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Incentive Plan
10.4(3)*	Forms of Stock Option Grant Notice, Stock Option Agreement and Stock Bonus Agreement under the Incentive Plan
10.5(9)*	1999 Non-Employee Directors’ Stock Option Plan, as amended
10.6(19)*	1999 Employee Stock Purchase Plan, as amended
10.7*	Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan
10.8(7)*	Milestone Equity Incentive Plan
10.9(2)*	2002 CEO Option Plan
10.10(2)*	Employment Agreement dated as of May 31, 2002 by and between Scientific Learning Corporation and Robert C. Bowen
10.11(7)*	Letter Agreement dated January 2004 by and between the Registrant and Robert C. Bowen amending the Employment Agreement
10.12(16)*	Amendment to Employment Agreement with Robert C. Bowen made as of January 1, 2009.
10.13(20)*	Amendment No. 2 to Employment Agreement with Robert C. Bowen
10.14*	Retirement Agreement by and between Scientific Learning Corporation and Robert C. Bowen, effective as of January 1, 2010
10.15*	Independent Contractor Agreement by and between Scientific Learning Corporation and Robert C. Bowen, effective as of January 1, 2010
10.16(16)*	Offer of Employment Letter Agreement with D. Andrew Myers
10.17(20)*	Letter Agreement with D. Andrew Myers amending the terms of his employment, dated December 15, 2008.
10.18(8)*	Independent Contractor Agreement dated April l7, 2003 between the Registrant and Paula A. Tallal and Project Assignment thereunder dated December 17, 2004
10.19*	Independent Contractor Project Assignment between the Registrant and Paula A. Tallal effective January 1, 2010
10.20(17)*	Independent Contractor Agreement dated July 25, 2007 between the Registrant and Michael A. Moses
10.21*	Independent Contractor Project Assignment between the Registrant and Michael A. Moses effective January 1, 2010
10.22(13)*	2009 Management Incentive Plan
10.23(21)*	2008 Management Incentive Plan
10.24(26)*	2010 Management Incentive Plan
10.25(22)*	Letter Agreement related to Salary Deferral Plan.
10.26(6)	Loan and Security Agreement dated as of January 15, 2004 by and between the Registrant and Comerica Bank
10.27(9)	First Amendment to Loan and Security Agreement, dated as of September 29, 2004, by and between Comerica Bank and the Registrant, amending the Loan and Security Agreement
10.28(10)	Second Amendment to Loan and Security Agreement, dated as of December 2, 2005, by and between Comerica Bank and the Registrant, amending the Loan and Security Agreement
10.29(12)	Third Amendment to Loan and Security Agreement, dated as of September 5, 2006, by and between Comerica Bank and the Registrant, amending the Loan and Security Agreement
10.30(15)	Fourth Amendment to Loan and Security Agreement, dated as of June 5, 2007, by and between Comerica Bank and the Registrant, amending the Loan and Security Agreement
10.31(23)	Fifth Amendment to Loan and Security Agreement, dated as of June 30, 2008, by and between Comerica Bank and the Registrant, amending the Loan and Security Agreement
10.32(11)	Sixth Amendment to Loan and Security Agreement, dated as of January 30, 2009, by and between Comerica Bank and the Registrant, amending the Loan and Security Agreement

Exhibit Number	Description
10.33	Bilateral Extension Letter relating to Loan and Security Agreement, dated as of December 31, 2009, by and between Comerica Bank and the Registrant.
10.34
Seventh Amendment to Loan and Security Agreement, dated as of February June 30, 2008, by and between Comerica Bank and the Registrant, including Prime Referenced Rate Addendum to Loan and Security Agreement, amending the Loan and Security Agreement

10.35(1)†	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California
10.36(5)	Amendment No. 3 to Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California, amending the agreement
10.37(12)	Amendment No. 4 to Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California, amending the agreement
10.38(5)	Lease, dated as of October 1, 2003, with Rotunda Partners II
10.39(24)	First Amendment to Lease dated February 2008, between TriPointe Tucson, LLC and the Company.
10.40(24)	Commercial Lease, dated February 26, 2008, between Clematis, LLC and the Company.
10.41(4)	Technology Transfer Agreement dated as of September 30, 2003 by and between the Registrant and Neuroscience Solutions Corporation (now renamed Posit Science Corporation) or “NSC”
10.42(4)	SLC License Agreement dated as of September 30, 2003 by and between the Registrant and NSC
10.43(4)	NSC License Agreement dated as of September 30, 2003 by and between NSC and the Registrant
10.44(25)	Major Reseller Agreement dated as of October 15, 2007, between Posit Science Corporation and Registrant
10.45(18)	Asset Purchase Agreement between Registrant and JTT Holdings, Inc., d/b/a/ Soliloquy Learning dated December 18, 2007
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer (Section 302).
31.2	Certification of Chief Financial Officer (Section 302).
32.1	Certification of Chief Executive Officer (Section 906).
32.2	Certification of Chief Financial Officer (Section 906).

1)	Incorporated by reference to the exhibits previously filed on July 17, 1998 with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-56545).

2)	Incorporated by reference to the exhibits previously filed with the Registrant’s Form 8-K on June 7, 2002 (File No. 000-24547).

3)	Incorporated by reference to the exhibits previously filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2003 (File No. 000-24547).

4)	Incorporated by reference to the exhibits previously filed with the Registrant’s Form 8-K on October 1, 2003 (File No. 000-24547).

5)	Incorporated by reference to the exhibits filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2003 (File No. 000-24547).

6)	Incorporated by reference to exhibits previously filed with the Registrant’s Form 8-K on February 5, 2004 (File No. 000-24547).

7)	Incorporated by reference to the exhibits previously filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2004 (File No. 000-24547).

8)	Incorporated by reference to exhibits previously filed with the Registrant’s Form 8-K filed on December 20, 2004 (File No. 000-24547).

9)	Incorporated by reference to exhibits previously filed with the Registrant’s Form 10-K for the year ended December 31, 2004 (File No. 000-24547).

10)	Incorporated by reference to exhibits previously filed with the Registrant’s Form 10-K for the year ended December 31, 2005 (File No. 000-24547).

11)	Incorporated by reference to the exhibit previously filed with the Registrant’s Form 8-K filed April 30, 2009 (File No. 000-24547).

12)	Incorporated by reference to exhibits previously filed with the Registrant’s Form 10-K for the year ended December 31, 2006 (File No. 000-24547).

13)	Incorporated by reference to exhibit previously filed with the Registrant’s Form 8-K filed on February 23, 2009 (File No. 000-24547).

14)	Incorporated by reference to exhibits previously filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2007 (File No. 000-24547).

15)	Incorporated by reference to the exhibits previously filed on July 16, 2007 with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-143093).

16)	Incorporated by reference to exhibits previously filed with the Registrant’s Form 8-K filed on December 7, 2007 (File No. 000-24547).

17)	Incorporated by reference to exhibits previously filed with the Registrant’s Form 8-K filed on July 26, 2007 (File No. 000-24547).

18)	Incorporated by reference to exhibits previously filed with the Registrant’s Form 8-K filed on December 21, 2007 (File No. 000-24547).

19)	Filed as an Appendix to the Company’s definitive proxy statement filed with the SEC on April 10, 2007 (SEC File No. 000-24547), and incorporated herein by reference.

20)	Incorporated by reference to exhibits previously filed with the Registrant’s Form 8-K filed on January 2, 2009

21)	Incorporated by reference to exhibit previously filed with the Registrant’s Form 8-K filed on March 12, 2008

22)	Incorporated by reference to exhibit previously filed with the Company’s Form 8-K filed on August 1, 2008.

23)	Incorporated by reference to exhibit previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2008

24)	Incorporated by reference to exhibit previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2008

25)	Incorporated by reference to exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2007

26)	Incorporated by reference to exhibit previously filed with the Company’s Form 8-K/A filed on February 11, 2010

†	Certain portions of this exhibit have been omitted based upon confidential treatment granted by the Securities and Exchange Commission for portions of the referenced exhibit.

*	Management contract or compensatory plan or arrangement.