Form 10-Q
period 2010-03-31
SCIENTIFIC LEARNING CORP
filed 2010-04-28
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

As of April 15, 2010, there were 18,397,656 shares of Common Stock outstanding.

SCIENTIFIC LEARNING CORPORATION

INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

Index

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Scientific Learning Corporation
Condensed  Balance Sheets
(In thousands)

Unaudited

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$8,281	$20,679
Short-term investments	7,997	-
Accounts receivable, net	3,418	6,390
Prepaid expenses and other current assets	2,322	2,142

Total current assets	22,018	29,211

Property and equipment, net	2,143	1,780
Goodwill	4,568	4,568
Other intangible assets, net	5,215	5,476
Other assets	2,138	2,093

Total assets	$36,082	$43,128

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$457	$812
Accrued liabilities	3,629	7,362
Deferred revenue	14,345	15,859

Total current liabilities	18,431	24,033
Deferred revenue, long-term	6,177	6,371
Other liabilities	845	795

Total liabilities	25,453	31,199

Stockholders' equity :
Common stock and addditional paid in capital	87,790	87,182
Accumulated deficit	(77,152)	(75,253)
Accumulated other comprehensive loss	(9)	-

Total stockholders' equity	10,629	11,929

Total liabilities and stockholders' equity	$36,082	$43,128

See accompanying notes.

Index

Scientific Learning Corporation
Condensed Statements of Operations
(In thousands, except per share amounts)
Unaudited

	Three months ended March 31,
	2010	2009

Revenues:
Products	$5,502	$3,971
Service and support	5,563	4,653
Total revenues	11,065	8,624

Cost of revenues:
Cost of products	519	401
Cost of service and support	2,434	2,196
Total cost of revenues	2,953	2,597

Gross profit	8,112	6,027

Operating expenses:
Sales and marketing	5,950	5,443
Research and development	1,968	1,537
General and administrative	2,063	1,940
Total operating expenses	9,981	8,920

Operating loss	(1,869)	(2,893)

Interest and other income, net	16	61

Loss before income taxes	(1,853)	(2,832)
Provision for income taxes	46	29
Net loss	$(1,899)	$(2,861)

Basic and diluted net loss per share:	$(0.10)	$(0.16)
Shares used in computing basic and diluted net loss per share	18,338	17,863

See accompanying notes.

Index

Scientific Learning Corporation
Condensed Statements of Cash Flows
(In thousands)
Unaudited

	Three months ended March 31,
	2010	2009

Operating Activities:
Net loss	$(1,899)	$(2,861)
Items to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	622	359
Stock-based compensation	479	408
Changes in operating assets and liabilities:
Accounts receivable	2,972	2,276
Prepaid expenses and other current assets	(180)	(456)
Other assets	(21)	68
Accounts payable	(355)	51
Accrued liabilities	(3,733)	(902)
Deferred revenue	(1,708)	(2,679)
Other liabilities	50	31

Net cash used in operating activities	(3,773)	(3,705)

Investing Activities:
Purchases of property and equipment, net	(642)	(297)
Purchases of short-term investments	(8,112)	-
Additions to capitalized software	-	(325)

Net cash used in investing activities	(8,754)	(622)

Financing Activities:
Borrowings under bank line of credit	-	2,500
Proceeds from issuance of common stock, net	129	258

Net cash provided by financing activities	129	2,758

Decrease in cash and cash equivalents	(12,398)	(1,569)

Cash and cash equivalents at beginning of period	20,679	7,550

Cash and cash equivalents at end of period	$8,281	$5,981

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

Interim Financial Information

The interim financial information as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 is unaudited, and includes all necessary adjustments, which consisted only of normal recurring adjustments for a fair presentation of our financial position at such date and our results of operations and cash flows for those periods.  The balance sheet as of December 31, 2009 has been derived from audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements.  In addition, the results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2010, or for any other period.

These condensed financial statements and notes should be read in conjunction with our audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission.

Net Loss per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution of securities by adding common stock equivalents (computed using the treasury stock method) to the weighted-average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities of 3,075,355 and 3,585,854 have been excluded from the computation of diluted net loss per share in the three month periods ending March 31, 2010 and 2009, respectively, as their inclusion is antidilutive.

Index

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

The following table sets forth the computation of net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Net loss	$(1,899)	$(2,861)
Weighted average shares used in calculation of basic net loss per share	18,338	17,863
Effect of dilutive securities:
Effect of dilutive securities:
Employee stock options and awards	-	-
Weighted-average basic and diluted common shares	18,338	17,863
Net loss per common share - basic and diluted	$(0.10)	$(0.16)

Recent Accounting Pronouncements

In January 2010 the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements “which amends Subtopic 820-10 to require new disclosures and update existing disclosures.  This update is intended to provide a greater level of information and more robust disclosures about valuation techniques and inputs to fair value measurements. ASU 2010-06 became effective beginning with our first quarter of 2010 and did not have a material impact on our financial condition or results of operations.

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

These restructuring costs were mainly recorded under Research and Development in our Statement of Operations. We expect to pay the remaining employee costs by September 2010 and the facility costs through September 2011.  Accrued costs are shown in the following table (dollars in thousands):

	Employee costs	Facility costs	Total

Accrued at December 31, 2009	$19	$226	$245
Adjustments	6	$-	$6
Cash paid	(19)	(30)	(49)
Accrued at March 31, 2010	$6	$196	$202

Index

Notes to Condensed Financial Statements

3. Stock-Based Compensation

Accounting for Stock-Based Compensation

We recognized stock-based compensation expense of $479,000 and $408,000 in the three months ended March 31, 2010 and 2009, respectively.

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

Summary of Stock Options

We granted 92,250 stock options in the three months ended March 31, 2010 compared with 200,000 for the three months ended March 31, 2009.

The aggregate intrinsic value of options outstanding at March 31, 2010 was approximately $5.7 million and is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 1,970,347 shares that had exercise prices that were lower than the $4.80 market price of our common stock at March 31, 2010 (“in the money options”). The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $53,000 and $84,000, respectively.  The intrinsic value of options vested during the three months ended March 31, 2010 and 2009 was $94,000 and $133,000, respectively.

As of March 31, 2010, total unrecognized compensation cost related to stock options granted under our various plans was $703,000. We expect these costs to be recognized over a weighted-average period of 2.7 years.

Summary of Restricted Stock Units

We granted 42,939 and 61,721 restricted stock units during the three month periods ended March 31, 2010 and 2009, respectively.

The fair value of restricted stock units was calculated based upon the fair market value of our stock at the date of grant, less an estimate of pre-vesting forfeitures. The weighted-average grant-date fair value of restricted stock units awarded during the three months ending March 31, 2010 and 2009 was $5.07 and $1.96, respectively.

Disclosures Pertaining to All Share-Based Compensation Plans

Cash received under all share-based payment arrangements for the three months ended March 31, 2010 and 2009 was $129,000 and $258,000 respectively, related to the exercise of stock options. Because of our net operating losses and related valuation allowance, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the three months ending March 31, 2010 or 2009.

Index

Notes to Condensed Financial Statements

4. Comprehensive loss

Total comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(1,899)	$(2,861)
Unrealized loss on available-for-sale securities	(9)	-
Total comprehensive loss	$(1,908)	$(2,861)

5. Warranties and Indemnification

We generally provide a warranty that our software products substantially operate as described in the manuals and guides that accompany the software for a period of 90 days. The warranty does not apply in the event of misuse, accident, and certain other circumstances. To date, we have not incurred any material costs associated with these warranties and have no accrual for such items at March 31, 2010.

From time to time, we enter into contracts that require us, upon the occurrence of certain contingencies, to indemnify parties against third party claims. These contingent obligations primarily relate to (i) claims against our customers for violation of third party intellectual property rights caused by our products; (ii) claims resulting from personal injury or property damage resulting from our activities or products; (iii) claims by our office lessor arising out of our use of the premises; and (iv) agreements with our officers and directors under which we may be required to indemnify such persons for liabilities arising out of their activities on behalf of ourselves. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on our balance sheet as of March 31, 2010 or March 31, 2009.

6. Bank Line of Credit

On February 28, 2010 we amended our existing revolving line of credit agreement with Comerica Bank.  The maximum that can be borrowed under the agreement is $7.5 million.  The line expires on December 31, 2011. Borrowing under the line of credit bears interest at a “daily adjusting LIBOR rate”.  Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and, as amended, financial covenants requiring us to maintain a minimum adjusted quick ratio of 1.15 and positive net worth.  The agreement includes a letter of credit sublimit not to exceed $1.0 million. At March 31, 2010, we had an outstanding letter of credit for $206,000. There were no borrowings outstanding on the line of credit at March 31, 2010 and we were in compliance with all our covenants.

7. Provision for Income Taxes

In the three months ending March 31, 2010 we recorded income tax expense of $46,000. For the three months ended March 31, 2009 we recorded an income tax expense of $29,000. The tax expense for the three months ended March 31, 2010 consists primarily of deferred tax expense relating to the amortization of acquired goodwill and state tax expense. The tax expense for the three months ended March 31, 2009 consisted primarily of deferred tax expense relating to the amortization of acquired goodwill.

Statement of Financial Accounting Standards ASC 740, “Accounting for Income Taxes” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have established and continue to maintain a full valuation allowance against our deferred tax assets as we do not believe that realization of those asserts is more likely than not.

Index

Notes to Condensed Financial Statements

7. Provision for Income Taxes  (continued)

We account for uncertain tax positions under the provisions of FASB Interpretation ASC 740-10, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS ASC 740.” At March 31, 2010, we have unrecognized tax benefits of approximately $2.4 million. We have approximately $18,000 of unrecognized tax benefits that, if recognized, would affect our effective tax rate. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months. Interest and penalty costs related to unrecognized tax benefits are insignificant and classified as a component of “Income Tax Expense” in the accompanying Statement of Operations.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Tax returns remain open to examination by the appropriate governmental agencies for tax years 2005 to 2009. The federal and state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. We are not currently under audit in any major tax jurisdiction.

8. Software and web site development costs

Software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model.  In 2009, we capitalized approximately $986,000 of costs relating to our new Reading Assistant product that had reached technological feasibility. We began amortizing these costs to cost of product revenues over the estimated useful life of the software, which is expected to be three years, starting when the product was released for sale in September 2009.  We recorded amortization expense of $82,000 in the three months ended March 31, 2010.

We also capitalize web site application, infrastructure development and content development costs where a website is built for our internal needs and we do not plan to market the software externally. We capitalized approximately $14,000 of website development costs in the three months ended March 31, 2010.  Costs will be amortized over a period corresponding to the estimated life of the related products, expected to be five years.

9. Fair value measurements

We generally invest our excess cash in investment grade short - term fixed income securities and money market funds. The portion in cash and cash equivalents represents highly liquid instruments with insignificant interest rate risk and original maturities of three months or less. Unrealized gains and losses related to available for sale securities are reported in “comprehensive loss,” as disclosed in Note 4.

ASC 820 establishes a three-tier fair value hierarchy, categorizing the inputs used to measure fair value. The hierarchy can be described as follows: Level 1- observable inputs such as quoted prices in active markets; Level 2- inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3- unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

We have highly liquid investments classified as cash equivalents and short -term investments included in our balance sheet. Cash equivalents consist of money market instruments and commercial paper that have original maturities of 90 days or less.  We also invest in federal agency and corporate bonds with an original maturity date of greater than 90 days that are classified as short-term investments.  Investments in federal agency and corporate bonds that have an original maturity date of greater than one year but less than two years are also classified as short-term investments.  These instruments are classified within Level 2 of the fair value hierarchy.  We have no level 3 financial assets.

Index

Notes to Condensed Financial Statements

9. Fair value measurements (continued)

Our financial assets measured at fair value are summarized below:

	Fair Value Measurement Using			Assets at	Assets at Amortized
	Level 1	Level 2	Level 3	Fair Value	Cost
Assets:
Money market accounts	$6,483	$—	$—	$6,483	$6,483
Commercial paper	—	1,500	—	1,500	1,500
Agency bonds	—	6,497	—	6,497	6,442
Other fixed income securities	—	1,500	—	1,500	1,485
Total	$6,483	$9,497	$—	$15,980	$15,910

10. Inventories

Inventories of $393,000 and $495,000 at March 31, 2010 and December 31, 2009, respectively, are included in “Prepaid expenses and other current assets” and consist entirely of finished goods.

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

Overview

We develop, distribute and license technology that accelerates learning by improving the processing efficiency of the brain.  Based on more than thirty years of neuroscience and cognitive research, our family of products improves brain fitness with technology-based exercises that build the cognitive skills required to read and learn effectively. Extensive outcomes research by independent researchers, our founding scientists, school districts and our company demonstrates the rapid and lasting gains achieved through participation in our products. Our products are marketed primarily to K-12 schools in the US, to whom we sell through a direct sales force.  To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support.  Since our inception, learners have used our products over two million times and approximately 6,700 schools have purchased at least $10,000 of our product licenses and services.  As of March 31, 2010 we had 210 full-time equivalent employees, compared to 201 at December 31, 2009.

Business Highlights

We market our Fast ForWord and Reading Assistant products primarily as a reading intervention solution for struggling and special education students and English Language Learners.  According to the U.S. Department of Education, in 2009, 33% of fourth graders in the United States had “below basic” reading scores and 67% were not proficient in reading.  Between 1992 and 2009 there was only a modest improvement in the proportion of fourth graders performing at the “below basic” level; between 2007 and 2009 there was no change in fourth-grade reading skills.  While our installed base is growing, the approximately 6,700 schools that have purchased at least $10,000 of our product licenses and services represent a small fraction of the approximately 117,000 K-12 schools in the US.

Federal education funds are a critical resource in helping school districts address the needs of the most challenged learners.  We believe that a significant proportion of our sales are funded by federal sources, particularly Title One and IDEA (special education) grants.  With the passage of the American Recovery and Reinvestment Act (“ARRA” - the recent stimulus bill), these two federal sources are estimated to have increased from $24.9 billion in the 2008 – 2009 school year to $37 billion in the 2009 – 2010 school year. In most states the ARRA funds have been and are being disbursed to school districts, and we believe that the ARRA funding had a substantial positive impact on our 2009 sales and will continue to do so in 2010.

States provide school districts with the majority of their funding, and those funds are also sometimes used to purchase our products.  Because of the economic downturn, states are experiencing severe budget difficulties.  In February 2010, the Center on Budget and Policy Priorities estimated that for the fiscal year ending in June 2010, 48 states had addressed or still faced shortfalls in their 2010 budgets totaling $196 billion, or 29% of state budgets.  The Center forecasted aggregate state budget shortfalls of $180 million for fiscal 2011.

Index

Company Highlights

For the three months ended March 31, 2010, our total revenue increased by 28% and our total booked sales increased by 33% compared to the three months ended March 31, 2009.  (Booked sales is a non-GAAP financial measure.  For more explanation on booked sales, see Revenues below). K-12 booked sales increased by 33% in the three months ended March 31, 2010, compared to the equivalent period in 2009, as the flow of federal stimulus funds to individual school districts and the spending requirements linked to these funds put school districts in a better position to execute new purchases. For the three months ended March 31, 2010, we closed 16 transactions in excess of $100,000, compared to seven in the first quarter of 2009. Non-school sales, including private practice, international, direct to consumer and OEM customers, increased by 34% in the three months ended March 31, 2010 compared to the same period in 2009. Operating expenses increased by 12% in the three months ended March 31, 2010 compared with the three months ended March 31, 2009, mainly due to higher headcount costs and increased spending on our information technology infrastructure.

Results of Operations

Revenues

	Three Months Ended March 31,
(dollars in thousands)	2010	Change	2009
Products	$5,502	39%	$3,971
Service and support	5,563	20%	$4,653
Total revenues	$11,065	28%	$8,624

For the three months ended March 31, 2010, our total revenue increased by 28% compared to the three months ended March 31, 2009.  Product revenue increased by 39% compared to the same period in 2009, mainly due to higher sales which reflected the increased federal funding made available to schools by ARRA.  Service and support revenue grew by 20%, mainly due to the increased delivery of both on-line and traditional service offerings for training and implementation.

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

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(dollars in thousands)	2010	Change	2009
Booked sales	$8,025	33%	$6,032
Less: revenue	(11,065)	28%	(8,624)
Other adjustments	1,332		(87)
Net decrease in deferred revenue	(1,708)		(2,679)
Total deferred revenue end of period	$20,522	19%	$17,273

Booked sales in the K-12 sector increased 33% to $7.3 million during the three months ended March 31, 2010, compared to $5.5 million in the same period in 2009.  The flow of federal stimulus funds to individual school districts and the spending requirements linked to these funds put school districts in a better position to execute new purchases during the quarter. The first quarter historically is our lowest booked sales quarter, and may not be predictive of the rest of the year.  Booked sales to the K-12 sector for the three months ended March 31, 2010 and 2009 were both 91% of total booked sales.  “Other adjustments” consists primarily of sales with FOB destination terms that had not been delivered by the end of the period, and therefore no deferred revenue or receivable was recorded for these transactions.

Index

We believe large booked sales transactions are an important indicator of mainstream education industry acceptance and an important factor in reaching our goal of increasing sales force productivity.  During the first quarter of 2010, we closed 16 sales that had a contract value in excess of $100,000, compared to seven in the same period in 2009.  For the three months ended March 31, 2010 and 2009 respectively, approximately 46% and 57% of our booked sales resulted from booked sales over $100,000.  Large booked sales include volume and negotiated discounts but the percentage discount applicable to any given transaction will vary and the relative percentage of large booked sales and smaller booked sales in a given quarter may fluctuate.  Because we discount product license fees but do not discount service and support fees, product booked sales and revenue are disproportionately affected by discounting.  We cannot predict the size and number of large transactions in the future.

Booked sales to non-school customers, which include private practice clinicians, international customers, direct to consumer sales, virtual schools and OEM contracts, increased by 34% for the three months ended March 31, 2010 compared to the same period in 2009.  This increase reflects growth in the consumer, virtual school and OEM businesses, partially offset by small declines in sales to both our international value added resellers and to private providers, which we attribute to the current economic difficulties in the United States and abroad.

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

Gross Profit and Cost of Revenues

	Three Months Ended March 31,
(dollars in thousands)	2010	2009
Gross profit on products	$4,983	$3,570
Gross profit margin on products	91%	90%
Gross profit on service and support	$3,129	$2,457
Gross profit margin on services and support	56%	53%
Total gross profit	$8,112	$6,027
Total gross profit margin	73%	70%

The overall gross profit margin improved by 3% in the first quarter of 2010 compared to the same period in 2009. The increase in gross margin was driven both by improved service and support margins and an increase in the proportion of higher margin product revenue.

Index

Higher margin product revenues made up 50% of total revenues in the three months ending March 31, 2010, compared to 46% in the first quarter of 2009.  Product margins in the first quarter of 2010 increased by 1% over the same period in 2009, mainly due to proportionately lower royalty costs. Service and support margins improved in the first quarter of 2010 compared to 2009 principally due to year over year price increases and cost savings resulting from more efficient delivery of services.

Operating Expenses

	Three Months Ended March 31,
(dollars in thousands)	2010	Change	2009
Sales and marketing	$5,950	9%	$5,443
Research and development	1,968	28%	1,537
General and administrative	2,063	6%	1,940
Total operating expenses	$9,981	12%	$8,920

Sales and Marketing Expenses: Sales and marketing expenses consist principally of salaries and incentive compensation paid to employees engaged in sales and marketing activities, travel costs, tradeshows, conferences, and marketing and promotional materials.  The increase in sales and marketing expenses in the three months ended March 31, 2010 compared to the same period in 2009 is primarily due to higher tradeshow, conference, and information technology expenses. At March 31, 2010, we had 52 quota-bearing sales personnel compared to 44 at March 31, 2009.

Research and Development Expenses: Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs.  Research and development expenses increased by 28% in the three months ended March 31, 2010 compared to the same period in 2009, primarily due to the capitalization during the first quarter of 2009 of approximately $325,000 of product development costs relating to a new Reading Assistant product when technological feasibility had been established.

General and Administrative Expenses: General and administrative expenses principally consist of salaries and compensation paid to our executives, accounting staff and other support personnel, as well as travel expenses for these employees, and outside legal and accounting fees. The increase in general and administrative expenses is mainly due to miscellaneous consulting expenses.

Interest and Other Income, net

	Three Months Ended March 31,
(dollars in thousands)	2010	Change	2009
Interest on invested cash	13	18%	11
Interest expense	-	-100%	(7)
Reclassification of service revenue	-	-100%	54
Miscellaneous	3	0%	3
Interest and other income, net	$16	-74%	$61

In the three months ended March 31, 2009, interest and other income consisted primarily of a reclassification of $54,000 of service and support revenue relating to a customer for whom we are no longer performing services. This reclassification is no longer applicable for the three months ending March 31, 2010.

Provision for Income Taxes

In the three months ending March 31, 2010 we recorded income tax expense of $46,000. For the three months ended March 31, 2009 we recorded an income tax expense of $29,000. The tax expense for the three months ended March 31, 2010 consists primarily of deferred tax expense relating to the amortization of acquired goodwill and state tax expense. The tax expense for the three months ended March 31, 2009 consisted primarily of deferred tax expense relating to the amortization of acquired goodwill.

Index

Statement of Financial Accounting Standards ASC 740, “Accounting for Income Taxes” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have established and continue to maintain a full valuation allowance against our deferred tax assets as we do not believe that realization of those asserts is more likely than not.

We account for uncertain tax positions under the provisions of FASB Interpretation ASC 740-10, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS ASC 740.” At March 31, 2010, we have unrecognized tax benefits of approximately $2.4 million. We have approximately $18,000 of unrecognized tax benefits that, if recognized, would affect our effective tax rate. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months. Interest and penalty costs related to unrecognized tax benefits are insignificant and classified as a component of “Income Tax Expense” in the accompanying Statement of Operations.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Tax returns remain open to examination by the appropriate governmental agencies for tax years 2005 to 2009. The federal and state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. We are not currently under audit in any major tax jurisdiction.

Liquidity and Capital Resources

Our cash, cash equivalents and short term investments were $16.3 million at March 31, 2010, compared to $20.7 million at December 31, 2009.

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

On February 28, 2010 we amended our existing revolving line of credit agreement with Comerica Bank.  The maximum that can be borrowed under the agreement is $7.5 million.  The line expires on December 31, 2011. Borrowing under the line of credit bears interest at a “daily adjusting LIBOR rate”.  Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and, as amended, financial covenants requiring us to maintain a minimum adjusted quick ratio of 1.15 and positive net worth.  The agreement includes a letter of credit sublimit not to exceed $1.0 million. At March 31, 2010, we had an outstanding letter of credit for $206,000. There were no borrowings outstanding on the line of credit at March 31, 2010 and we were in compliance with all our covenants.  In February 2009 we borrowed $2.5 million from the line of credit which we repaid in August 2009.

Net cash used in operating activities for the three months ended March 31, 2010 was $3.8 million versus cash used of $3.7 million during the same period in 2009.

Net cash used in investing activities for the three months ended March 31, 2010 was $8.8 million, of which $8.1 million was used for the purchase of short-term investments. Net cash used in investing activities for the three months ended March 31, 2009 was $622,000, due to capital spending and additions to capitalized software.

Financing activities generated $129,000 for the three months ended March 31, 2010 from proceeds from the exercise of stock options. Net cash provided by financing activities for the three months ended March 31, 2009 was $2.8 million, consisting of bank borrowings of $2.5 million and $258,000 from proceeds from the exercise of stock options.

Index

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations and Commitments

We have a non-cancelable lease agreement for our corporate office facilities in Oakland, California.  The minimum lease payment was approximately $78,000 per month through 2008. From 2009 through the end of the lease, the base lease payment increases at a compound annual rate of approximately 5%. The lease expires in December 2013.  We also have lease agreements for our Tucson, Arizona office through May 2013 at an average rent of approximately $11,000 per month, and for our Reading Assistant operations in Waltham, Massachusetts for approximately 6,000 square feet at an average monthly rent of approximately $12,000 that expires in September 2011.  Following the closure of the Waltham office in December 2009, we have sublet this property until October 2010 at a monthly rent of approximately $5,000.

We also make royalty payments to the institutions who participated in the original research that produced our initial products. Our minimum royalty payments are $150,000 per year.

The following table summarizes our obligations at March 31, 2010 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

(dollars in thousands)	Less than 1 year	2-3 years	4-5 years	Thereafter	Total
Contractual Obligations:
Operating lease obligations (net of sublease income)	$1,285	$2,590	$910	$-	$4,785
Minimum royalty obligations	150	300	263		713
Total	$1,435	$2,890	$1,173	$-	$5,498

Our purchase order commitments at March 31, 2010 are not material.

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

We believe that, as discussed in our most recent Report on Form 10-K, the estimates, assumptions and judgments pertaining to revenue recognition,  income taxes,  stock-based compensation and the capitalization of software development costs and website development costs are the most critical assumptions to understand in order to evaluate our reported financial results. There has been no change to these policies.

Index

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the rate of interest that we earn on our cash and cash equivalents. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at March 31, 2010 would not have a material effect on our results of operations.

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

As required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, and concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The funding for a substantial portion of our K-12 sales typically comes from federal sources, in particular IDEA (special education) and Title One funding.  In 2009 our sales were significantly and favorably impacted by the substantial increases in IDEA and Title One funding under the American Recovery and Reinvestment Act (ARRA). The competition between vendors and programs for ARRA funding is intense, and these increases have been authorized for a limited duration.  The ARRA funding is expected to decrease after 2010 or 2011, although some new programs – Race to the Top and Investing in Innovation -  are expected to continue.  Likewise, the current extraordinary levels of federal spending directed to economic recovery, the federal budget deficit and competing federal priorities could adversely impact the availability of federal education funding.  A cutback in federal education funding could have a materially adverse impact on our revenue.

State and local school funding continues to be significantly impacted by decreases in tax revenues due to the current economic downturn.  States face significant budget pressure, primarily due to the significant adverse events in the job, credit, and housing markets. While education spending remains an important priority for states, it faces competition from demands for, among other things, relief for homeowners, transportation spending and rising healthcare costs.  A continued reduction in state tax revenues could have a materially adverse impact on our revenue.

Our sales cycle tends to be long and somewhat unpredictable, which may result in delayed or lost sales, materially and adversely impacting our revenue and profitability.

Like other companies in the instructional market, our sales to K-12 schools are affected by school purchasing cycles and procedures, which can be quite bureaucratic.  The cost of some of our K-12 license packages requires multiple levels of approval in a political environment, which results in a time-consuming sales cycle that can be difficult to predict.  When a district decides to finance its license purchase, the time required to obtain necessary approvals can be extended even further.  In addition, sales to schools are subject to budgeting constraints, which may require schools to find available discretionary funds, obtain grants or wait until subsequent budget cycles.  As a result, our sales cycle generally takes months and, in some cases, can take a year or longer.  Therefore, we may devote significant time and energy to a particular customer sale over the course of many months, and then not make the sale when expected or at all.  This can result in lost opportunities that can materially and adversely impact our revenue and operating results.

Index

Sales in our non-school markets may continue to be affected by current global economic difficulties.

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

Index

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

We rely heavily on statistical studies of student results on assessments to demonstrate that our products lead to improved student achievement, which involves certain risks. For example, a school may fail to appropriately implement the products or to adhere to the product protocol, resulting in a study that does not produce substantial student improvements.  In addition, some studies on which we rely may be challenged because the studies use a limited sample size, lack a randomly selected control group, include assistance or participation from us or our scientists, or have other design characteristics that are not optimal.  These challenges may assert that these studies are not sufficiently rigorous or free from bias, and may lead to criticism of the validity of the studies and the conclusions that we draw from them.  Our sales and marketing efforts, as well as our reputation, could be adversely impacted if the studies upon which we rely to demonstrate the effectiveness of our products, or the conclusions we draw from those studies, are seen to be insufficient.

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

Because our software products are complex, they may contain undetected errors or defects, known as bugs. Bugs can be detected at any point in a product’s life cycle, but are more common when a new product is introduced or when new versions are released.  We expect that, as we have experienced in the past, despite our testing, errors will be found in new products and product enhancements in the future.

Many of our products and services rely on the World Wide Web in order to function.  Unanticipated problems affecting our network systems, third party facilities, telecommunications or electricity supply could cause interruptions or delays in the delivery of that product.  We have experienced problems due to power loss in the past, and we will continue to be exposed to the risk of access failure in the future.

If there are significant errors in our products or problems with customer access to our Web-delivered products and services, we could be required to issue credits or could lead to delays in or loss of market acceptance of our products, diversion of our resources, decreases in expansions or renewals, injury to our reputation, increased service expenses or payment of damages.

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

Index

Historically, we have used cash in our operations during the first half of the year and built cash in the second half.  This pattern results largely from our seasonally low sales in the first calendar quarter, which reflects our industry pattern, and the time needed to collect on sales made towards the end of the second quarter.

In February 2010 we amended our credit line with Comerica Bank, which now has a limit of $7.5 million and will expire December 31, 2011.  In January 2009, we drew down and in August 2009 we repaid $2.5 million under that line.  At March 31, 2010, no borrowing was outstanding under our credit line with Comerica and we were in compliance with the covenants of the line.  Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and financial covenants requiring us to maintain a minimum adjusted quick ratio of 1.15 and positive net worth. If we do not comply with the covenants, we risk being unable to borrow under the credit line.

Funding our liquidity needs out of cash flow from operations will require us to achieve certain levels of booked sales, collections, and expenses.  If we are unable to achieve sufficient levels of cash flow from operations, or are unable to obtain waivers or amendments from Comerica in the event we do not comply with our covenants, we would be required either to obtain debt or equity financing from other sources, or to reduce expenses.  Reducing our expenses could adversely affect our operations.  We cannot assure you that we will be able to secure additional debt or equity financing on acceptable terms, if at all.

Our new BrainSpark and BrainPro products are marketed directly to parents.  We may be unable to successfully penetrate this market.

In the US, we presently market primarily to K-12 public schools.  Parents who purchase our products for use with their children do so through our much smaller channel, private providers, in which the marketing is done by the individual private provider.  For the BrainSpark and Brain Pro offerings launched in 2009, we are marketing and selling directly to parents, a new market for us.  We may find our marketing efforts in this market less effective or more expensive than we have planned.  The current economic downturn may make our marketing and sales efforts in this market more difficult than we expect. If our marketing efforts are less effective than we expect, we may be unable to achieve our planned level of sales and revenue from this market. If our sales and revenue are substantially less than expected, this may cause us to incur impairment charges against the capitalized development costs for these products.

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

Index

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

Our ability to compete effectively depends in part on whether we are able to maintain the proprietary aspects of our technology and to operate without infringing on the proprietary rights of others.  It is possible that our issued patents will be found invalid or will not offer sufficient protection against competitors, that our trademarks will be challenged or infringed, or that our pending patent applications will not result in the issuance of patents.  If others are able to develop similar products due to the expiration, unenforceability or invalidity of the underlying patents, the resulting competition could materially harm our sales,.  The Company historically has not registered its copyrights in the United States, which may make it difficult to collect damages from a third party that may be infringing a Company copyright.

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

Further, if unauthorized copying or misuse of our products were to occur to a substantial degree, our sales could be adversely affected.

Index

Our common stock is thinly traded and its price is volatile.

Our common stock presently trades on the Nasdaq Global Market, and our trading volume is generally low.  For example during the first quarter of 2010, our average daily trading volume was approximately 35,000 shares.  As a result, the ability of holders of our common stock to sell such common stock and thereby monetize their investment may be limited. In addition, the market price of our common stock has been highly volatile since we became publicly traded and could continue to be subject to wide fluctuations.

The ownership of our common stock is concentrated.

At March 31, 2010, Trigran Investments owned approximately 28% of our outstanding stock, and our officers and directors held approximately 11% of the outstanding stock.  As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may have interests that diverge from those of other stockholders.  This concentration of ownership may also delay, prevent or deter a change in control of our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Index

Item 6. Exhibits

Exhibit No.	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws.

3.3(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation

10.1 (3)*	2010 Management Incentive Plan.

10.2 (4)*	Retirement Agreement by and between Scientific Learning Corporation and Robert C. Bowen, effective as of January 1, 2010

10.3 (4)*	Independent Contractor Agreement by and between Scientific Learning Corporation and Robert C. Bowen, effective as of January 1, 2010

10.4 (4)*	Independent Contractor Project Assignment between the Registrant and Paula A. Tallal effective January 1, 2010.

10.5 (4)*	Independent Contractor Project Assignment between the Registrant and Michael A. Moses effective January 1, 2010.

10.6 (4)	Bilateral Extension Letter relating to Loan and Security Agreement, dated as of December 31, 2009

10.7 (4)	Seventh Amendment to Loan and Security Agreement, dated as of February 2010, by and between Comerica Bank and the Registrant, including Prime Referenced Rate Addendum to Loan and Security Agreement.

31.1	Certification of Chief Executive Officer (Section 302).

31.2	Certification of Chief Financial Officer (Section 302).

32.1	Certification of Chief Executive Officer (Section 906).

32.2	Certification of Chief Financial Officer (Section 906).

(1)	Incorporated by reference to exhibit previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2007.

(2)	Incorporated by reference to exhibits previously filed with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed on July 13, 2007, registration no. 333-143093.

(3)	Incorporated by reference to exhibit previously filed with the Company’s Form 8-K/A filed on February 11, 2010

(4)	Incorporated by reference to exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2009

* Management compensation plan

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 28, 2010

Scientific Learning Corporation
(Registrant)

/s/ Robert E. Feller
Robert E. Feller
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and
Accounting Officer)

Index

Index to Exhibits

Exhibit No.	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws.

3.3(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation

10.1 (3)*	2010 Management Incentive Plan.

10.2 (4)*	Retirement Agreement by and between Scientific Learning Corporation and Robert C. Bowen, effective as of January 1, 2010

10.3 (4)*	Independent Contractor Agreement by and between Scientific Learning Corporation and Robert C. Bowen, effective as of January 1, 2010

10.4 (4)*	Independent Contractor Project Assignment between the Registrant and Paula A. Tallal effective January 1, 2010.

10.5 (4)*	Independent Contractor Project Assignment between the Registrant and Michael A. Moses effective January 1, 2010.

10.6 (4)	Bilateral Extension Letter relating to Loan and Security Agreement, dated as of December 31, 2009

10.7 (4)	Seventh Amendment to Loan and Security Agreement, dated as of February 2010, by and between Comerica Bank and the Registrant, including Prime Referenced Rate Addendum to Loan and Security Agreement.

31.1	Certification of Chief Executive Officer (Section 302).

31.2	Certification of Chief Financial Officer (Section 302).

32.1	Certification of Chief Executive Officer (Section 906).

32.2	Certification of Chief Financial Officer (Section 906).

(1)	Incorporated by reference to exhibit previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2007.

(2)	Incorporated by reference to exhibits previously filed with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed on July 13, 2007, registration no. 333-143093.

(3)	Incorporated by reference to exhibit previously filed with the Company’s Form 8-K/A filed on February 11, 2010

(4)	Incorporated by reference to exhibit previously filed with the Company’s Form 10-K for the year ended December 31, 2009

* Management compensation plan