Form 10-Q
period 2010-06-30
SCIENTIFIC LEARNING CORP
filed 2010-08-13
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

As of July 15, 2010, there were 18,538,619 shares of Common Stock outstanding.

SCIENTIFIC LEARNING CORPORATION

INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

Index

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC LEARNING CORPORATION
CONDENSED BALANCE SHEETS
(In thousands)
Unaudited

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$6,112	$20,679
Short-term investments	8,442	-
Accounts receivable, net	6,776	6,390
Prepaid expenses and other current assets	1,890	2,142

Total current assets	23,220	29,211

Property and equipment, net	2,014	1,780
Goodwill	4,568	4,568
Other intangible assets, net	4,952	5,476
Other assets	2,124	2,093

Total assets	$36,878	$43,128

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$637	$812
Accrued liabilities	4,379	7,362
Deferred revenue	15,170	15,859

Total current liabilities	20,186	24,033
Deferred revenue, long-term	5,383	6,371
Other liabilities	892	795

Total liabilities	26,461	31,199

Stockholders' equity :
Common stock and addditional paid in capital	88,348	87,182
Accumulated deficit	(77,932)	(75,253)
Accumulated other comprehensive income	1	-

Total stockholders' equity	10,417	11,929

Total liabilities and stockholders' equity	$36,878	$43,128

Index

SCIENTIFIC LEARNING CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
Unaudited

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenues:
Products	$7,223	$6,148	$12,725	$10,120
Service and support	5,084	4,468	10,647	9,121
Total revenues	12,307	10,616	23,372	19,241

Cost of revenues:
Cost of products	562	545	1,081	946
Cost of service and support	2,292	2,010	4,726	4,206
Total cost of revenues	2,854	2,555	5,807	5,152

Gross profit	9,453	8,061	17,565	14,089

Operating expenses:
Sales and marketing	5,851	5,281	11,801	10,724
Research and development	1,895	1,205	3,863	2,742
General and administrative	2,460	1,909	4,523	3,850

Total operating expenses	10,206	8,395	20,187	17,316

Operating loss	(753)	(334)	(2,622)	(3,227)

Interest and other income	18	56	35	118

Loss before income tax	(735)	(278)	(2,587)	(3,109)
Income tax expense	46	36	92	66
Net loss	$(781)	$(314)	$(2,679)	$(3,175)

Basic and diluted net loss per share:	$(0.04)	$(0.02)	$(0.15)	$(0.18)
Shares used in computing basic and diluted net loss per share	18,453	17,984	18,397	17,931

See accompanying notes.

Index

SCIENTIFIC LEARNING CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
Unaudited

	Six months ended June 30, 2010	Six months ended June 30, 2009

Operating Activities:
Net loss	$(2,679)	$(3,175)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,269	711
Stock based compensation	818	748
Changes in operating assets and liabilities:
Accounts receivable	(386)	(1,338)
Prepaid expenses and other current assets	252	(106)
Other assets	(195)	(91)
Accounts payable	(175)	378
Accrued liabilities	(2,983)	(12)
Deferred revenue	(1,677)	(1,338)
Other liabilities	97	60

Net cash used in operating activities	(5,659)	(4,163)

Investing Activities:
Purchases of property and equipment, net	(815)	(517)
Purchases of short-term investments	(8,941)	-
Sales and maturies of short-term investments	500	-
Additions to capitalized software	-	(752)

Net cash used in investing activities	(9,256)	(1,269)

Financing Activities:
Borrowings under bank line of credit	-	2,500
Proceeds from issuance of common stock, net	348	331

Net cash provided by financing activities	348	2,831

Decrease in cash and cash equivalents	(14,567)	(2,601)

Cash and cash equivalents at beginning of period	20,679	7,550

Cash and cash equivalents at end of period	$6,112	$4,949

Index

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies

Description of Business

Scientific Learning Corporation (the “Company”) develops, distributes and licenses technology that accelerates learning by improving the processing efficiency of the brain.

The Company’s patented products build learning capacity by rigorously and systematically applying neuroscience-based learning principles to improve the fundamental cognitive skills required to read and learn. To facilitate the use of the Company’s products, the Company offers a variety of on-site and remote professional and technical services, as well as phone, email and web-based support.  The Company sells primarily to K-12 schools in the United States through a direct sales force.

All of the Company’s activities are in one operating segment.

The Company was incorporated in 1995 in the State of California and was reincorporated in 1997 in the State of Delaware.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent that there are material differences between these estimates and actual results, the Company’s financial statements could be affected.

Interim Financial Information

The interim financial information as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 is unaudited, and includes all necessary adjustments, which consisted only of normal recurring adjustments for a fair presentation of the Company’s financial position at such date and the Company’s results of operations and cash flows for those periods. The balance sheet as of December 31, 2009 has been derived from audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements.  In addition, the results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2010, or for any other period.

These condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission.

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution of securities by adding common stock equivalents (computed using the treasury stock method) to the weighted-average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities of 3,371,415 and 3,342,484 have been excluded from the computation of diluted net loss per share in the six month periods ending June 30, 2010 and 2009, respectively, as their inclusion would be antidilutive.

Index

Notes to Condensed Financial Statements

1. Summary of Significant Accounting Policies (continued)

The following table sets forth the computation of net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(781)	$(314)	$(2,679)	$(3,175)
Weighted-average basic and diluted common shares	18,453	17,984	18,397	17,931
Net loss per common share - basic and diluted	$(0.04)	$(0.02)	$(0.15)	$(0.18)

There were no dilutive common stock equivalents for all periods presented.

Recent Accounting Pronouncements

In January 2010 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” which amends Subtopic 820-10 to require new disclosures and update existing disclosures.  This update is intended to provide a greater level of information and more robust disclosures about valuation techniques and inputs to fair value measurements. ASU 2010-06 became effective beginning with the Company’s first quarter of 2010 and did not have a material impact on the Company’s financial condition or results of operations.

2. Restructuring

On September 1, 2009, the Company announced a plan to consolidate its product development and product management functions in the Company’s Oakland, California headquarters. Under this plan, the Company closed its Waltham, Massachusetts office and most Waltham employees left the Company by the end of 2009. The Company notified the employees affected by the workforce reduction on September 1, 2009. The Company’s lease on the Waltham office expires on September 30, 2011. In January 2010, the Company signed an agreement to sublease the property until October 2010.

These restructuring costs were mainly recorded under Research and development in the Condensed Statement of Operations. The Company expects to pay the remaining employee costs by September 2010 and the facility costs through September 2011.  Accrued costs are shown in the following table:

(dollars in thousands)	Employee costs	Facility costs	Total
Accrued at December 31, 2009	$19	$226	$245
Adjustments	11	-	11
Cash paid	(19)	(48)	(67)
Accrued at June 30, 2010	$11	$178	$189

Index

Notes to Condensed Financial Statements

3. Stock-Based Compensation

Accounting for Stock-Based Compensation

The Company recognized stock-based compensation expense of $339,000 and $818,000 in the three and six months ended June 30, 2010 respectively, compared with $340,000 and $748,000 in the three and six months ended June 2009.

Valuation of Stock-Based Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. This model requires the input of subjective assumptions, including expected stock price volatility, the estimated life of each award and estimated pre-vesting forfeitures. The fair value of these stock options was estimated assuming no expected dividends and estimates of expected life, volatility and risk-free interest rate at the time of grant. Estimated volatility is based on the historical prices of the Company’s common stock over the expected life of each option. Expected life of the options is based on the Company’s history of option exercise and cancellation activity. The risk free interest rates used are based on the U.S. Treasury yield curve in effect at the time of grants for periods corresponding with the expected life of the options. The Company uses historical data to estimate pre-vesting option forfeitures.  The Company recognizes compensation expense for the fair values of these awards, which typically have graded vesting, on a straight-line basis over the requisite service period of each of these awards.

Summary of Stock Options

The Company granted 258,250 and 354,000 stock options during the six month periods ended June 30, 2010 and 2009, respectively.

The aggregate intrinsic value of options outstanding at June 30, 2010 was approximately $6.7 million and is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the 2,249,659 shares that had exercise prices that were lower than the $5.26 market price of the common stock at June 30, 2010 (“in the money options”). The total intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 was $77,000 and $84,000, respectively.  The intrinsic value of options vested during the six months ending June 30, 2010 and 2009 was $204,000 and $209,000, respectively. The weighted-average grant-date fair value of options awarded during the six months ending June 30, 2010 and 2009 was $2.74 and $1.97, respectively.

As of June 30, 2010, total unrecognized compensation cost related to stock options granted under the Company’s various plans was $949,000. The Company expects these costs to be recognized over a weighted-average period of 2.82 years.

Summary of Restricted Stock Units

The Company granted 257,939 and 61,721 restricted stock units during the six month periods ended June 30, 2010 and 2009, respectively.

The fair value of restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant, less an estimate of pre-vesting forfeitures. The weighted-average grant-date fair value of restricted stock units awarded during the six months ending June 30, 2010 and 2009 was $4.72 and $1.96, respectively.

As of June 30, 2010, total unrecognized compensation cost related to restricted stock units granted under the Company’s various plans was $1.5 million. The Company expects these costs to be recognized over a weighted-average period of 2.80 years.

Index

Notes to Condensed Financial Statements

3. Stock-Based Compensation (continued)

Disclosures Pertaining to All Share-Based Compensation Plans

Cash received under all share-based payment arrangements for the six months ended June 30, 2010 and 2009 was $348,000 and $331,000, respectively, related to the exercise of stock options. Because of the Company’s net operating losses and related valuation allowance, the Company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the six months ending June 30, 2010 or 2009.

4. Comprehensive Loss

Total comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Net loss	$(781)	$(314)	$(2,679)	$(3,175)
Unrealized gain on available-for-sale securities	10	-	1	-
Total comprehensive loss	$(771)	$(314)	$(2,678)	$(3,175)

5. Warranties and Indemnification

The Company generally provides a warranty that the Company’s software products substantially operate as described in the manuals and guides that accompany the software for a period of 90 days. The warranty does not apply in the event of misuse, accident, and certain other circumstances. To date, the Company has not incurred any material costs associated with these warranties and has no accrual for such items at June 30, 2010.

From time to time, the Company enters into contracts that require the Company, upon the occurrence of certain contingencies, to indemnify parties against third party claims. These contingent obligations primarily relate to (i) claims against the Company’s customers for violation of third party intellectual property rights caused by the Company’s products; (ii) claims resulting from personal injury or property damage resulting from the Company’s activities or products; (iii) claims by the Company’s office lessor arising out of the use of the premises; and (iv) agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their activities on behalf of the Company. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations as of June 30, 2010.

6. Bank Line of Credit

On February 28, 2010, the Company amended its existing revolving line of credit agreement with Comerica Bank.  The maximum that can be borrowed under the agreement is $7.5 million.  The line expires on December 31, 2011. Borrowing under the line of credit bears interest at a “daily adjusting LIBOR rate”.  Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and, as amended, financial covenants requiring the Company to maintain a minimum adjusted quick ratio of 1.15 and positive net worth.  The agreement includes a letter of credit sublimit not to exceed $1.0 million. At June 30, 2010, the Company had an outstanding letter of credit for $206,000. There were no borrowings outstanding on the line of credit at June 30, 2010, and the Company was in compliance with all its covenants.

Index

Notes to Condensed Financial Statements

7. Provision for Income Taxes

In the three and six months ending June 30, 2010, the Company recorded income tax expense of $46,000 and $92,000, respectively. For the three and six months ended June 30, 2009, the Company recorded income tax expense of $36,000 and $66,000, respectively. The tax expense for the three and six month periods, ending June 30, 2009 and 2010 consists primarily of deferred tax expense relating to the amortization of acquired goodwill and state tax expense.

The Company has established and continues to maintain a full valuation allowance against its deferred tax assets as the Company does not believe that realization of those assets is more likely than not.

At June 30, 2010, the Company has unrecognized tax benefits of approximately $2.4 million.  The Company has approximately $18,000 of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate.  The Company does not believe there will be any material changes in its unrecognized tax benefits over the next twelve months.  Interest and penalty costs related to unrecognized tax benefits are insignificant and classified as a component of “Income Tax Expense” in the accompanying Condensed Statement of Operations.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Tax returns remain open to examination by the appropriate governmental agencies for tax years 2005 through present. The federal and state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. The Company is not currently under audit in any major tax jurisdiction.

8. Software and Web Site Development Costs

Software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model.  In 2009, the Company capitalized approximately $986,000 of costs relating to the Company’s new Reading Assistant product that had reached technological feasibility. The Company began amortizing these costs to cost of product revenues over the estimated useful life of the software, which is expected to be three years, starting when the product was released for sale in September 2009.  The Company recorded amortization expense of $82,000 and $164,000 in the three and six months ended June 30, 2010, respectively.

The Company also capitalizes web site application, infrastructure development and content development costs where a website is built for our internal needs and the Company does not plan to market the software externally. The Company capitalized approximately $60,000 of website development costs in the six months ended June 30, 2010. These costs will be amortized over a period corresponding to the estimated life of the related assets, expected to be five years.

9. Fair Value Measurements

The Company generally invests its excess cash in investment grade short-term fixed income securities and money market funds. The portion in cash and cash equivalents represents highly liquid instruments with insignificant interest rate risk and original maturities of three months or less. Unrealized gains and losses related to available for sale securities are reported in “comprehensive loss,” as disclosed in Note 4.

The Company has established a three-tier fair value hierarchy, categorizing the inputs used to measure fair value. The hierarchy can be described as follows: Level 1- observable inputs such as quoted prices in active markets; Level 2- inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3- unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Cash equivalents consist of money market instruments and commercial paper that have original maturities of 90 days or less. These instruments are classified in Level 1 of the fair value hierarchy. The Company also invests in federal agency and corporate bonds with an original maturity date of greater than 90 days that are classified as short-term investments.  These instruments are classified within Level 2 of the fair value hierarchy.  We have no Level 3 financial assets.

Index

Notes to Condensed Financial Statements

9. Fair Value Measurements (continued)

The Company’s valuation techniques used to measure the fair values of money market funds that were classified as Level 1 in the table below were derived from quoted market prices as substantially all of these instruments have maturity dates (if any) within one year from our date of purchase and active markets for these instruments exist. The Company’s valuation techniques used to measure the fair values of the Company’s U.S. Treasury, U.S. government, U.S. government agency debt securities, corporate bonds and commercial paper that were classified as Level 2 in the table below, generally all of which mature within two years and the counterparties to which have high credit ratings, were derived from non-binding market consensus prices that are corroborated by observable market data or quoted market prices for similar instruments.

The Company’s financial assets measured at fair value at June 30, 2010 are summarized below:

	Fair Value Measurement Using			Assets at Fair	Assets at Amortized
(dollars in thousands)	Level 1	Level 2	Level 3	Value	Cost
Assets:
Money market accounts	$5,408	$—	$—	$5,408	$5,408
Commercial paper	—	400	—	400	400
Agency bonds	—	6,963	—	6,963	6,885
Other fixed income securities	—	1,479	—	1,479	1,469

Total	$5,408	$8,842	$—	$14,250	$14,162

As of December 31, 2009, the Company’s financial assets of approximately $20.2 million were entirely comprised of money market accounts which were classified as Level 1 in the fair value hierarchy.  The Company had no Level 2 or Level 3 financial assets.

As of June 30, 2010, the amortized cost and fair value of investments with contractual maturities are as follows:

(dollars in thousands)	Fair Value	Amortized Cost

Due in less than one year	$9,479	$9,395
Due in more than one year	530	526

Total	$10,009	$9,921

The Company has the ability, if necessary, to liquidate any of its investments in the next 12 months.  Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying consolidated balance sheet.

10. Inventories

Inventories of $357,000 and $495,000 at June 30, 2010 and December 31, 2009, respectively, are included in “Prepaid expenses and other current assets” and consist entirely of finished goods.

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

Overview

We develop, distribute and license technology that accelerates learning by improving the processing efficiency of the brain.  Based on more than thirty years of neuroscience and cognitive research, our family of products improves brain fitness with technology-based exercises that build the cognitive skills required to read and learn effectively. Extensive outcomes research by independent researchers, our founding scientists, school districts and our company demonstrates the rapid and lasting gains achieved through participation in our products. Our products are marketed primarily to K-12 schools in the US, to whom we sell through a direct sales force.  To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support.  Since our inception, learners have used our products over two million times and approximately 6,900 schools have purchased at least $10,000 of our product licenses and services.  As of June 30, 2010, we had 209 full-time equivalent employees, compared to 201 at December 31, 2009.

Business Highlights

We market our Fast ForWord and Reading Assistant products primarily as a reading intervention solution for struggling and special education students and English Language Learners.  According to the U.S. Department of Education, in 2009, 33% of fourth graders in the United States had “below basic” reading scores and 67% were not proficient in reading.  Between 1992 and 2009 there was only a modest improvement in the proportion of fourth graders performing at the “below basic” level; between 2007 and 2009 there was no change in fourth-grade reading skills.  While our installed base is growing, the approximately 6,900 schools that have purchased at least $10,000 of our product licenses and services represent a small fraction of the approximately 117,000 K-12 schools in the US.

States provide school districts with the majority of their funding, and those funds are also sometimes used to purchase our products.  Additionally, federal education funds are a critical resource in helping school districts address the needs of the most challenged learners.  We believe that a significant proportion of our sales are funded by federal sources, particularly Title One and IDEA (special education) grants.  With the passage of the American Recovery and Reinvestment Act (“ARRA” - the recent stimulus bill), these two federal sources are estimated to have increased from $24.9 billion in the 2008 – 2009 school year to $37 billion in the 2009 – 2010 school year. In most states the ARRA funds have been and are being disbursed to school districts, and we believe that the ARRA funding had a substantial positive impact on our booked sales in 2009.

During the first half of 2010, school districts were forced to focus more attention on balancing operating budgets than on investing in tools to improve student achievement.  We experienced a decline in booked sales in the second quarter of 2010 compared to the second quarter of 2009, which we believe resulted from this change in focus.  In February 2010, the Center on Budget and Policy Priorities estimated that for the current fiscal year, which began July 2010, 46 states had budget shortfalls totaling $121 billion, or 19% of budgets in those states.  The fact that schools have until September 2011 to spend remaining ARRA funds gives them the flexibility to wait for news regarding additional federal funding to save teacher jobs, and many school districts delayed purchase decisions that have historically been made in the early weeks of the summer.

Index

Despite the recent attention school districts have paid to balancing their budgets, we believe our solutions will remain well-positioned for federal Title I, IDEA and competitive funding opportunities such as Race to the Top and School Improvement Grants, due to the continued emphasis on national achievement mandates and education reform.

Company Highlights

For the three months ended June 30, 2010, our total revenue increased by 16% compared to the three months ended June 30, 2009 and for the six months ended June 30, 2010 our total revenue increased 21% over the corresponding period in 2009.  Our total booked sales decreased by 7% for the three months ended June 30, 2010 and increased 6% for the six months ended June 30, 2010 compared to the same periods in 2009.  (Booked sales is a non-GAAP financial measure.  For more explanation on booked sales, see Revenues below.) K-12 booked sales decreased by 7% in the three months ended June 30, 2010, and increased 6% in the six months ending June 30, 2010 compared to the same periods in 2009. For the three months ended June 30, 2010, we closed 27 transactions in excess of $100,000, compared to 25 in the three months ended June 30, 2009.  Non-school sales, including private practice, international, direct to consumer, virtual schools and OEM customers, decreased by 6% in the three months ended June 30, 2010 and increased 6% in the six months ended June 30, 2010 compared to the same periods in 2009. Operating expenses increased by 22% and 17% in the three and six months ended June 30, 2010 compared with the same period in 2009.

Results of Operations

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2010	Change	2009	2010	Change	2009
Products	$7,223	17%	$6,148	$12,725	26%	$10,120
Service and support	5,084	14%	4,468	$10,647	17%	9,121
Total revenues	$12,307	16%	$10,616	$23,372	21%	$19,241

For the three and six months ended June 30, 2010,  product revenue increased by 17% and 26% respectively, compared to the same periods in 2009, mainly as a result of the deferral of approximately $1.9 million in product revenue on transactions that included our new Reading Assistant Expanded Edition product during the three months ended June 30, 2009.  This deferred revenue was subsequently recognized in the third quarter of 2009. There were no similar revenue deferrals during the three months ended June 30, 2010. Service and support revenue grew by 14% and 17% for the three and six month periods in 2010 as compared to the same periods in 2009, primarily due to the increased delivery of both on-line and traditional service offerings for training and implementation, and more schools using our Progress Tracker reporting tool.

Booked sales and selling activity:  Booked sales is a non-GAAP financial measure that management uses to evaluate current selling activity.  We define booked sales as the total value (net of allowances) of software, services and support invoiced in the period.  We believe that booked sales is a useful metric for investors as well as management because it is the most direct measure of current demand for our products and services.  We use booked sales information for resource allocation, planning, compensation and other management purposes.

We believe that revenue is the most comparable GAAP measure to booked sales.  However, booked sales should not be considered in isolation from revenues, and is not intended to represent a substitute measure of revenues or any other performance measure calculated under GAAP.  The reconciliation table below shows the relationship among booked sales, revenue and deferred revenue.  We record booked sales into deferred revenue when all of the requirements for revenue recognition have been met, other than the requirement that the revenue for software licenses and services has been earned.  “Other adjustments” primarily reflects booked sales that are not recognized into revenue or deferred revenue in the quarter because, for example, the sales terms include a cancellation clause or the sale was FOB destination and had not been delivered, as well as the recognition of those sales in later quarters.

Index

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2010	Change	2009	2010	Change	2009
Total deferred revenue beginning of period	$20,522		$17,273	$22,230		$19,952
Booked sales	12,036	(7%)	12,961	20,061	6%	18,993
Less: revenue	12,307	16%	10,616	23,372	21%	19,241
Other adjustments	302		(1,004)	1,634		(1,090)
Total deferred revenue end of period	$20,553	10%	$18,614	$20,553	10%	$18,614

Booked sales in the K-12 sector decreased 7% to $10.8 million during the three months ended June 30, 2010, and increased 6% to $18.1 million during the six months ended June 30, 2010, compared to $11.7 million and $17.1 million during the respective three and six month periods in 2009.  As described above, state budget pressures caused many school districts to delay purchases during the second quarter of 2010. Booked sales to the K-12 sector for the three and six months ended June 30, 2010 and 2009 were 90% of total booked sales.

We believe large booked sales transactions are an important indicator of mainstream education industry acceptance and an important factor in reaching our goal of increasing sales force productivity.  During the second quarter of 2010, we closed 27 sales that had a contract value in excess of $100,000, compared to 25 in the same period in 2009.  For the three months ended June 30, 2010 and 2009 respectively, approximately 55% and 59 % of our booked sales resulted from booked sales over $100,000.  Large booked sales include volume and negotiated discounts but the percentage discount applicable to any given transaction will vary and the relative percentage of large booked sales and smaller booked sales in a given quarter may fluctuate.  Because we discount product license fees but do not discount service and support fees, product booked sales and revenue are disproportionately affected by discounting.  We cannot predict the size and number of large transactions in the future.

Booked sales to non-school customers decreased by 6% to 1.2 million for the three months ended June 30, 2010 compared to the same period in 2009.  This decrease reflects declines in sales to private practice clinicians, as a result of the current economic difficulties, partially offset by increases in sales to virtual schools.  For the six months ended June 30, 2010, sales to non-school customers increased 6% to $2 million compared to the prior year period as growth in the consumer, virtual school and OEM businesses offset declines in sales to private providers.

Although the current economic and financial conditions, the temporary nature of federal stimulus funding, and federal, state and local budget pressures make for an uncertain funding environment for our customers, we remain optimistic about our growth prospects in the K-12 and non-school markets.  However, achieving our growth objectives will depend on increasing customer acceptance of our products, which requires us to continue to focus on improving our products’ ease of use, their fit with school requirements, and our connection with classroom teachers and administrators.  Our K-12 growth prospects are also influenced by factors outside our control, including general economic conditions and the overall level, certainty and allocation of state, local and federal funding.  While federal funding for education has grown steadily over the last few decades, the current level of federal spending and the federal deficit are likely to put pressure on all areas in the federal budget.  In addition, school district spending based on federal education stimulus funding is expected to decline after 2011. States continue to experience severe budget pressure from the adverse conditions in the job, housing and credit markets.  These conditions may continue to impact state education spending. In addition, the revenue recognized from our booked sales can be unpredictable.  Our various license and service packages have substantially differing revenue recognition periods, and it is often difficult to predict which license package a customer will purchase, even when the amount and timing of a sale can be reasonably projected.  In addition, the timing of a single large order or its implementation can significantly impact the level of booked sales and revenue at any given time.

Index

Gross Profit and Cost of Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Gross profit on products	$6,661	$5,603	$11,644	$9,174
Gross profit margin on products	92%	91%	92%	91%
Gross profit on service and support	2,792	2,458	5,921	4,915
Gross profit margin on services and support	55%	55%	56%	54%
Total gross profit	$9,453	$8,061	$17,565	$14,089
Total gross profit margin	77%	76%	75%	73%

The overall gross profit margin improved by 1% in the second quarter and 2% in the first six months of 2010 compared to the corresponding periods in 2009. These increases in gross margin were driven by increases in both product gross margins and the proportion of higher margin product revenue.

Higher margin product revenues made up 59% and 54% of total revenues in the three and six months ending June 30, 2010 respectively, compared to 58% and 53% in the same periods in 2009.  Product margins increased by 1% in the three and six months ending June 30, 2010 over the same periods in 2009, mainly due to lower royalty, material and fulfillment costs. Service and support margins were flat in the second quarter of 2010 compared to 2009. For the six months ending June 30, 2010 service and support margins increased to 56% in 2010 compared to 54% in 2009 reflecting higher delivery of services in 2010.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2010	Change	2009	2010	Change	2009
Sales and marketing	$5,851	11%	$5,281	$11,801	10%	$10,724
Research and development	1,895	57%	1,205	3,863	41%	2,742
General and administrative	2,460	29%	1,909	4,523	17%	3,850
Total operating expenses	$10,206	22%	$8,395	$20,187	17%	$17,316

Sales and Marketing Expenses: Sales and marketing expenses consist principally of salaries and incentive compensation paid to employees engaged in sales and marketing activities, travel costs, tradeshows, conferences, and marketing and promotional materials.  The increase in sales and marketing expenses in the three and six months ended June 30, 2010 compared to the same periods in 2009 is primarily due to higher headcount, tradeshow, conference, and information technology expenses as the Company ramped up investment in lead generation and sales capacity to take advantage of expected increases in demand from the K-12 sectors. At June 30, 2010 we had 53 quota-bearing sales personnel compared to 43 at June 30, 2009.

Research and Development Expenses: Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs.  The increase in research and development expenses during the three and six months ended June 30, 2010 compared to the same period in 2009 is primarily due to the capitalization of approximately $427,000 and $752,000 of costs related to a new Reading Assistant product for which technological feasibility had been established in the three and six month periods ended June 30, 2009, respectively. There were no such costs capitalized in 2010.

General and Administrative Expenses: General and administrative expenses principally consist of salaries and compensation paid to our executives, accounting staff and other support personnel, as well as travel expenses for these employees, and outside legal and accounting fees. The increase in general and administrative expenses is primarily due to legal and consulting expenses related to our exploration of strategic alternatives in the area of mergers and acquisitions, which are presently not being pursued.

Index

Provision for Income Taxes

In the three and six months ending June 30, 2010 we recorded income tax expense of $46,000 and $92,000, respectively. For the three and six months ended June 30, 2009 we recorded income tax expense of $36,000 and $66,000, respectively. The tax expense for the three and six month periods ended June 30, 2009 and 2010 consists primarily of deferred tax expense relating to the amortization of acquired goodwill and state tax expense.

We have established and continue to maintain a full valuation allowance against our deferred tax assets as we do not believe that realization of those assets is more likely than not.

At June 30, 2010, we have unrecognized tax benefits of approximately $2.4 million.  We have approximately $18,000 of unrecognized tax benefits that, if recognized, would affect our effective tax rate.  We do not believe there will be any material changes in our unrecognized tax benefits over the next twelve months.  Interest and penalty costs related to unrecognized tax benefits are insignificant and classified as a component of “Income Tax Expense” in the accompanying statement of operations.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Tax returns remain open to examination by the appropriate governmental agencies for tax years 2005 through present. The federal and state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. We are not currently under audit in any major tax jurisdiction.

Liquidity and Capital Resources

Our cash, cash equivalents and short term investments were $14.6 million at June 30, 2010, compared to $20.7 million at December 31, 2009.

We expect that during at least the next twelve months our cash flow from operations together with our current cash balances will be our primary source of liquidity and will be sufficient to provide the necessary funds for our operations and capital expenditures.  Historically, we have used cash in our operations during the first half of the year and built cash in the second half. This pattern results largely from our seasonally low sales in the first calendar quarter, which reflects our industry pattern, and the time needed to collect on sales made towards the end of the second quarter. This pattern continued during the first half of 2010, during which we used $5.7 million in operations.  Continuing to fund our cash needs through operations will require us to meet specific booked sales targets.  We cannot provide assurance that we will meet our targets with respect to booked sales, revenues, expenses or operating results.

On February 28, 2010, we amended our existing revolving line of credit agreement with Comerica Bank.  The maximum that can be borrowed under the agreement is $7.5 million.  The line expires on December 31, 2011. Borrowing under the line of credit bears interest at a “daily adjusting LIBOR rate”.  Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and, as amended, financial covenants requiring us to maintain a minimum adjusted quick ratio of 1.15 and positive net worth.  The agreement includes a letter of credit sublimit not to exceed $1.0 million. At June 30, 2010, we had an outstanding letter of credit for $206,000. There were no borrowings outstanding on the line of credit at June 30, 2010, and we were in compliance with all our covenants.  In February 2009 we borrowed $2.5 million from the line of credit which we repaid in August 2009.

Net cash used in operating activities for the six months ended June 30, 2010 was $5.7 million versus cash used of $4.2 million during the same period in 2009.

Net cash used in investing activities for the six months ended June 30, 2010 was $9.3 million, of which $8.4 million was used for the purchase of short-term investments (net of sales and maturities of $500,000) and $815,000 was used for capital spending. Net cash used in investing activities for the six months ended June 30, 2009 was $1.3 million, due to capital spending and additions to capitalized software.

Financing activities generated $348,000 for the six months ended June 30, 2010 resulting from proceeds from the exercise of stock options. Net cash provided by financing activities for the six months ended June 30, 2009 was $2.8 million, consisting of bank borrowings of $2.5 million and proceeds of $331,000 from the exercise of stock options.

Index

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations and Commitments

We have a non-cancelable lease agreement for our corporate office facilities in Oakland, California.  The minimum lease payment was approximately $78,000 per month through 2008. From 2009 through the end of the lease, the base lease payment increases at a compound annual rate of approximately 5%. The lease expires in December 2013.  We also have lease agreements for our Tucson, Arizona office through May 2013 at an average rent of approximately $11,000 per month, and for our former Reading Assistant operations in Waltham, Massachusetts for approximately 6,000 square feet at an average monthly rent of approximately $12,000 that expires in September 2011.  Following the closure of the Waltham office in December 2009, we have sublet this property until October 2010 at a monthly rent of approximately $5,000.  In June 2010, we signed a lease for an office in Shanghai, China for 2,500 square feet at a rate of approximately $4,000 per month to be used for research and development.

We also make royalty payments to the institutions who participated in the original research that produced our initial products. Our minimum royalty payments are $150,000 per year.

The following table summarizes our obligations at June 30, 2010 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

(dollars in thousands)	Less than 1 year	2-3 years	4-5 years	Thereafter	Total
Contractual Obligations:
Operating lease obligations (net of sublease income)	$1,356	$2,615	$591	$-	$4,562
Minimum royalty obligations	150	300	225		675
Purchase obligations	554				554
Total	$2,060	$2,915	$816	$-	$5,791

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

Index

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price. Our exposure to market risk is related to our short-term investments in federal agency and corporate bonds at June 30, 2010.  We had no investments subject to market risk at December 31, 2009.  The following table categorizes our market risk sensitive financial instruments by type of security and, where applicable, by maturity date.

As of June 30, 2010:
	Maturity Date		Total Principal as of June 30,	Carrying Value as of June 30,
(dollars in thousands)	2010	2011	2010	2010
Financial instruments:
Commercial paper	$400	$-	$400	$400
Agency bonds	4,341	-	4,341	4,341
Other fixed income securities	1,479	2,622	4,101	4,101
Total	$6,221	$2,622	$8,842	$8,842

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the rate of interest that we earn on our cash, cash equivalents and short-term investments.  A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at June 30, 2010 would not have a material effect on our results of operations. We had no investments subject to interest rate risk at December 31, 2009.

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

As required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, and concluded that our disclosure controls and procedures were effective as of June 30, 2010.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The funding for a substantial portion of our K-12 sales typically comes from federal sources, in particular IDEA (special education) and Title One funding.  In 2009 our sales were significantly and favorably impacted by the substantial increases in IDEA and Title One funding under the American Recovery and Reinvestment Act (ARRA). The competition between vendors and programs for ARRA funding is intense, and these increases have been authorized for a limited duration.  The ARRA funding is expected to decrease after 2010 or 2011, although some new programs – Race to the Top and Investing in Innovation – are expected to continue.  Likewise, the current extraordinary levels of federal spending directed to economic recovery, the federal budget deficit and competing federal priorities could adversely impact the availability of federal education funding.  A cutback in federal education funding or a change in the funding rules to allow general rather than restricted uses of the funding could have a materially adverse impact on our revenue.

State and local school funding continues to be significantly impacted by decreases in tax revenues due to the current economic downturn.  States face significant budget pressure, primarily due to the significant adverse events in the job, credit, and housing markets. While education spending remains an important priority for states, it faces competition from demands for, among other things, relief for homeowners, transportation spending and rising healthcare costs.  Many states have reduced their funding to schools for the coming school year, resulting in teacher layoffs and program restrictions. A continued reduction in state tax revenues could have a materially adverse impact on our revenue.

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

Historically, sales to private providers have been adversely impacted by economic downturns, as many parents postpone or forego these services when their financial resources are reduced.  During 2009 and the first half of 2010, sales to both private providers and to our international channel declined compared to the prior year period.  We believe that this decline is mainly a result of current global economic difficulties.  Sales to parents of our new BrainSpark and BrainPro products are increasing, but are still very small as a percentage of total sales.

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

If there are significant errors in our products or problems with customer access to our Web-delivered products and services, we could be required to issue credits or we could experience delays in or loss of market acceptance of our products, diversion of our resources, decreases in expansions or renewals, injury to our reputation, increased service expenses or payment of damages.

Our cash flow is highly variable and may not be sufficient to meet all of our objectives.

We believe that cash flow from operations, together with our current cash balances, will be our primary source of funding for our operations during the remainder of 2010 and the next several years.  During 2009, we generated $14.5 million in cash from operations.  In 2008, we used $13.6 million of our cash and cash equivalent balances, with $10.1 million used for the acquisition of the Soliloquy business and $3.7 million used in operating activities.

Index

Historically, we have used cash in our operations during the first half of the year and built cash in the second half.  This pattern results largely from our seasonally low sales in the first calendar quarter, which reflects our industry pattern, and the time needed to collect on sales made towards the end of the second quarter.

In February 2010 we amended our credit line with Comerica Bank, which now has a limit of $7.5 million and will expire December 31, 2011.  In January 2009, we drew down and in August 2009 we repaid $2.5 million under that line.  At June 30, 2010, no borrowing was outstanding under our credit line with Comerica and we were in compliance with the covenants of the line.  Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and financial covenants requiring us to maintain a minimum adjusted quick ratio of 1.15 and positive net worth. If we do not comply with the covenants, we risk being unable to borrow under the credit line.

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

In the US, we presently market primarily to K-12 public schools.  Parents who purchase our products for use with their children primarily do so through our much smaller channel, private providers, in which the marketing is done by the individual private provider.  For the BrainSpark and BrainPro offerings launched in 2009, we are marketing and selling directly to parents, a new market for us.  We may find our marketing efforts in this market less effective or more expensive than we have planned.  The current economic downturn may make our marketing and sales efforts in this market more difficult than we expect. If our marketing efforts are less effective than we expect, we may be unable to achieve our planned level of sales and revenue from this market. If our sales and revenue are substantially less than expected, this may cause us to incur impairment charges against the capitalized development costs for these products.

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

Our ability to compete effectively depends in part on whether we are able to maintain the proprietary aspects of our technology and to operate without infringing on the proprietary rights of others.  It is possible that our issued patents will be found invalid or will not offer sufficient protection against competitors, that our trademarks will be challenged or infringed, or that our pending patent applications will not result in the issuance of patents.  If others are able to develop similar products due to the expiration, unenforceability or invalidity of the underlying patents, the resulting competition could materially harm our sales.  The Company historically has not registered its copyrights in the United States, which may make it difficult to collect damages from a third party that may be infringing a Company copyright.

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

Our common stock presently trades on the Nasdaq Global Market, and our trading volume is generally low.  For example during the second quarter of 2010, our average daily trading volume was approximately 18,000 shares.  As a result, the ability of holders of our common stock to sell such common stock and thereby monetize their investment may be limited. In addition, the market price of our common stock has been highly volatile since we became publicly traded and could continue to be subject to wide fluctuations.

Index

The ownership of our common stock is concentrated.

At June 30, 2010, Trigran Investments owned approximately 28% of our outstanding stock, and our officers and directors held approximately 11% of the outstanding stock.  As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may have interests that diverge from those of other stockholders.  This concentration of ownership may also delay, prevent or deter a change in control of our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Index

Item 6. Exhibits

Exhibit No.	Description of Document
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Amended and Restated Bylaws.
3.3 (2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation
10.1 (3)*	Change of Control Benefit Plan.
10.2	Amendment No. 5 to License Agreement of September 27, 1996 between the Regents of the University of California and Registrant, effective as of July 1, 2010
10.3	Amendment No. 1 to SLC License Agreement between Posit Science Corporation and Registrant, effective as of July 1, 2010
10.4	Consent of UC Regents to Amendment No. 1 to SLC License Agreement, dated June 25, 2010,
10.5	Amendment No. 2 to SLC License Agreement between Posit Science Corporation and Registrant, effective as of July 1, 2010
31.1	Certification of Chief Executive Officer (Section 302).
31.2	Certification of Chief Financial Officer (Section 302).
32.1	Certification of Chief Executive Officer (Section 906).
32.2	Certification of Chief Financial Officer (Section 906).

(1)	Incorporated by reference to exhibit previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2007.
(2)	Incorporated by reference to exhibits previously filed with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed on July 13, 2007, registration no. 333-143093.
(3)	Incorporated by reference to exhibit previously filed with the Company’s Form 8-K filed on May 21, 2010

* Management compensation plan

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2010

Scientific Learning Corporation
(Registrant)

/s/ Robert E. Feller
Robert E. Feller
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)

Index

Index to Exhibits

Exhibit No.	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Amended and Restated Bylaws.
3.3 (2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation
10.1 (3)*	Change of Control Benefit Plan.
10.2	Amendment No. 5 to License Agreement of September 27, 1996 between the Regents of the University of California and Registrant, effective as of July 1, 2010
10.3	Amendment No. 1 to SLC License Agreement between Posit Science Corporation and Registrant, effective as of July 1, 2010
10.4	Consent of UC Regents to Amendment No. 1 to SLC License Agreement, dated June 25, 2010,
10.5	Amendment No. 2 to SLC License Agreement between Posit Science Corporation and Registrant, effective as of July 1, 2010
31.1	Certification of Chief Executive Officer (Section 302).
31.2	Certification of Chief Financial Officer (Section 302).
32.1	Certification of Chief Executive Officer (Section 906).
32.2	Certification of Chief Financial Officer (Section 906).

(1)	Incorporated by reference to exhibit previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2007.
(2)	Incorporated by reference to exhibits previously filed with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed on July 13, 2007, registration no. 333-143093.
(3)	Incorporated by reference to exhibit previously filed with the Company’s Form 8-K filed on May 21, 2010

* Management compensation plan