Form 10-Q
period 2010-09-30
SCIENTIFIC LEARNING CORP
filed 2010-11-02
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

As of October 15, 2010, there were 18,592,577 shares of Common Stock outstanding.

SCIENTIFIC LEARNING CORPORATION

INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

Index

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC LEARNING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
Unaudited

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$8,067	$20,679
Short-term investments	9,102	-
Accounts receivable, net	4,590	6,390
Prepaid expenses and other current assets	2,130	2,142

Total current assets	23,889	29,211

Property and equipment, net	2,269	1,780
Goodwill	4,568	4,568
Other intangible assets, net	4,686	5,476
Other assets	1,967	2,093

Total assets	$37,379	$43,128

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$554	$812
Accrued liabilities	4,115	7,362
Deferred revenue	17,009	15,859

Total current liabilities	21,678	24,033
Deferred revenue, long-term	4,854	6,371
Other liabilities	871	795

Total liabilities	27,403	31,199

Stockholders' equity :
Common stock and addditional paid in capital	88,727	87,182
Accumulated deficit	(78,757)	(75,253)
Accumulated other comprehensive income	6	-

Total stockholders' equity	9,976	11,929

Total liabilities and stockholders' equity	$37,379	$43,128

See accompanying notes.

Index

SCIENTIFIC LEARNING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenues:
Products	$5,049	$15,510	$17,773	$25,630
Service and support	5,185	4,783	15,833	13,904
Total revenues	10,234	20,293	33,606	39,534

Cost of revenues:
Cost of products	534	1,015	1,616	1,961
Cost of service and support	2,270	2,236	6,996	6,442
Total cost of revenues	2,804	3,251	8,612	8,403

Gross profit	7,430	17,042	24,994	31,131

Operating expenses:
Sales and marketing	4,763	6,243	16,563	16,967
Research and development	1,945	1,846	5,808	4,588
General and administrative	1,517	2,169	6,040	6,019

Total operating expenses	8,225	10,258	28,411	27,574

Operating income (loss)	(795)	6,784	(3,417)	3,557

Interest and other income (expense), net	14	(28)	49	90

Income (loss) before income tax	(781)	6,756	(3,368)	3,647
Income tax expense	44	301	136	367
Net income (loss)	$(825)	$6,455	$(3,504)	$3,280

Basic net income (loss) per share	$(0.04)	$0.36	$(0.19)	$0.18
Shares used in computing basic net income (loss) per share	18,551	18,077	18,447	17,980
Diluted net income (loss) per share	$(0.04)	$0.35	$(0.19)	$0.18
Shares used in computing diluted net income (loss) per share	18,551	18,648	18,447	18,505

See accompanying notes.

Index

SCIENTIFIC LEARNING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
Unaudited

	Nine months ended September 30,
	2010	2009

Operating Activities:
Net income (loss)	$(3,504)	$3,280
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities
Depreciation and amortization	1,919	1,183
Stock-based compensation	1,159	1,034
Changes in operating assets and liabilities:
Accounts receivable	1,800	(2,567)
Prepaid expenses and other current assets	12	(385)
Other assets	(121)	(11)
Accounts payable	(258)	279
Accrued liabilities	(3,247)	2,401
Deferred revenue	(367)	5,224
Other liabilities	76	88

Net cash provided by (used in) operating activities	(2,531)	10,526

Investing Activities:
Purchases of property and equipment, net	(1,371)	(584)
Purchases of short-term investments	(11,920)	-
Sales and maturies of short-term investments	2,824	-
Additions to capitalized software	-	(986)

Net cash used in investing activities	(10,467)	(1,570)

Financing Activities:
Borrowings under bank line of credit	-	2,500
Repayment of borrowings	-	(2,500)
Proceeds from issuance of common stock, net	386	402

Net cash provided by financing activities	386	402

Increase (decrease) in cash and cash equivalents	(12,612)	9,358

Cash and cash equivalents at beginning of period	20,679	7,550

Cash and cash equivalents at end of period	$8,067	$16,908

Index

Notes to Condensed Consolidated Financial Statements

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

Interim Financial Information

The interim condensed consolidated financial information as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 is unaudited, and includes all necessary adjustments, which consisted only of normal recurring adjustments for a fair presentation of the Company’s financial position at such dates and the Company’s results of operations and cash flows for those periods.  The balance sheet as of December 31, 2009 has been derived from audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements.  In addition, the results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2010, or for any other period.

These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned China subsidiary Shanghai Zhiyong Information Technology Co., Ltd.  All significant intercompany balances and transactions have been eliminated in consolidation.

Index

Notes to Condensed Consolidated Financial Statements

1. Summary of Significant Accounting Policies (continued)

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary is the local currency, Chinese RMB. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as part of a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in Other income (expense). All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate as of the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

Net Loss Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per share reflects the potential dilution of securities by adding common stock equivalents (computed using the treasury stock method) to the weighted-average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities of 3,236,957 have been excluded from the computation of diluted net loss per share in the three and nine month periods ended September 30, 2010 and 1,242,399 have been excluded from the computation of diluted net income per share in the three and nine month periods ending September 30, 2009 as their inclusion would be antidilutive.

The following table sets forth the computation of net income (loss) per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income (loss)	$(825)	$6,455	$(3,504)	$3,280
Weighted average shares used in calculation of basic net income (loss) per share	18,551	18,077	18,447	17,980
Effect of dilutive securities:
Employee stock options and awards	-	571	-	525
Weighted-average diluted common shares	18,551	18,648	18,447	18,505
Net income (loss) per common share - basic	$(0.04)	$0.36	$(0.19)	$0.18
Net income (loss) per common share - diluted	$(0.04)	$0.35	$(0.19)	$0.18

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

2. Restructuring

On September 1, 2009, the Company announced a plan to consolidate its product development and product management functions in the Company’s Oakland, California headquarters.  Under this plan, the Company closed its Waltham, Massachusetts office, and most Waltham employees left the Company by the end of 2009.  The Company notified the employees affected by the workforce reduction on September 1, 2009.  The Company’s lease on the Waltham office expires on September 30, 2011.  In January 2010, the Company signed an agreement to sublease the property through October 2010 and in September 2010 an addendum was signed to extend the sublease through September 2011.

Index

Notes to Condensed Consolidated Financial Statements

2. Restructuring (continued)

These restructuring costs were mainly recorded under Research and development in the condensed consolidated statement of operations.  The Company expects to pay the remaining employee costs by October 2010 and the facility costs through September 2011.  Accrued costs are shown in the following table:

(dollars in thousands)	Employee costs	Facility costs	Total
Accrued at December 31, 2009	$19	$226	$245
Adjustments	15	(48)	(33)
Cash paid	(19)	(67)	(86)
Accrued at September 30, 2010	$15	$111	$126

3. Stock-Based Compensation

Accounting for Stock-Based Compensation

The Company recognized stock-based compensation expense of $340,000 and $1.2 million in the three and nine months ended September 30, 2010 respectively, compared with $286,000 and $1.0 million in the three and nine months ended September 2009.

Summary of Stock Options

The Company granted 265,250 and 487,900 stock options during the nine month periods ended September 30, 2010 and 2009, respectively.

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

The aggregate intrinsic value of options outstanding at September 30, 2010 was approximately $5.5 million and is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the 2,089,772 shares that had exercise prices that were lower than the $4.71 market price of the common stock at September 30, 2010 (“in the money options”). The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was $101,000 and $121,000, respectively.  The intrinsic value of options vested during the nine months ending September 30, 2010 and 2009 was $312,000 and $296,000 respectively. The weighted-average grant-date fair value of options awarded during the nine months ending September 30, 2010 and 2009 was $2.74 and $1.07, respectively.

Index

Notes to Condensed Consolidated Financial Statements

3. Stock-Based Compensation (continued)

As of September 30, 2010, total unrecognized compensation cost related to stock options granted under the Company’s various plans was $879,000. The Company expects these costs to be recognized over a weighted-average period of 2.70 years.

Summary of Restricted Stock Units

The Company granted 257,939 and 61,721 restricted stock units during the nine month periods ended September 30, 2010 and 2009, respectively.

The fair value of restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant, less an estimate of pre-vesting forfeitures. The weighted-average grant-date fair value of restricted stock units awarded during the nine months ending September 30, 2010 and 2009 was $4.72 and $1.96, respectively. The intrinsic value of awards vested during the nine months ending September 30, 2010 and 2009 was $716,000 and $663,000 respectively.

As of September 30, 2010, total unrecognized compensation cost related to restricted stock units granted under the Company’s various plans was $1.3 million. The Company expects these costs to be recognized over a weighted-average period of 2.75 years.

Disclosures Pertaining to All Share-Based Compensation Plans

Cash received under all share-based payment arrangements for the nine months ended September 30, 2010 and 2009 was $386,000 and $402,000, respectively, related to the exercise of stock options. Because of the Company’s net operating losses and related valuation allowance, the Company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the nine months ending September 30, 2010 or 2009.

4. Comprehensive Income (Loss)

Total comprehensive income (loss) was as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2010	2009	2010	2009
Net income (loss)	$(825)	$6,455	$(3,504)	$3,280
Unrealized gain on available-for-sale securities	5	-	6	-
Total comprehensive income (loss)	$(820)	$6,455	$(3,498)	$3,280

5. Warranties and Indemnification

The Company generally provides a warranty that the Company’s software products substantially operate as described in the manuals and guides that accompany the software for a period of 90 days.  The warranty does not apply in the event of misuse, accident, and certain other circumstances.  To date, the Company has not incurred any material costs associated with these warranties and has no accrual for such items at September 30, 2010.

From time to time, the Company enters into contracts that require the Company, upon the occurrence of certain contingencies, to indemnify parties against third party claims.  These contingent obligations primarily relate to (i) claims against the Company’s customers for violation of third party intellectual property rights caused by the Company’s products; (ii) claims resulting from personal injury or property damage resulting from the Company’s activities or products; (iii) claims by the Company’s office lessor arising out of the use of the premises; and (iv) agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their activities on behalf of the Company.  Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated.  No liabilities have been recorded for these obligations as of September 30, 2010.

Index

Notes to Condensed Consolidated Financial Statements

6. Bank Line of Credit

On February 28, 2010, the Company amended its existing revolving line of credit agreement with Comerica Bank.  The maximum that can be borrowed under the agreement is $7.5 million.  The line expires on December 31, 2011.

Borrowing under the line of credit bears interest at a “daily adjusting LIBOR rate”.  Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and, as amended, financial covenants requiring the Company to maintain a minimum adjusted quick ratio of 1.15 and positive net worth.  The agreement includes a letter of credit sublimit not to exceed $1.0 million.  At September 30, 2010, the Company had an outstanding letter of credit for $206,000.  There were no borrowings outstanding on the line of credit at September 30, 2010, and the Company was in compliance with all its covenants.

7. Provision for Income Taxes

In the three and nine months ending September 30, 2010, the Company recorded income tax expense of $44,000 and $136,000, respectively.  For the three and nine months ended September 30, 2009, the Company recorded income tax expense of $301,000 and $367,000, respectively.  The tax expense for the three and nine months ended September 30, 2010 consists primarily of deferred tax expense relating to the amortization of acquired goodwill and state tax expense.  The tax expense for the three and nine months ended September 30, 2009 consists primarily of deferred tax expense relating to the amortization of acquired goodwill, federal tax expense, and state tax expense.

The Company has established and continues to maintain a full valuation allowance against its deferred tax assets as the Company does not believe that realization of those assets is more likely than not.

At September 30, 2010, the Company has unrecognized tax benefits of approximately $2.4 million.  The Company has approximately $18,000 of unrecognized tax benefits that, if recognized, would affect its effective tax rate.  The Company does not believe there will be any material changes in its unrecognized tax benefits over the next twelve months.  Interest and penalty costs related to unrecognized tax benefits are insignificant and are classified as a component of “Income tax expense” in the accompanying condensed consolidated statement of operations.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Tax returns remain open to examination by the appropriate governmental agencies for tax years 2006 through present.  The federal and state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes.  The Company is not currently under audit in any major tax jurisdiction.

8. Software and Web Site Development Costs

Software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products.  Technological feasibility is established upon completion of a working model.  In 2009, the Company capitalized approximately $986,000 of costs relating to the Company’s new Reading Assistant product that had reached technological feasibility.  The Company began amortizing these costs to cost of product revenues over the estimated useful life of the software, which is expected to be three years, starting when the product was released for sale in September 2009.  The Company recorded amortization expense of $82,000 and $247,000 in the three and nine months ended September 30, 2010, respectively.

The Company also capitalizes web site application, infrastructure development and content development costs where a website or software is developed for its internal needs and the Company does not plan to market the software externally. The Company capitalized approximately $153,000 of software and website development costs in the nine months ended September 30, 2010.

Index

Notes to Condensed Consolidated Financial Statements

9. Fair Value Measurements

The Company generally invests its excess cash in investment grade short-term fixed income securities and money market funds.  The portion in cash and cash equivalents represents highly liquid instruments with insignificant interest rate risk and original maturities of three months or less.  Unrealized gains and losses related to available for sale securities are reported in “Comprehensive income (loss)” as disclosed in Note 4.

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

Cash equivalents consist of money market instruments and commercial paper that have original maturities of 90 days or less.  These instruments are classified in Level 1 of the fair value hierarchy.  The Company also invests in federal agency and corporate bonds with an original maturity date of greater than 90 days that are classified as short-term investments.  These instruments are classified within Level 2 of the fair value hierarchy.  The Company has no Level 3 financial assets.

The Company’s valuation techniques used to measure the fair values of money market funds that were classified as Level 1 in the table below were derived from quoted market prices.  The Company’s valuation techniques used to measure the fair values of the Company’s U.S. Treasury, U.S. government and U.S. government agency debt securities, corporate bonds and commercial paper that are classified as Level 2 in the table below, generally all of which mature within two years and the counterparties to which have high credit ratings, were derived from non-binding market consensus prices that are corroborated by observable market data or quoted market prices for similar instruments.

The Company’s financial assets are summarized below:

	Fair Value Measurement Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Assets:
Money market accounts	$7,212	$-	$-	$7,212	$-	$-	$7,212
Commercial paper	-	499	-	499	-	-	499
Agency bonds	-	7,173	-	7,168	5	-	7,173
Other fixed income securities	-	1,430	-	1,430	-	-	1,430

Total	$7,212	$9,102	$-	$16,309	$5	$-	$16,314

As of December 31, 2009, the Company’s financial assets of approximately $20.2 million were entirely comprised of money market accounts which were classified as Level 1 in the fair value hierarchy.  The Company had no Level 2 or Level 3 financial assets.

The fair value of investments with contractual maturities is as follows:

September 30,
(dollars in thousands)	2010

Due in less than one year	$8,569
Due in more than one year	533

Total	$9,102

Index

Notes to Condensed Consolidated Financial Statements

9. Fair Value Measurements (continued)

The Company has the ability, if necessary, to liquidate any of its investments in the next 12 months.  Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying condensed consolidated balance sheet.

10. Inventories

Inventories of $438,000 and $495,000 at September 30, 2010 and December 31, 2009, respectively, are included in “Prepaid expenses and other current assets” and consist entirely of finished goods.

11. Commitments and Contingencies

The Company leases office space and equipment under noncancelable operating leases with various expiration dates.  The Company also makes royalty payments to the institutions who participated in the original research that produced its initial products. The Company's royalty payments are $150,000 per year through December 31, 2014.

As of September 30, 2010, the Company's future minimum lease payments and future payments under its royalty agreements are as follows:

(dollars in thousands)	Less than 1 year	2-3 years	4-5 years	Thereafter	Total
Contractual Obligations:
Operating lease obligations (net of sublease income)	$1,330	$2,560	$295	$-	$4,185
Minimum royalty obligations	150	300	188	-	638
Total	$1,480	$2,860	$483	$-	$4,823

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

Overview

We develop, distribute and license technology that accelerates learning by improving the processing efficiency of the brain.  Based on more than thirty years of neuroscience and cognitive research, our family of products improves brain fitness with technology-based exercises that build the cognitive skills required to read and learn effectively. Extensive outcomes research by independent researchers, our founding scientists, school districts and our company demonstrates the rapid and lasting gains achieved through participation in our products. Our products are marketed primarily to K-12 schools in the US, to whom we sell through a direct sales force.  To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support.  Since our inception, learners have used our products over two million times and approximately 6,900 schools have purchased at least $10,000 of our product licenses and services.  As of September 30, 2010, we had 212 full-time equivalent employees, compared to 201 at December 31, 2009.

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

During the first three quarters of 2010, school districts have focused more attention on balancing operating budgets than on investing in tools to improve student achievement.  We experienced a substantial decline in booked sales in the third quarter of 2010 compared to the third quarter of 2009, which we believe resulted from state budget pressures, uncertainty about future education policy, and an increasing trend toward using federal funds wherever possible to save teacher jobs and core programs rather than on supplemental programs focused on struggling learners. In February 2010, the Center on Budget and Policy Priorities estimated that for the current fiscal year, which began July 2010, 46 states had budget shortfalls totaling $121 billion, or 19% of budgets in those states.  The fact that schools have until September 2011 to spend remaining ARRA funds gives them the flexibility to wait for news regarding additional federal funding to save teacher jobs, and developing education policy.  As a result, we believe that many school districts delayed purchase decisions that have historically been made in the early weeks of the summer.

Index

Despite the recent attention school districts have paid to balancing their budgets, we believe our solutions will remain well-positioned for federal Title I, IDEA and competitive funding opportunities such as Race to the Top and School Improvement Grants, due to the continued emphasis on national achievement mandates and education reform.

Company Highlights

For the three months ended September 30, 2010, our total revenue decreased by 50% compared to the three months ended September 30, 2009 and for the nine months ended September 30, 2010 our total revenue decreased 15% over the corresponding period in 2009.  Our total booked sales decreased by 56% for the three months ended September 30, 2010 and decreased 30% for the nine months ended September 30, 2010 compared to the same periods in 2009.  (Booked sales is a non-GAAP financial measure.  For more explanation on booked sales, see Revenues below). K-12 booked sales decreased by 59% in the three months ended September 30, 2010, and by 33% in the nine months ended September 30, 2010 compared to the same periods in 2009. For the three months ended September 30, 2010, we closed 19 transactions in excess of $100,000, compared to 38 in the three months ended September 30, 2009.  Non-school sales, including private practice, international, direct to consumer, virtual schools and OEM customers, increased by 16% in the three months ended September 30, 2010 and 9% in the nine months ended September 30, 2010 compared to the same periods in 2009. Operating expenses decreased by 20% and increased by 3% in the three and nine months ended September 30, 2010 compared with the same period in 2009.

Results of Operations

Revenues

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2010	Change	2009	2010	Change	2009
Products	$5,049	-67%	$15,510	$17,773	-31%	$25,630
Service and support	5,185	8%	4,783	15,833	14%	13,904
Total revenues	$10,234	-50%	$20,293	$33,606	-15%	$39,534

For the three and nine months ended September 30, 2010,  product revenue decreased by 67% and 31% respectively, compared to the same periods in 2009, mainly as a result of lower booked product sales.  Service and support revenue grew by 8% and 14% for the three and nine month periods in 2010 as compared to the same periods in 2009, primarily due to the increased delivery of both on-line and traditional service offerings for training and implementation, and more schools using our Progress Tracker reporting tool.

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

We believe that revenue is the most comparable GAAP measure to booked sales.  However, booked sales should not be considered in isolation from revenues, and is not intended to represent a substitute measure of revenues or any other performance measure calculated under GAAP.  The reconciliation table below shows the relationship among booked sales, revenue and deferred revenue.  We record booked sales into deferred revenue when all of the requirements for revenue recognition have been met, other than the requirement that the revenue for software licenses and services has been earned.  “Other adjustments” primarily reflects booked sales that are not recognized into revenue or deferred revenue in the quarter because, for example, the sales terms include a cancellation clause or the sale was FOB destination and had not been delivered that resulted in the recognition of those sales in later quarters.

Index

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,			Nine months ended September30,
(dollars in thousands)	2010	Change	2009	2010	Change	2009
Total deferred revenue beginning of period	$20,553		$18,614	$22,230		$19,952
Booked sales	11,399	(56%)	26,122	31,460	(30%)	45,115
Less: revenue	10,234	(50%)	20,293	33,606	(15%)	39,533
Other adjustments	145		733	1,779		(358)
Total deferred revenue end of period	$21,863	(13%)	$25,176	$21,863	(13%)	$25,176

Booked sales in the K-12 sector decreased by 59% to $10.4 million during the three months ended September 30, 2010, and decreased by 33% to $28.5 million during the nine months ended September 30, 2010, compared to $25.3 million and $42.4 million during the respective three and nine month periods in 2009.  As described above, state budget pressures caused many school districts to delay purchases during the third quarter of 2010. Booked sales to the K-12 sector for the three and nine months ended September 30, 2010 were 92% and 91%, respectively, of total booked sales.  Booked sales to the K-12 sector for the three and nine months ended September 30, 2009 were 97% and 94%, respectively, of total booked sales.

We believe large booked sales transactions are an important indicator of mainstream education industry acceptance and an important factor in reaching our goal of increasing sales force productivity. The funding environment this year has made it particularly difficult to close large transactions.  During the third quarter of 2010, we closed 19 sales that had a contract value in excess of $100,000, compared to 38 in the same period in 2009.  For the three months ended September 30, 2010 and 2009 respectively, approximately 33% and 77% of our booked sales resulted from booked sales over $100,000.  Large booked sales include volume and negotiated discounts but the percentage discount applicable to any given transaction will vary and the relative percentage of large booked sales and smaller booked sales in a given quarter may fluctuate.  Because we discount product license fees but do not discount service and support fees, product booked sales and revenue are disproportionately affected by discounting.  We cannot predict the size and number of large transactions in the future.

Booked sales to non-school customers increased by 16% to $1 million for the three months ended September 30, 2010 compared to the same period in 2009.  This increase reflects higher sales to private practice clinicians, international VARs, consumers and virtual schools.  For the nine months ended September 30, 2010, sales to non-school customers increased 9% to $2.9 million compared to the prior year period as growth in the consumer, virtual school and OEM businesses offsets declines in sales to private providers.

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

Index

Gross Profit and Cost of Revenues

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2010	2009	2010	2009
Gross profit on products	$4,514	$14,495	$16,157	$23,669
Gross profit margin on products	89%	93%	91%	92%
Gross profit on service and support	2,916	2,547	8,837	7,462
Gross profit margin on services and support	56%	53%	56%	54%
Total gross profit	$7,430	$17,042	$24,994	$31,131
Total gross profit margin	73%	84%	74%	79%

The overall gross profit margin declined by 11% in the third quarter and 5% in the first nine months of 2010 compared to the corresponding periods in 2009. These decreases in gross margin were driven by declines in the proportion of higher margin product revenue.

Higher margin product revenues made up 49% and 53% of total revenues in the three and nine months ending September 30, 2010 respectively, compared to 76% and 65% in the same periods in 2009.  Product margins decreased by 4% and 1% in the three and nine months ending September 30, 2010, respectively, over the same periods in 2009, mainly due to lower revenues over which fixed costs could be allocated. Service and support margins increased by 3% and 2% in the three and nine months ending September 30, 2010, respectively, compared to the same periods in 2009, reflecting higher delivery of services in 2010.

Operating Expenses

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2010	Change	2009	2010	Change	2009
Sales and marketing	$4,763	-24%	$6,243	$16,563	-2%	$16,967
Research and development	1,945	5%	1,846	5,808	27%	4,588
General and administrative	1,517	-30%	2,169	6,040	-	6,019
Total operating expenses	$8,225	-20%	$10,258	$28,411	3%	$27,574

Sales and Marketing Expenses: Sales and marketing expenses consist principally of salaries and incentive compensation paid to employees engaged in sales and marketing activities, travel costs, tradeshows, conferences, and marketing and promotional materials.  The decrease in sales and marketing expenses in the three and nine months ended September 30, 2010 compared to the same periods in 2009 is primarily due to lower commission and bonus expense, as we do not expect to meet our sales quotas for the current year. At September 30, 2010 we had 51 quota-bearing sales personnel compared to 43 at September 30, 2009.

Research and Development Expenses: Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs.  The increase in research and development expenses during the three and nine months ended September 30, 2010 compared to the same periods in 2009 is primarily due to increased headcount and consulting expenses in product development and product management.

General and Administrative Expenses: General and administrative expenses principally consist of salaries and compensation paid to our executives, accounting staff and other support personnel, as well as travel expenses for these employees, and outside legal and accounting fees.  The decrease in general and administrative expenses in the three months ended September 30, 2010 compared to the same period in 2009 is primarily due to lower bonus expense. General and administrative expenses remained unchanged for the nine months ended September 30, 2010 compared to the same period in 2009 as a result of lower bonus expense offset by increased legal and consulting expenses related to our exploration of strategic alternatives in the area of mergers and acquisitions, which are presently not being pursued.

Index

Provision for Income Taxes

In the three and nine months ending September 30, 2010 we recorded income tax expense of $44,000 and $136,000, respectively.  For the three and nine months ended September 30, 2009 we recorded income tax expense of $301,000 and $367,000, respectively.  The tax expense for the three and nine months ended September 30, 2010 consists primarily of deferred tax expense relating to the amortization of acquired goodwill and state tax expense.  The tax expense for the three and nine months ended September 30, 2009 consists primarily of deferred tax expense relating to the amortization of acquired goodwill, federal tax expense, and state tax expense.

We have established and continue to maintain a full valuation allowance against our deferred tax assets as we do not believe that realization of those assets is more likely than not.

At September 30, 2010, we have unrecognized tax benefits of approximately $2.4 million.  We have approximately $18,000 of unrecognized tax benefits that, if recognized, would affect our effective tax rate.  We do not believe there will be any material changes in our unrecognized tax benefits over the next twelve months.  Interest and penalty costs related to unrecognized tax benefits are insignificant and are classified as a component of “Income tax expense” in the accompanying statement of operations.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Tax returns remain open to examination by the appropriate governmental agencies for tax years 2006 through present.  The federal and state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes.  We are not currently under audit in any major tax jurisdiction.

Liquidity and Capital Resources

Our cash, cash equivalents and short term investments were $17.2 million at September 30, 2010, compared to $20.7 million at December 31, 2009.

We expect that during at least the next twelve months our cash flow from operations together with our current cash balances will be our primary source of liquidity and will be sufficient to provide the necessary funds for our operations and capital expenditures.  Historically, we have used cash in our operations during the first half of the year and built cash in the second half. This pattern results largely from our seasonally low sales in the first calendar quarter, which reflects our industry pattern, and the time needed to collect on sales made towards the end of the second quarter. This pattern continued during the first half of 2010, during which we used $5.7 million in operations.  We generated $3.1 million in cash from operations during the third quarter of 2010 compared to $14.7 during the third quarter of 2009. Continuing to fund our cash needs through operations will require us to meet specific booked sales targets.  We cannot provide assurance that we will meet our targets with respect to booked sales, revenues, expenses or operating results.

On February 28, 2010, we amended our existing revolving line of credit agreement with Comerica Bank.  The maximum that can be borrowed under the agreement is $7.5 million.  The line expires on December 31, 2011. Borrowing under the line of credit bears interest at a “daily adjusting LIBOR rate”.  Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and, as amended, financial covenants requiring us to maintain a minimum adjusted quick ratio of 1.15 and positive net worth.  The agreement includes a letter of credit sublimit not to exceed $1.0 million. At September 30, 2010, we had an outstanding letter of credit for $206,000. There were no borrowings outstanding on the line of credit at September 30, 2010, and we were in compliance with all our covenants.

Net cash used in operating activities for the nine months ended September 30, 2010 was $2.5 million versus cash generated of $10.5 million during the same period in 2009.

Net cash used in investing activities for the nine months ended September 30, 2010 was $10.5 million, of which $9.1 million was used for the purchase of short-term investments (net of sales and maturities of $2.8 million) and $1.4 million was used for capital spending.  Net cash used in investing activities for the nine months ended September 30, 2009 was $1.6 million, of which $584,000 was used for purchase of property and equipment and $986,000 was used in development of our Reading Assistant product.

Index

Financing activities generated $386,000 for the nine months ended September 30, 2010 resulting from proceeds from the exercise of stock options.  Financing activities for the nine months ended September 30, 2009 included the $2.5 million borrowing offset by the $2.5 million repayment on our line of credit as well as proceeds of $402,000 from the exercise of stock options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations and Commitments

We have a non-cancelable lease agreement for our corporate office facilities in Oakland, California.  The minimum lease payment was approximately $78,000 per month through 2008. From 2009 through the end of the lease, the base lease payment increases at a compound annual rate of approximately 5%. The lease expires in December 2013.  We also have lease agreements for our Tucson, Arizona office through May 2013 at an average rent of approximately $11,000 per month, and for our former Reading Assistant operations in Waltham, Massachusetts through September 2011 at an average monthly rent of approximately $12,000.  Following the closure of the Waltham office in December 2009, we have sublet this property through September 2011 at a monthly rent of approximately $5,000.  In June 2010, we signed a lease for an office in Shanghai, China for 2,500 square feet at a rate of approximately $4,000 per month through May 2012 to be used for research and development.

We also make royalty payments to the institutions who participated in the original research that produced our initial products. Our minimum royalty payments are $150,000 per year.

The following table summarizes our obligations at September 30, 2010 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

(dollars in thousands)	Less than 1 year	2-3 years	4-5 years	Thereafter	Total
Contractual Obligations:
Operating lease obligations (net of sublease income)	$1,330	$2,560	$295	$-	$4,185
Minimum royalty obligations	150	300	188	-	638
Total	$1,480	$2,860	$483	$-	$4,823

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

Index

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price.  Our exposure to market risk is related to our short-term investments in federal agency and corporate bonds at September 30, 2010.  We had no investments subject to market risk at December 31, 2009.  The following table categorizes our market risk sensitive financial instruments by type of security and, where applicable, by maturity date.

	Maturity Date		Total Fair Value as of	Total Amortized Cost as of
(dollars in thousands)	2010	2011	September 30, 2010	September 30, 2010

Commercial paper	$-	$499	$499	$499
Agency bonds	3,028	4,146	7,173	7,168
Other fixed income securities	920	509	1,430	1,430
Total	$3,948	$5,154	$9,102	$9,097

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the rate of interest that we earn on our cash, cash equivalents and short-term investments.  A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at September 30, 2010 would not have a material effect on our results of operations.  We had no investments subject to interest rate risk at December 31, 2009.

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

As required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, and concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Historically, sales to private providers have been adversely impacted by economic downturns, as many parents postpone or forego these services when their financial resources are reduced.   During 2009 and the first half of 2010, our non-school sales declined compared to the prior year period.   We believe that this decline was mainly a result of economic conditions.   Non-school sales increased in the 2010 third quarter compared to the prior year period, but are still down for the first nine months of 2010 compared to the 2009 period.

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

Because our software products are complex, they may contain undetected errors or defects, known as bugs.  Bugs can be detected at any point in a product’s life cycle, but are more common when a new product is introduced or when new versions are released.  We expect that, as we have experienced in the past, despite our testing, errors will be found in new products and product enhancements in the future. We plan to launch important product improvements in 2011.

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

In February 2010 we amended our credit line with Comerica Bank, which now has a limit of $7.5 million and will expire December 31, 2011.  In January 2009, we drew down and in August 2009 we repaid $2.5 million under that line.  At September 30, 2010, no borrowing was outstanding under our credit line with Comerica and we were in compliance with the covenants of the line.  Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and financial covenants requiring us to maintain a minimum adjusted quick ratio of 1.15 and positive net worth.  If we do not comply with the covenants, we risk being unable to borrow under the credit line.

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

Our new product development office in China exposes us to new risks, including those associated with currency exchange rates, Chinese government regulation and business practices, and intellectual property.

We established a wholly-owned subsidiary in Shanghai during the second quarter of 2010.  The new entity will provide product development services to us, and we expect to have hired 5 to 10 developers by the end of 2010. To date, substantially all of our operations have been located in the United States, and our sales outside the United States and Canada have been made in US Dollars to local distributors.  Because our new Shanghai subsidiary will conduct its operations in Chinese RMB, we will now have the risk of unexpected and possibly sudden increases in expenses caused by shifts in currency exchange rates.  In addition, Chinese government regulations and business practices are quite different from those in the United States, and operating under those regulations and challenges may pose unexpected costs, delays or difficulties. Further, intellectual property protection is not as strong in China as in the US, and operating a product development group in China may increase our risk of infringement or misappropriation of our intellectual property by others.

Our new BrainSpark and BrainPro products are marketed directly to parents.  We may be unable to successfully penetrate this market.

In the US, we presently market primarily to K-12 public schools.  Parents who purchase our products for use with their children primarily do so through our much smaller channel, private providers, in which the marketing is done by the individual private provider.  For the BrainSpark and BrainPro offerings, we market and sell directly to parents, a new market for us.  We may find our marketing efforts in this market less effective or more expensive than we have planned.  The current economic downturn may make our marketing and sales efforts in this market more difficult than we expect.  If our marketing efforts are less effective than we expect, we may be unable to achieve our planned level of sales and revenue from this market.  If our sales and revenue are substantially less than expected, this may cause us to incur impairment charges against the capitalized development costs for these products.

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

The market in which we operate is very competitive.  We compete vigorously for the funding available to schools, including against other software-based reading intervention products but also against print and service-based offerings from other companies and against traditional methods of teaching language and reading.  Many of the companies providing these competitive offerings are much larger than we are, are more established in the school market than we are, offer a broader range of products to schools, have already offered more Web-based products, and have greater financial, technical, marketing and distribution resources than we do.  In addition, although traditional approaches to language and reading are fundamentally different from our approach, the traditional methods are more widely known and accepted and, therefore, represent significant competition for available funds.

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

Our common stock presently trades on the Nasdaq Global Market, and our trading volume is generally low.  For example during the third quarter of 2010, our average daily trading volume was approximately 18,000 shares.  As a result, the ability of holders of our common stock to sell such common stock and thereby monetize their investment may be limited.  In addition, the market price of our common stock has been highly volatile since we became publicly traded and could continue to be subject to wide fluctuations.

The ownership of our common stock is concentrated.

At September 30, 2010, Trigran Investments owned approximately 28% of our outstanding stock, and our officers and directors held approximately 11% of the outstanding stock.  As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may have interests that diverge from those of other stockholders.  This concentration of ownership may also delay, prevent or deter a change in control of our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. (reserved)

Item 5. Other Information

None

Index

Item 6. Exhibits

Exhibit No.	Description of Document
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Amended and Restated Bylaws.
3.3 (2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.

31.1	Certification of Chief Executive Officer (Section 302).
31.2	Certification of Chief Financial Officer (Section 302).
32.1	Certification of Chief Executive Officer (Section 906).
32.2	Certification of Chief Financial Officer (Section 906).

(1)	Incorporated by reference to exhibit previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2007.
(2)	Incorporated by reference to exhibits previously filed with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed on July 13, 2007, registration no. 333-143093.
(3)	Incorporated by reference to exhibit previously filed with the Company’s Form 8-K filed on May 21, 2010.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 1, 2010

Scientific Learning Corporation
(Registrant)

/s/ Robert E. Feller
Robert E. Feller
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)

Index

Index to Exhibits

Exhibit No.	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Amended and Restated Bylaws.
3.3 (2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.
31.1	Certification of Chief Executive Officer (Section 302).
31.2	Certification of Chief Financial Officer (Section 302).
32.1	Certification of Chief Executive Officer (Section 906).
32.2	Certification of Chief Financial Officer (Section 906).

(1)	Incorporated by reference to exhibit previously filed with the Company’s Form 10-Q for the quarter ended March 31, 2007.
(2)	Incorporated by reference to exhibits previously filed with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed on July 13, 2007, registration no. 333-143093.
(3)	Incorporated by reference to exhibit previously filed with the Company’s Form 8-K filed on May 21, 2010.