Form 10-K
period 2010-12-31
SCIENTIFIC LEARNING CORP
filed 2011-03-04
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____  TO  _____ .

COMMISSION FILE NO. 000-24547

SCIENTIFIC LEARNING CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	94-3234458
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
300 Frank H. Ogawa Plaza, Suite 600
Oakland, CA 94612
510-444-3500
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: ☒No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2010 as reported on the Nasdaq Global Market was approximately 59,431,062. Shares of Common Stock held by each director and executive officer and certain persons who owned 5% or more of the registrant's outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2011 the Registrant had outstanding 18,712,184 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2011 Annual Meeting of Stockholders are incorporated by reference in Part III.

Forward Looking Statements

Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements that involve risk and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Important factors that may cause actual results to differ from expectations include those discussed in this Annual Report on Form 10-K in Item 1A – “Risk Factors”. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements.

PART I

ITEM 1.    BUSINESS

Overview

We create educational software that accelerates learning by applying proven research on how the brain learns. Our results, demonstrated in approximately 250 research studies, show that learners who use our products can realize achievement gains of 1 - 2 years in as little as 8 - 12 weeks and maintain an accelerated rate of learning even after product use ends. Learners have used our software products, which apply “Brain Fitness” principles to the areas of reading and learning nearly 3 million times.  We provide our offerings primarily to U.S. K-12 schools and also to parents and learning centers, and in more than 40 countries around the world.

We are highly differentiated because of our foundation in and continuous incorporation of research-based learning approaches. The fact that the learning brain can improve through exercise - the concept of brain fitness - led us to create a novel approach to learning. Our focus on results continues in our emphasis on generating rigorous proof that our products produce substantial improvements for different types of readers in a variety of settings. At December 31, 2010, approximately 250 efficacy studies, including randomized controlled trials and longitudinal studies representing results from approximately 95,000 aggregate participants, demonstrated the academic gains achieved through our products. These studies show gains for students at all K-12 grade levels, for at-risk students, special education students, English language learners, Title One (low income, under achieving) students, and a variety of other demographic groups. Gains have been demonstrated throughout the United States and in ten other countries. Studies show that these gains endure over time.

Our technology leverages a scalable approach to effectively and consistently deliver individualized training to a large number of students simultaneously. Our Fast ForWord educational software products are now available on our browser-based SciLEARN Enterprise software platform. The SciLEARN Enterprise platform meets the needs of institution and district-wide installations by providing scalability, remote access, centralized database, and ease of administration and support for multiple campuses.

Markets

Our products are available worldwide to educational institutions, speech and language clinics, learning centers and parents.

United States K-12 Market

Our sales are concentrated in K-12 schools in the United States, which in 2010 were estimated to total nearly 117,000 schools serving approximately 54 million students in over 14,000 school districts. Purchasing decisions for our products are made primarily by district level administrators. In each of the last three fiscal years, the U.S. K-12 sector has represented approximately 90% of our sales.

We market our products primarily as a learning acceleration solution, to be used as a technology supplement to existing curriculum materials, at both the elementary and secondary school levels to improve reading and learning. Despite a national focus on reading and increased school district accountability, independent evaluations of student performance have demonstrated little improvement in reading results. According to the U.S. Department of Education (USDE), in 2009, 67% of fourth graders in the United States were not “proficient” in reading and 33% performed below the” basic” level. Between 2007 and 2009, there was no change in average 4th grade reading scores.

United States K-12 public schools are funded primarily through state and local tax revenues, but also receive funding from the federal government through a variety of programs, many of which target children who are poor and/or are struggling academically. The funding for a substantial portion of our K-12 sales has historically come from federal sources, in particular IDEA (special education) and Title One funding.  The federal law governing these programs is scheduled for reauthorization, and there is much discussion about potential changes.  While the American Recovery and Reinvestment Act provided for substantial temporary increases in federal programs, those increases are expiring in 2011.  State and local school funding for schools continues to be significantly impacted by decreases in tax revenues due to the recent recession. While education spending remains an important priority for states, many states have reduced their funding to schools, resulting in teacher layoffs and program restrictions.

According to Simba’s Publishing for the Pre K – 12 Market 2010 – 2011 the educational materials market declined in 2009 by 5.5% driven primarily by an over 20% decrease in spending on new textbooks. This same report forecasts a slow recovery driven by demand for technology based solutions that cost-effectively scale and improve performance for all learners.

Other Markets

In addition to selling to K-12 schools, we also sell to and through private practice professionals and learning centers. These speech and language and other professionals recommend the use of our products to appropriate clients and then supervise the use of the software, often in connection with their other services. In 2010, over 400 non-school professionals and entities in the United States and Canada (North America) offered our products.

In 2009, we began selling web based products and tutoring services directly to parents. These products are designed to meet the needs of learners who want to “stay ahead” or “catch up” and are delivered via a SaaS (software as a service) model.

Sales to countries other than the United States and Canada are a small but growing part of our business, which we serve though a network of value-added representatives to serve these markets. During 2010, products were marketed to customers in 45 countries. As of December 31, 2010, we were represented by 24 value-added representatives.

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

Historically, the majority of our sales have been large transactions from U.S. K-12 school districts.  In the recent economic downturn, it has been more challenging to close large transactions as district leaders feel pressure to fund only basic infrastructure needs.  Our current technology development activities are focused on building a robust and scalable  technology platform that will support on-demand access and allow us to rapidly add new types of student exercises.  We believe that this new platform will allow us to better address both the U.S. K-12 market and the international, consumer and virtual school markets.  As our model becomes more diversified, we expect to become less big deal dependent and to significantly increase our subscription base with more predictable transactions and recurring revenue.

Products

Our products unify proven curriculum with brain fitness exercises, thereby accelerating the learning process and resulting in enduring gains. We build learning capacity by systematically and rigorously exercising the brain to develop the cognitive and reading skills required for lifelong learning success.  Our products apply learning principles that have been established though neuroscience and cognitive research as critical to learning new tasks:  frequency and intensity of exercises, adaptivity to the students’ individual performance, timely motivation and simultaneous development of multiple skills.

Fast ForWord products

Our flagship Fast ForWord family of products consists of three product series – the Language Series, the Literacy Series and the Reading Series.

The Fast ForWord Language and Literacy Series

The Fast ForWord Language series for elementary learners and the Literacy series for adolescent learners build foundational reading and language skills to help districts move below grade level learners to be successful learners in the general classroom.  The products in this series are Fast ForWord Language v2, Fast ForWord Language to Reading v2, Fast ForWord Literacy and Fast ForWord Literacy Advanced.

The exercises in the Fast ForWord Language v2 product specifically focus on oral language comprehension and listening, including phonological awareness, listening accuracy and comprehension, working memory, and familiarity with language structures.  The content and exercises of the Literacy product are similar to those of Language v2, but have been adapted to maximize impact for adolescents and English language learners.  These products use acoustically modified speech, which stretches and emphasizes particular sounds in an adaptive manner, to help children learn to quickly isolate and recognize individual speech sounds, an underlying skill critical to reading. The Fast ForWord Language to Reading v2 product helps students make the link between spoken and written language, using exercises that focus on listening comprehension, sound letter recognition, phonological awareness, beginning word recognition and English language conventions. The Literacy Advanced software includes content and exercises similar to those in the Fast ForWord Language to Reading with a user interface is designed to appeal to adolescents, emphasizing phonemic awareness, decoding, word recognition, sequential and inferential comprehension and the ability to sequence multi-step instructions.

The FastForWord Reading Series

The Fast ForWord Reading series of products builds learning capacity through developing cognitive skills using exercises focused on critical “reading to learn” abilities. The Reading Series exercises focus on phonemic awareness, phonics and decoding, spelling, vocabulary, fluency and comprehension.   The Fast ForWord Reading series begins with Reading Readiness, which prepares the student for reading, focusing on phonemic identification, categorization and blending, letter names, sound and letter correspondence, rapid letter/word recognition, and oral vocabulary.  The series continues with levels 1 through 5, which focus on reading skills and tasks of increasing complexity.  The exercises in the Reading 5 product carry a significant working memory load, as they build vocabulary, improve critical thinking and abstract reasoning, improve composition skills, and focus on accuracy, fluency and comprehension.

Reading Assistant products

Reading Assistant is a unique software tool that combines advanced speech verification technology with scientifically-based interventions to help elementary and secondary students strengthen their reading fluency, vocabulary and comprehension.  Reading fluency is the ability of a student to read quickly enough to garner meaning from a text, and is reported to have a high correlation with overall reading proficiency. However, to become a fluent reader, students must frequently read aloud and receive timely feedback and assistance with their reading. Providing effective fluency training for all students is a challenge in the classroom because teachers do not have enough resources and/or time to give the consistent and rigorous one-on-one attention a child needs to improve his or her reading fluency. Reading Assistant addresses this problem by acting as a personal tutor. The program listens as a student reads aloud, monitoring for signs of difficulty and providing immediate feedback and assistance when a child is challenged by a word.

Progress Tracker and Reading Progress Indicator products

Progress Tracker, our Internet-based data analysis and reporting tool, analyzes student learning results to provide diagnostic and prescriptive intervention information and allows educators to track and report their students’ learning progress. Progress Tracker provides detailed reports at the student, classroom, school, and district level, and can be reported by subgroup, providing a tool for educators to analyze student progress towards required goals. Customers can configure the system to send automatic emails to parents, teachers, administrators or others to provide easy periodic updates. Progress Tracker also provides the ability to collect behavioral survey data from teachers and parents prior to and after product use.

Reading Progress Indicator is a reliable and valid assessment of a student’s reading skills. It is designed to be quick and convenient to administer before and after product use, to rapidly demonstrate the effectiveness of our products.

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

Implementation

To facilitate the brain changes that lead to enhanced learning, the learner needs to complete a set of learning tasks in a frequent, intense timeframe. To provide that intensity and frequency, we have established product use protocols for our Fast ForWord products that call for customers to use the products five days a week, between 30 and 90 minutes per day, for a period of generally between four and twelve weeks (depending on the student and the product). In addition, we have established a three day a week, thirty minute protocol for our Reading Assistant products.

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

Products licensed for administration by private practice professionals and parents are generally purchased on a per product per student basis.  Products licensed by International VARs are generally purchased on a per student, per month subscription basis.

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

As of December 31, 2010, our service and support organization included 51 employees supplemented by 21 independent contractors who provide on-site customer training, consulting and technical services. The Customer Success team coordinates our service and support contacts with customers, providing one dedicated point of contact to work closely with our customers, helping them be successful at every stage of the product lifecycle.

Services

To facilitate effective implementation, we offer on-site product training, technical installation, implementation management, consulting, and Web-based synchronous and asynchronous professional development services. We also offer a Leadership and Accountability service focused at the district level, which provides administrators a detailed overview of the implementation at each of their schools, consulting on data analysis and interpretation, intervention and motivation strategies, connecting with classroom teachers and other topics of interest to the customer.

We host user conferences and a spectrum of both live and web-based forums, workshops, and seminars for customers and prospective customers. At these gatherings, speakers provide information on advances in research on how the brain learns, and current customers offer actual case studies on how our products impact student achievement. These sessions also provide our customers with opportunities to network and develop informal support relationships.

Support

For customers who purchase our support services, we provide progress monitoring, software technical update releases, and extensive telephone, email, chat and web-based support. Our progress monitoring services provide customers proactive on-going remote monitoring of their students’ progress by our staff, with periodic out-bound contact tailored to the customer’s level of implementation success. Our Customer Connect Website provides extensive implementation and technical resources, together with Web-based seminars.

Warranty

We generally provide a warranty that our software products operate substantially as described in the manuals and guides that accompany the software for a period of ninety days. The warranty excludes damage from misuse, accident, and certain other circumstances. To date, we have not experienced any significant warranty expense.

Sales and Marketing

We sell to our principal market, K-12 school districts throughout the United States, primarily using a direct sales force. Our field sales personnel typically are experienced professionals with backgrounds in selling technology based curriculum products to the K-12 market. Most bring strong relationships with educators built over many years. To maximize our coverage of the K-12 market, we also employ an inside sales team to reach smaller and rural school districts and private schools. We also sell to K-12 schools in Canada using our inside sales team.

We emphasize our highly differentiated message of “accelerating learning using brain fitness” through web-based marketing efforts to reach more educators quickly while targeting specific audiences with research results and success stories most relevant to their areas of responsibility and expertise.

Another critical component of our sales and marketing strategy is our series of “brain events,” including virtual events, regional summits and national forums. These are company sponsored or co-sponsored events that provide us with a significant period of time in which to explain our unique approach and achievement results to top school administrators, helping them to establish a new vision for achieving student success in their districts and to build internal district consensus around their plan. Although our focus on improved sales force productivity also includes a balance of smaller sales with shorter cycles to get started in new accounts, the majority of our annual booked sales are from existing customers who have a year or more of positive experience with our programs, expanding to new sites and adding products and services to existing sites.

We sell to clinical professionals and learning centers principally through direct marketing (mail, web and telesales) and conferences (both industry conferences and an annual forum we conduct ourselves). In 2009, we began selling directly to parents online with our e-learning offering, BrainSpark™, and our remote tutoring service, BrainPro™.

We also maintain a network of independent value-added representatives outside North America. As of December 31, 2010, we had relationships with 24 value-added representatives. To date, booked sales outside North America have not been significant. We are building this channel in response to the growing demand for English fluency around the world. We believe that Fast ForWord and Reading Assistant products offer unique value in quickly “rewiring” the brain for English. We also believe the international market has significant potential growth opportunities, and we are positioning to take advantage of these in the future.

Competition

Districts and schools employ a wide variety of learning programs and methods for their students. The market for supplemental and intervention educational products is fragmented and competitive, with no single company or product with a dominant market share.

The critical factor for K-12 school districts is the perceived ability of the product to improve student performance. Attributes that influence the district’s assessment of this factor include the ability to deliver measurable improvements in student achievement, cost, reputation, existing relationships with customers, completeness of the product offering, ability to provide effective and efficient product implementation, and ability to work with the other components of the school curriculum. We believe that generally we compete favorably on the basis of these factors.

Our patented products are highly differentiated by their proven results and focus on the development of learning capacity through improving brain fitness. We compete vigorously for available funding against other companies offering educational software and other language and reading programs, as well as with providers of traditional methods of teaching language and reading. Many of the companies providing these competitive offerings are much larger than us, are more established in the school market than we are, offer a broader range of products to schools, and have greater financial, technical, marketing and distribution resources than we do. Competitors may enter our market segment and offer actual or claimed results similar to those achieved by our products. In addition, although the traditional approaches to language and reading are fundamentally different from the approach we take; the traditional methods are more widely known and accepted and, therefore, represent significant competition for available funds.

Product Development; New Products

The markets in which we compete are characterized by frequent product introductions and evolving educational standards and approaches. Our future success will depend in part on our ability to continue to enhance and update our existing products and to develop and successfully introduce new products.

Our research and development expenses were approximately $7.9 million, $6.4 million and $7.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Additionally, we capitalize certain software development costs incurred subsequent to the establishment of technological feasibility and amortize those costs over the estimated lives of the related products. In 2010 and 2009, we capitalized $0.1 million and $1.0 million of costs, respectively, relating to new products that had reached technological feasibility. In 2008 costs incurred subsequent to the establishment of technological feasibility for new projects were not significant, and were charged to research and development expense. In 2010, we established a wholly-owned foreign subsidiary in Shanghai, China to provide research and development services to us, initially focused on Reading Assistant.   As of December 31, 2010, 33 of our employees were engaged in research and development activities, which include product development, product management, and outcomes research.

Development Strategy

Over the past several years, our development efforts have focused on broadening our product solution and making our products more effective and easier to use in the school environment. Recently, our focus has been transitioning our products to a web-based platform. The first milestone in this effort was achieved in 2010 with the release of SciLEARN Enterprise, a browser-based platform hosted by the school district or learning institution. We plan to roll out a hosted offering that expands our per student licensing option to the broader U.S. K-12 market and that we believe will more effectively address newer markets outside U.S. K-12.

Major Product Introductions

Product	Launch Year
Fast ForWord Language	1997
Fast ForWord Language to Reading	1998
Away We Go! product family (predecessors to Fast ForWord Language Basics and Fast ForWord to Reading Prep)	1999
Fast ForWord Middle and High School (predecessor to Fast ForWord to Literacy)	1999
Fast ForWord Reading 3 (originally Fast ForWord Reading)	2000
Progress Tracker	2001
Fast ForWord Gateway Edition (new architecture of our major products that improved ease of use, added additional student content and provided additional Internet based capabilities)	2003
Fast ForWord Reading 4	2003
Fast ForWord Reading 1	2004
Fast ForWord Reading 2	2004
Fast ForWord Language Basics	2005
Fast ForWord Reading Readiness (originally Fast ForWord Reading Prep)	2005
Fast ForWord Reading 5	2005
Fast ForWord Literacy	2006
Fast ForWord Literacy Advanced	2006
Reading Progress Indicator addition to Progress Tracker	2007
Fast ForWord Language v2	2008
Fast ForWord Language to Reading v2	2008
Scientific Learning Reading Assistant v4.1.2	2008
BrainSpark	2009
BrainPro	2009
Scientific Learning Reading Assistant Expanded Edition	2009
SciLEARN Enterprise	2010

Intellectual Property

Our intellectual property strategy addresses both product technology and product concepts. Our policy is to protect our proprietary rights in our products and technology through a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures, and contractual provisions.

At December 31, 2010, we held the rights to 82 issued patents and 21 pending applications. These include 58 issued U.S. patents and 14 pending U.S. applications that we own or co-own. We also held six issued patents from other countries and had seven applications pending abroad. We were the exclusive licensee under 11 issued U.S. patents, seven issued foreign patents.

Our U.S. patents relating to the Fast ForWord products expire between 2014 and 2026; the Reading Assistant patents expire in 2024.

The 18 patents and applications that we license are owned by the Regents of the University of California, (“the Regents”), and Rutgers, the State University of New Jersey, and relate to the basic speech and sound modification and adaptive technology developed at those institutions. In 2010, approximately 60% of our product booked sales was derived from selling products that use the licensed inventions. This license is exclusive and extends for the life of the University patents, which expire in 2014, subject to the right of the Regents to terminate in case of default and our right to terminate at any time upon 60 days written notice. If we were to lose our rights under this license, it would materially harm our business. This license requires payment of royalties based upon cumulative net booked sales of our products, subject to certain minimum royalty amounts. For the remainder of the license term, the minimum royalty payment is $150,000. In fiscal 2010, 2009 and 2008, we had approximately $0.5 million, $0.8 million and $0.8 million, respectively in royalty expense under the license.

We also have 12 U.S. trademark registrations, including registrations for marks including “Fast ForWord,” our most important trademark.

Posit Science Corporation

In September 2003, we transferred certain of our technology to Posit Science Corporation, or PSC, for use in the healthcare field. PSC’s products based on our technology primarily focus on combating age-related cognitive decline and enhancing cognitive abilities as people age. The transaction included a license of the patents we own and certain software we developed, a sublicense of the patents we license from the universities, and the sale of some research related assets. All of the rights licensed to PSC are limited to a specified healthcare field and most of the licenses are exclusive in that field. For these rights, PSC paid us a one-time initial fee, issued us shares in PSC and has an ongoing royalty obligation. PSC has also agreed to cross-license any patents issued to PSC. We retain all rights to our technology outside of the specified healthcare field.

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

Backlog

Our deferred revenue was approximately $21.9 million as of December 31, 2010, and $22.2 million as of December 31, 2009. These deferred revenues are primarily composed of the portion of multi-year sales, term-based sales, support and Progress Tracker sales not yet recognized as revenue, and professional development and technical services that have not yet been performed. Approximately $16.4 million of our deferred revenue as of December 31, 2010 is expected to be recognized within the next 12 months.

Employees

As of December 31, 2010 we had 212 full-time equivalent employees, compared to 201 at December 31, 2009. None of our employees are represented by a union or subject to collective bargaining agreements.

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

The funding for a substantial portion of our K-12 sales typically comes from federal sources, in particular IDEA (special education) and Title One funding.  The amount of this funding varies from time to time, as do the rules governing the use of this funding.  The Elementary and Secondary Education Act is scheduled for reauthorization in 2011, and there is much discussion about potential changes to some controversial provisions in the No Child Left Behind Act of 2001.  While the American Recovery and Reinvestment Act (ARRA) provided for substantial temporary increases in federal programs, that funding is scheduled to expire in September 2011.  In addition, the federal budget deficit and competing federal priorities could adversely impact the ongoing level of federal education funding. A cutback in federal education funding or a change in the funding rules to allow general rather than restricted uses of the funding could have a materially adverse impact on our revenue.

State and local school funding continues to be significantly impacted by decreases in tax revenues due to the recent recession. According to the Center on Budget and Policy Priorities, to balance their fiscal 2011 budgets, states faced fiscal year 2011 (generally, July 2010 through June 2011) gaps totaling $130 billion, or 20 percent of budgets in 46 states.  The Center forecasts continuing state budget difficulties in fiscal year 2012 and beyond, because federal stimulus assistance is expiring, unemployment remains high and tax revenues typically lag economic growth.  While education spending remains an important priority for states, it faces competition from demands for, among other things, relief for the unemployed and homeowners, and rising healthcare costs. Many states have reduced their funding to schools, resulting in teacher layoffs and program restrictions. A continued reduction in state tax revenues could have a materially adverse impact on our revenue.

Our sales cycle tends to be long and somewhat unpredictable, which may result in delayed or lost sales, materially and adversely impacting our revenue and profitability.

Like other companies in the instructional market, our sales to K-12 schools are affected by school purchasing cycles and procedures, which can be quite bureaucratic. The cost of many of our K-12 license packages requires multiple levels of approval in a political environment, which results in a time-consuming sales cycle that can be difficult to predict, particularly in a tight funding environment. When a district decides to finance its license purchase, the time required to obtain necessary approvals can be extended even further. In addition, sales to schools are subject to budgeting constraints, which may require schools to find available discretionary funds, obtain grants or wait until subsequent budget cycles. As a result, our sales cycle generally takes months and, in some cases, can take a year or longer. Therefore, we may devote significant time and energy to a particular customer sale over the course of many months, and then not make the sale when expected or at all. This can result in lost opportunities that can materially and adversely impact our revenue and operating results.

It is difficult to accurately forecast our future financial results. This may cause us to fail to achieve the financial performance anticipated by investors and financial analysts, which could cause the price of our stock to decline.

Our revenue and net income or loss are difficult to predict and may fluctuate substantially from quarter to quarter and from year to year. In 2010, we had a net loss of $9.7 million, which included a non-cash impairment charge of $3.9 million; in 2009, we had net income of $4.8 million; in 2008, we had a net loss of approximately $3.3 million. Our sales strategy has primarily emphasized district-level, multi-site transactions. The receipt or implementation of a single large order, or conversely its loss or delay, can significantly impact the level of sales booked and revenue recognized in a given quarter. This uncertainty is compounded by the fact that our various license and service packages have substantially differing revenue recognition periods. Even when the amount and timing of a transaction can be accurately projected, it may be difficult to predict which license package a customer will purchase.

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

To grow our K-12 business, we need to increase acceptance of our products among K-12 education purchasers. Failure to do so would materially and adversely impact our growth prospects.

Our Fast ForWord products use an approach that differs from the approaches that schools have traditionally used to address reading problems. In particular, our products, which are designed to develop the brain to process more efficiently, are based on neuroscience research and focus on building cognitive skills. These concepts may be unfamiliar to educators.  K-12 educational practices are generally slow to change, and it can be difficult to convince educators of the value of a substantially different approach.

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

If we are unable to convince our market of the value of our significantly different approach and otherwise overcome the challenges identified above, our growth prospects could be materially and adversely impacted.

If we determine that any of our intangible assets, including technology purchased in acquisitions, or goodwill are impaired, we would be required to take a charge to earnings, which could have a material adverse effect on our results of operations.

We recorded a significant amount of goodwill and other intangible assets, such as core technology, related to our acquisition of the Soliloquy product line in January 2008.  We periodically evaluate goodwill and all significant intangible assets for impairment.  Because of our decision to migrate the core technology associated with the Reading Assistant product acquired from Soliloquy to a web-enabled delivery platform, we determined it was necessary to assess the recoverability of the asset group associated with generating Reading Assistant cash flows. Based on our impairment analysis, we incurred non-cash charges of $3.9 million related to the write-down of the Soliloquy core technology asset group in the fourth quarter of 2010.

At December 31, 2010, after we recorded this impairment charge, we had $4.6 million of goodwill and $1.0 million of intangible assets.  Significant judgments are required to estimate the fair value of our goodwill and intangible assets, including estimating future cash flows, projecting future sales, forecasting industry trends and market conditions, and making other assumptions. Changes in these estimates and assumptions could materially affect our impairment determinations, which could result in non-cash charges that would adversely affect our results of operations.

We rely on studies of student performance results to demonstrate the effectiveness of our products. If the validity of these studies or the conclusions that we draw from them are challenged, our reputation could be harmed and our business prospects and financial results could be materially and adversely affected.

We rely heavily on statistical studies of student results on assessments to demonstrate that our products lead to improved student achievement, which involves certain risks. For example, a school may fail to appropriately implement the products or adhere to the product protocol, resulting in a study that does not produce substantial student improvements. In addition, some studies on which we rely may be challenged because the studies use a limited sample size, lack a randomly selected control group, include assistance or participation from us or our scientists, or have other design characteristics that are not optimal. These challengers may assert that these studies are not sufficiently rigorous or free from bias, and may lead to criticism of the validity of the studies and the conclusions that we draw from them. Our sales and marketing efforts, as well as our reputation, could be adversely impacted if the studies upon which we rely to demonstrate the effectiveness of our products, or the conclusions we draw from those studies, are seen to be insufficient.

We may not be able to develop new and improved products and services as needed to address changing market trends or emerging technologies in a timely and cost effective manner.

We need to design, develop and introduce new and improved products and services on a cost effective basis and on a timeline that keeps pace with changing market trends and emerging technology developments.  We have recently expanded our product development and product management groups, and we are planning important product improvements and new product launches in 2011.  We may encounter unexpected difficulties developing new products and improvements that could delay our introduction of new products and services or cause their development to be more costly than planned.  Additionally, our product changes may not receive the market acceptance we anticipate.  If we fail to develop products and services cost effectively that respond to technology and market developments, we may lose market share and revenue, and our business could materially suffer.

We may not be successful in executing our transition to a new business model.

We are completing the development of the technology platform for our on-demand offering, which we expect will allow us to better address both the international, consumer and virtual school markets, as well as the U.S. K-12 market we now principally serve.  We expect this transition will make us less dependent on large US K-12 transactions, and will significantly increase the number of smaller, more predictable transactions and recurring revenue. In order to accomplish this, we will need to complete our product development in a timely manner and achieve acceptance with new types of customers.  We may find our marketing and sales efforts in this market less effective or more expensive than we have planned.  If we fail to achieve the level of new market acceptance that we expect, we may be unable to achieve our planned level of sales and revenue from these markets.

If our operations are disrupted due to weaknesses in our technology infrastructure, our business could be harmed.

Providing our products and services and conducting our general business operations both substantially rely on computer and network systems.  Over the past several years, our computer and network systems became outdated, and we have experienced disruptions in both our customer and internal network services due to hardware failures.  We have now modernized much of our hardware infrastructure, and are in the midst of a major upgrade to our business software platforms. In addition, our disaster recovery capability, while improved, does not permit us to recover immediately from certain sorts of disasters. We believe that our business is becoming increasingly dependent on our hardware and software infrastructure, and as a result, the reliability of our systems has become increasingly important.  If our customer systems are disrupted, we may be required to issue credits, customers may elect not to renew their contracts or not to purchase additional licenses, we may lose sales to potential customers and we may be subject to liability. If our internal systems are disrupted, we may lose productivity and incur delays in product development, sales operations or other functions.

If our products contain errors or if customer access to our web-delivered products and services is disrupted, we could lose new sales and be subject to significant liability claims.

Because our software products are complex, they may contain undetected errors or defects, known as bugs. Bugs can be detected at any point in a product’s life cycle, but are more common when a new product is introduced or when new versions are released. We expect that, as we have experienced in the past, despite our testing, errors will be found in new products and product enhancements in the future. We plan to launch important products and product improvements in 2011.

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

We believe that cash flow from operations, together with our current cash and short-term investment balances, will be our primary source of funding for our operations during the next several years. During 2010, we used $4.2 million cash in operations, while in 2009 we generated $14.5 million in cash from operations and in 2008, used $3.7 million used in operating activities.

Historically, we have used cash in our operations during the first half of the year and built cash in the second half. This pattern results largely from our seasonally low sales in the first calendar quarter, which reflects our industry pattern, and the time needed to collect on sales made towards the end of the second quarter.

We maintain a credit line with Comerica Bank, with a limit of $7.5 million, expiring December 31, 2011. At December 31, 2010, no borrowing was outstanding under our credit line with Comerica, and we were in compliance with the covenants of the line. Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica and financial covenants requiring us to maintain a minimum adjusted quick ratio of 1.15 and positive net worth. If we do not comply with the covenants, we risk being unable to borrow under the credit line.

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

Our new product development office in China exposes us to new risks, including those associated with currency exchange rates, Chinese government regulations and business practices, and intellectual property.

We established a wholly-owned subsidiary in Shanghai, China during the second quarter of 2010. The new entity provides us with product development services.   To date, substantially all of our operations have been located in the United States, and our sales outside the United States and Canada have been made in U.S. Dollars to local distributors. Because our new Shanghai subsidiary will conduct its operations in Chinese RMB, we will now have the risk of unexpected and possibly sudden increases in expenses caused by shifts in currency exchange rates. In addition, Chinese government regulations and business practices are quite different from those in the United States, and operating under those regulations and challenges may pose unexpected costs, delays or difficulties. Further, intellectual property protection is not as strong in China as in the U.S., and operating a product development group in China may increase our risk of infringement or misappropriation of our intellectual property by others.

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

Our most important products are based on licensed inventions owned by the University of California and Rutgers, the State University of New Jersey. These licensed patents expire in 2014.  In 2010, we generated approximately 60% of our booked sales from products that use this licensed technology. We also have incorporated technology and content licensed from other third parties as part of our products and services. If we were to lose our rights under these licenses (whether through expiration of our exclusive license period, expiration of the underlying patent’s exclusivity, invalidity or unenforceability of the underlying patents, a breach by us of the terms of the license agreements or otherwise), such a loss of these licensed rights or a requirement that we must re-negotiate these licenses could materially harm our booked sales, our revenue and our net income.

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

Our common stock presently trades on the Nasdaq Global Market, and our trading volume is generally low. For example during 2010, our average daily trading volume was approximately 26,000 shares. As a result, the ability of holders of our common stock to sell such common stock and thereby monetize their investment may be limited. In addition, the market price of our common stock has been highly volatile since we became publicly traded and could continue to be subject to wide fluctuations.

The ownership of our common stock is concentrated.

At December 31, 2010, Trigran Investments owned approximately 28% of our outstanding stock, and our officers and directors held approximately 11% of the outstanding stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may have interests that diverge from those of other stockholders. This concentration of ownership may also delay, prevent or deter a change in control of the Company.

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

3.
A lease for approximately 6,000 square feet in Waltham, Massachusetts that expires in September 2011.  Following the closure of the Waltham office in December 2009, we have subleased this property through the end of the lease.

4.	A lease for an office in Shanghai, China for 2,500 square feet that expires in May 2012 to be used for research and development.

We believe our facilities are sufficient for our operations currently and should be adequate to meet our needs for at least the next two years.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.

Removed and reserved.

EXECUTIVE OFFICERS

The following table sets forth information concerning our executive officers:

Name	Age	Title
D. Andrew Myers	39	President and Chief Executive Officer
Linda L. Carloni	57	Senior Vice President, General Counsel and Corporate Secretary
Robert E. Feller	42	Chief Financial Officer, Senior Vice President and Treasurer
Dr. William M. Jenkins	60	Senior Vice President and Chief Scientific Officer
Jessica Lindl	37	Senior Vice President, Marketing and Product Management
David C. Myers	45	Senior Vice President, Sales and Service
Ronald Park	44	Vice President, Product Development

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

Linda L. Carloni joined us as General Counsel in October 1999, became our Secretary in March 2000, was appointed Vice President in June 2000 and Senior Vice President in January 2009. Before joining us, Ms. Carloni was a founder and Vice President of Alere Medical Incorporated, a healthcare services start-up. Earlier in her career, Ms. Carloni worked in technology transfer for the University of California, was the general counsel of Nellcor Incorporated, a medical device company, and was an associate and a partner at the Cooley Godward law firm. She received her bachelor's degree in political science from Case Western Reserve University and her law degree from Boalt Hall School of Law at the University of California, Berkeley.

Robert E. Feller joined us in December 2008 as our Chief Financial Officer. From 2006 until joining us, Mr. Feller served as Vice President, Finance and Administration at AdBrite, Inc., which operates an Internet-based advertising marketplace. Prior to AdBrite, he served in financial leadership positions of increasing responsibility at salesforce.com, a leading provider of web-based customer relationship management services, from 2003 to 2006, ending his salesforce service as Vice President, Finance. Mr. Feller began his career as an auditor with Arthur Andersen, LLP. He holds an MBA from the Ross School of Business at the University of Michigan and a BA from the University of Michigan.

Dr. William M. Jenkins was appointed Chief Scientific Officer in June 2009. Dr. Jenkins is a founder and served as Senior Vice President, Product Development from November 2000 through 2008 and Chief Technical Officer from January 2009 to June 2009. From 1990 to 1996, Dr. Jenkins was an Adjunct Associate Professor at the University of California, San Francisco. Dr. Jenkins is the principal developer of our current learning exercises. Dr. Jenkins holds a B.S. in Psychology, an M.A. in Psychobiology and a Ph.D. in Psychobiology from Florida State University, with additional post-doctoral training from UCSF.

Jessica Lindl joined us as Vice President of Marketing in March 2007 and was promoted to Senior Vice President in January 2009. Prior to joining us, Ms. Lindl served as Vice President of Marketing and Product Management for Riverdeep, a leading developer of educational software. Ms. Lindl held marketing management positions of increasing responsibility at Riverdeep and The Learning Company, which was acquired by Riverdeep, from 2001 through 2006. Ms. Lindl began her career in sales and sales management for AT&T. Ms. Lindl holds a bachelor’s degree in economics and international studies from Miami University in Oxford, Ohio and an MBA from the Haas School of Business at the University of California, Berkeley.

David C. Myers joined us in December 2008 as Senior Vice President, Sales and Services. Prior to joining us, during 2008 Mr. Myers was the East Region Vice President of Sales for the K-12 digital division of Pearson Education, where his team consisted of over 80 sales professionals and spanned 32 states. Prior to this role, from July 2006 to December 2007 he led a smaller National team at Pearson that focused on Digital Secondary products. Previously, Mr. Myers served as a District Sales Manager at Pearson. Mr. Myers started his career as a bilingual elementary education teacher and holds Master of Education and Bachelor of Arts degrees from Brigham Young University.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

(a)
Market Information. Our common stock currently is, and since March 29, 2010 has been, traded on the Nasdaq Global Market under the symbol "SCIL”.  Prior to March 29, 2010, our common stock traded on the Nasdaq Capital Market under the symbol “SCIL”.

The following table sets forth, for the periods indicated, the closing high and low sales prices per share of our common stock as reported on the NASDAQ Global Market and NASDAQ Capital Market, as applicable.

	High	Low
Fiscal year ending December 31, 2010
First quarter	$5.73	$4.71
Second quarter	$5.47	$4.65
Third quarter	$5.49	$4.59
Fourth quarter	$4.52	$3.00

Fiscal year ending December 31, 2009
First quarter	$2.35	$1.50
Second quarter	$2.35	$1.85
Third quarter	$3.60	$2.03
Fourth quarter	$5.88	$3.40

Stockholders

As of February 28, 2011, the approximate number of stockholders of record of our common stock was 94.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. Our current Loan and Security Agreement with Comerica Bank provides that we may not pay any dividends other than stock dividends during the term of the Agreement.

Securities Authorized for Issuance under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, see Item 12.

Performance Measurement Comparison

The following chart compares the cumulative total stockholder return of Scientific Learning Common Stock for the five years ended December 31, 2010 with the cumulative total return during the same period of (i) the NASDAQ Composite Market Index and (ii) a Scientific Learning constructed peer group index. The companies in the peer group index were selected on the basis of similarity in the nature of their business. At December 31, 2010, the peer group included Renaissance Learning Inc., Scholastic Corporation, K12 Inc, Archipelago Learning and Princeton Review. Over the last five years we have changed companies in the peer group because of acquisitions, changes in business, new companies entering the market and other changes affecting peer group companies. This table shows these changes:

Members of Peer Group	Tenure in Peer Group
Excelligence	Removed from peer group after September 30, 2006 after it stopped trading.
K12 Inc	Added to peer group in 2008 after going public in December 2007.
Archipelago Learning	Added to peer group in 2010 after going public in November 2009.
Plato Learning Inc.	Removed from peer group in May 2010 after it was acquired.

The comparison assumes $100 was invested on December 31, 2005 in Scientific Learning Common Stock and in each of the foregoing indices. It also assumes reinvestment of dividends. The performance shown in the graph below should not be considered an indication of future performance.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable

(b) Not applicable

(c) Not applicable

ITEM 6.  SELECTED FINANCIAL DATA

In thousands, except per share amounts

	Year Ended December 31,
	2010	2009	2008	2007	2006

Statement of Operations Data:
Revenues:
Products	$22,506	$35,863	$28,301	$31,023	$29,966
Service and support	20,878	19,425	19,453	15,030	11,032
Total revenues	43,384	55,288	47,754	46,053	40,998

Cost of revenues:
Cost of products	2,092	2,679	2,178	1,680	1,638
Cost of service and support	9,348	8,895	9,721	8,539	7,897
Total cost of revenues	11,440	11,574	11,899	10,219	9,535

Gross profit	31,944	43,714	35,855	35,834	31,463

Operating expenses:
Sales and marketing	21,498	24,042	23,587	24,868	21,073
Research and development	7,933	6,418	7,016	4,500	4,129
General and administrative	8,129	8,135	7,883	7,660	6,643
Impairment charge	3,890	-	-	-	-

Total operating expenses	41,450	38,595	38,486	37,028	31,845

Operating income (loss)	(9,506)	5,119	(2,631)	(1,194)	(382)

Interest and other income (expense), net	(41)	110	564	1,266	793

Income (loss) before income tax	(9,547)	5,229	(2,067)	72	411
Provision for income taxes (income tax benefit)	143	429	1,248	(1,082)	203

Net income (loss)	$(9,690)	$4,800	$(3,315)	$1,154	$208

Basic net income (loss) per share	$(0.52)	$0.27	$(0.19)	$0.07	$0.01
Shares used in computing basic net income (loss) per share	18,498	18,039	17,488	17,161	16,846
Diluted net income (loss) per share	$(0.52)	$0.26	$(0.19)	$0.06	$0.01
Shares used in computing diluted net income (loss) per share	18,498	18,690	17,488	18,297	17,740

Balance Sheet Data:

Cash and cash equivalents	$5,415	$20,679	$7,550	$21,179	$16,364
Short-term investments	9,631	-	-	-	-
Working capital	1,176	5,178	(3,551)	7862	3,951
Total assets	31,803	43,128	30,260	33,803	26,283
Stockholders’ equity (1)	4,334	11,929	5,045	5,820	1,017

(1)      We have paid no cash dividends since our inception.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview

We develop, distribute and license technology that accelerates learning by applying proven research on how the brain learns.  Based on more than thirty years of neuroscience and cognitive research, our family of products improves brain fitness with technology-based exercises that build the cognitive skills required to read and learn effectively. Extensive outcomes research by independent researchers, our founding scientists, school districts and our company demonstrates the rapid and lasting gains achieved through participation in our products. Our products are marketed primarily to K-12 schools in the U.S., to whom we sell through a direct sales force.  To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support.  Since our inception, learners have used our products nearly three million times and over 7,000 schools have purchased at least $10,000 of our product licenses and services.  As of December 31, 2010, we had 212 full-time equivalent employees, compared to 201 at December 31, 2009.

Business Highlights

We market our Fast ForWord and Reading Assistant products primarily as a reading intervention solution for struggling and special education students and English Language Learners.  According to the U.S. Department of Education (USDE), in 2009, 67% of fourth graders in the United States were not “proficient” in reading and 33% performed below the” basic” level. Between 2007 and 2009, there was no change in average 4th grade reading scores. While our installed base is growing, the over 7,000 schools that have purchased at least $10,000 of our product licenses and services represent a small fraction of the approximately 117,000 K-12 schools in the U.S.

States provide school districts with the majority of their funding, and those funds are also sometimes used to purchase our products.  Additionally, federal education funds are a critical resource in helping school districts address the needs of the most challenged learners.  We believe that a significant proportion of our sales are funded by federal sources, particularly Title I and IDEA (special education) grants.

During 2010, school districts focused more attention on balancing operating budgets than on investing in tools to improve student achievement.  We experienced a substantial decline in booked sales in 2010 compared to 2009, which we believe resulted from state budget pressures, uncertainty about future education policies, and an increasing trend toward using federal funds wherever possible to save teacher jobs and core programs rather than on supplemental programs focused on struggling learners. In February 2010, the Center on Budget and Policy Priorities estimated that for the current fiscal year, which began July 2010, 46 states had budget shortfalls totaling $130 billion, or 20% of budgets in those states.  The fact that schools have until September 2011 to spend remaining ARRA funds gives them the flexibility to wait for news regarding additional federal funding to save teacher jobs and developing education policies.  As a result, we believe that many school districts have delayed their purchasing decisions.

Despite the recent attention school districts have paid to balancing their budgets, we believe our solutions will remain well-positioned for federal Title I, IDEA and competitive funding opportunities such as Race to the Top and School Improvement Grants, due to the continued emphasis on national achievement mandates and education reform.

Company Highlights

Our total revenue decreased by 22% during 2010 as compared to 2009.  Our total booked sales decreased by 30% during 2010 as compared to 2009.  (Booked sales is a non-GAAP financial measure.  For more explanation on booked sales, see Revenues below). K-12 booked sales decreased by 32% during 2010 as compared to 2009. In 2010, we closed five transactions in excess of $500,000 totaling $3.7 million compared to 20 such transactions totaling $22.2 million in 2009.  The $18.5 million decline in transactions approximates the decline in our K-12 business. In 2011, we expect that large deals will continue to drive our business with an expected significant contribution from SciLEARN Enterprise, a new browser-based platform hosted by the school district or learning institution. We expect that our new platform enables us to expand our per student licensing option to the broader U.S. K-12 market, and we anticipate that in 2012 and later we will become less dependent on large deals. We believe our new platform will enable us to significantly increase the number of smaller, more predictable transactions and recurring revenue.  Non-school sales, including private practice, international, direct to consumer, virtual schools and OEM customers, increased by 10% during 2010 as compared to 2009.

Operating expenses increased by 7% during 2010 as compared to 2009, and included a non-cash impairment charge of $3.9 million.

Results of Operations

Revenues

The following table sets forth information relating to our revenues (dollar amounts in thousands):

	Year ended December 31,			2009-2010	2008-2009
	2010	2009	2008	% Change	% Change
Products	$22,506	$35,863	$28,301	(37.2)%	26.7%
Service and support	20,878	19,425	19,453	7.5%	(0.1)%
Total revenues	$43,384	$55,288	$47,754	(21.5)%	15.8%

2010 versus 2009: Product revenues decreased by $13.4 million in 2010 compared to 2009. The decrease in 2010 from 2009 was primarily due to lower U.S. K-12 booked product sales as school districts continued to struggle with current and anticipated budget shortfalls.

Our service and support revenue increased by $1.5 million in 2010 compared to 2009 due to a higher renewal rate as we continue to focus on increasing product effectiveness and customer success. For 2010, our renewal rate increased to 88% from 80% in 2009. Renewal rate is determined by dividing the number of school sites that renewed annual support and maintenance contracts by the total number of sites whose contracts were expiring in the period.

2009 versus 2008: Product revenues increased by $7.6 million in 2009 compared to 2008. The increase in 2009 was primarily due to higher U.S. K-12 booked sales, which reflected the increased federal funding made available to schools by ARRA. Booked sales included one transaction for $6.9 million for which we recognized product revenue of $3.2 million in 2009.

Our service and support revenue was fairly consistent in 2009 compared to 2008. In 2008 we recognized OEM revenue relating to the Reading Assistant operations that we did not repeat in 2009. This was offset primarily by an increase in the number of implementation service days delivered.

We believe that recurring revenue is an important measure of our operating performance. In 2010, the recurring portion of our revenue stream increased 11% to $12.3 million. The following table sets forth information relating to our recurring revenues (dollar amounts in thousands):

	Year Ended December 31,
	2010	2009	2008	2007	2006
Products:
Recurring 1	$1,476	$629	$169	$-	$-
Non-recurring	21,030	35,234	28,132	31,023	29,966

Total products	22,506	35,863	28,301	31,023	29,966

Service and support:
Recurring 1	10,832	10,421	10,048	7,452	5,660
Non-recurring	10,046	9,004	9,405	7,578	5,372

Total service and support	20,878	19,425	19,453	15,030	11,032

Total revenues	$43,384	$55,288	$47,754	$46,053	$40,998

Recurring revenue as a % of total revenue	28.4%	20.0%	21.4%	16.2%	13.8%
Non-recurring revenue as a % of total revenue	71.6%	80.0%	78.6%	83.8%	86.2%

1We derive recurring product revenue from subscription fees paid by U.S. and international customers to access our applications. Recurring service and support revenue consists of support and maintenance for our software products and fees paid to access our web-delivered reporting tools, Progress Tracker and Reading Progress Indicator.

Booked sales

Booked sales are a non-GAAP financial measure that management uses to evaluate current selling activity. We believe that booked sales is a useful metric for investors as well as management because it is the most direct measure of current demand for our products and services. Booked sales equals the total value (net of allowances) of software, services and support invoiced in the period. Revenue on a GAAP basis is recorded for booked sales when all four of the requirements for revenue recognition have been met; if any of the requirements to recognize revenue are not met, the sale is recorded as deferred revenue. We use booked sales information for resource allocation, planning, compensation and other management purposes. We believe that revenue is the most comparable GAAP measure to booked sales. However, booked sales should not be considered in isolation from revenue, and is not intended to represent a substitute measure of revenue or any other performance measure calculated under GAAP.

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue (dollar amounts in thousands):

	Year ended December 31,			2009-2010	2008-2009
	2010	2009	2008	% Change	% Change
Booked sales	$41,838	$59,701	$45,084	(29.9)%	32.4%
Less: revenue recognized	43,384	55,288	47,754	(21.5)%	15.8%
Other adjustments	1,187	(2,135)	(333)	NA	NA
Net increase/(decrease) in deferred revenue	(359)	2,278	(3,003)	(115.8)%	NA
Total deferred revenue end of period	$21,871	$22,230	$19,952	(1.6)%	11.4%

2010 versus 2009: Booked sales in the K-12 sector decreased by 32% to $37.9 million in 2010 compared to $56.2 million in 2009. As described above, state budget pressures caused many school districts to delay purchases during 2010. Booked sales to the K-12 sector for 2010 and 2009 were 91% and 94%, respectively, of total booked sales.  “Other adjustments” in 2010 consists primarily of the recognition of deferred revenue and the related receivable for 2009 booked sales with Free-On-Board (“FOB”) destination delivery terms that were not delivered until 2010.

2009 versus 2008: Booked sales in the K-12 sector increased by 41% to $56.2 million for 2009 compared to $39.9 million in 2008. The 2009 flow of federal stimulus funds to individual school districts and the spending requirements linked to these funds put school districts in a better position to execute new purchases during the year. One large transaction for approximately $6.9 million was booked in 2009, whereas the largest transaction booked in 2008 was for approximately $2.2 million. Booked sales to the K-12 sector in 2009 represented 94% of total booked sales, compared to 89% in 2008.  “Other adjustments” in 2009 consists primarily of booked sales with FOB destination delivery terms that had not been delivered by year end, and therefore no deferred revenue or receivable was recorded for these transactions.

We believe large booked sales, which we define as transactions totaling more than $500,000, are an important indicator of mainstream education industry acceptance and an important factor in reaching our goal of increasing sales force productivity. In 2010, we closed five transactions in excess of $500,000 compared to 20 in 2009 and 10 in 2008. In 2010, school districts struggled with current and anticipated budget shortfalls, making it especially difficult to close large deals in our pipeline. In 2009, we benefited from the increased federal funding made available to schools by ARRA.  For the years ended December 31, 2010, 2009 and 2008, 9%, 37% and 19%, respectively, of our booked sales arose from transactions over $500,000. Large booked sales include volume and negotiated discounts but the percentage discount applicable to any given transaction will vary and the relative percentage of large booked sales and smaller booked sales in a given quarter may fluctuate. Because we discount product license fees but do not discount service and support fees, product booked sales and revenue are disproportionately affected by discounting. We cannot predict the size and number of large transactions in the future.

Booked sales to non-school customers increased by 10% to $3.9 million in 2010 as compared to 2009.  This increase reflects higher sales to private practice clinicians, international VARs, consumers and virtual schools.  Booked sales to non-school customers decreased by 31% in 2009 as compared to 2008 as a result of adverse economic conditions. In addition, in 2008 we recorded OEM booked sales of approximately $1.0 million from the operations we purchased in our acquisition of JTT Holdings Inc. d/b/a Soliloquy Learning (“Soliloquy”) in January 2008, compared with $110,000 in 2009.

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

Gross Profit and Cost of Revenues

The following table sets forth information relating to our gross profits (dollar amounts in thousands):

	Year ended December 31,
	2010	2009	2008
Gross profit on products	$20,414	$33,184	$26,123
Gross profit margin on products	91%	93%	92%
Gross profit on service and support	11,530	10,530	9,732
Gross profit margin on services and support	55%	54%	50%
Total gross profit	$31,944	$43,714	$35,855
Total gross profit margin	74%	79%	75%

2010 versus 2009: The overall gross profit margin decreased by 5% in 2010 compared to 2009 due to declines in the proportion of higher margin product revenue. Product revenues made up 52% of total revenues in 2010, compared to 65% in 2009. Product margins decreased by 2% in 2010 over 2009, mainly due to lower revenues over which fixed costs could be allocated. Service and support margins increased by 1% in 2010 compared to 2009, reflecting higher delivery of services in 2010.

2009 versus 2008: The overall gross profit margin increased by 4% in 2009 compared to 2008, mainly due to an increase in the proportion of higher margin product revenue.  Product revenues made up 65% of total revenues in 2009, compared to 59% in 2008. Product margins in 2009 increased 1% over 2008, as proportionately lower royalty costs were partially offset by increased amortization expense arising from the intangible assets acquired from Soliloquy and product costs associated with Reading Assistant. Service and support margins improved in 2009 compared to 2008 principally due to year over year price increases and cost savings resulting from more efficient delivery of services.

Operating Expenses

The following table sets forth information relating to our expenses (dollar amounts in thousands):

	Year ended December 31,			2009-2010	2008-2009
	2010	2009	2008	% Change	% Change
Sales and marketing	$21,498	$24,042	$23,587	(10.6)%	1.9%
Research and development	7,933	6,418	7,016	23.6%	(8.5)%
General and administrative	8,129	8,135	7,883	(0.1)%	3.2%
Impairment charge	3,890	-	-	100.0%	-

Total operating expenses	$41,450	$38,595	$38,486	7.4%	0.3%

Sales and Marketing: Sales and marketing expenses consist principally of salaries and incentive compensation paid to employees engaged in sales and marketing activities, travel costs, tradeshows, conferences, and marketing and promotional materials. The $2.5 million decrease in sales and marketing expenses in 2010 compared to 2009 was due to lower commission and bonus expense as we did not meet our sales quotas for 2010. The $0.5 million increase in 2009 from 2008 is mostly due to higher commission expense of approximately $1.4 million as a result of the strong sales performance, partially offset by lower salary and benefit costs as a result of restructuring actions taken in January 2009.  At December 31, 2010, we had 41 quota-bearing sales personnel compared to 49 and 50 at December 31, 2009 and 2008, respectively.

Research and Development: Research and development expenses principally consist of compensation paid to employees and consultants engaged in research, product development and product management activities and product testing, together with software and equipment costs. Research and development expenses increased by $1.5 million in 2010 compared to 2009. During 2010, we continued to make critical investments in product development which resulted in increased headcount and consulting expenses.  We also incurred start up expenses for our new development office in Shanghai, China.  The $0.6 million decrease in 2009 from 2008 is primarily due to the capitalization of approximately $1.0 million of development costs relating to our Reading Assistant Expanded Edition product, partially offset by increased bonus expense of approximately $0.4 million. No development costs were capitalized in 2008.

General and Administrative: General and administrative expenses principally consist of salaries and compensation paid to our executives, accounting staff and other support personnel, as well as travel expenses for these employees, and outside legal and accounting fees. General and administrative expenses remained unchanged for 2010 as compared to 2009 as a result of lower bonus expense offset by increased legal and consulting expenses related to our exploration of strategic alternatives in the area of mergers and acquisitions, which are presently not being pursued. The $0.2 million increase in 2009 compared to 2008 is primarily due to increases in bonus expenses of approximately $1.0 million, partially offset by a decrease in bad debt expense of $0.6 million.

Impairment Charge: Impairment charge is attributable to the impairment of the long lived asset group associated with the Reading Assistant product line acquired through the purchase of Soliloquy in 2008. We acquired Soliloquy for its Reading Assistant product line that uses speech recognition technology to improve reading fluency. We have seen success in both the US K-12 and the international markets, as our partners successfully developed an effective English language learning curriculum around the product. Because of this success, we are making additional investments in Reading Assistant to replace the core technology and enable compatibility with our new web-based platform. Due to this investment, we assessed whether the intangible asset group acquired from Soliloquy, including some capitalized software development costs post acquisition, was impaired in accordance with the required accounting rules.

We used an income approach to determine if the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group associated with Reading Assistant exceeded the carrying values of those assets. As a result of this assessment, the carrying value of the asset group exceeded the undiscounted cash flows. We then applied a fair-value-based test.  The fair value of the asset group was estimated using the expected present value of future cash flows which rely on estimates, judgments and assumptions.  These estimates, judgments and assumptions include the discount rate, expected remaining useful life of the asset group and cash flows generated during the remaining useful life. This analysis resulted in a non-cash impairment charge of $3.9 million in 2010, which includes $0.5 million related to capitalized software development costs.

Income Tax Provision

2010: During 2010, we recorded an income tax provision of approximately $0.1 million, and our valuation allowance increased by approximately $3.1 million.

Our effective tax rate decreased to (1.5)% for fiscal 2010 compared to 8.2% for the same period a year ago. The decrease was primarily due to U.S. losses not benefitted in the current year.

As of December 31, 2010, we had U.S. federal and state net operating loss carryforwards of approximately $56.6 million and $42.8 million, respectively. The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2018 through 2030 if not utilized.  State net operating loss carryforwards will expire at various dates beginning in 2012 through 2030.

As of December 31, 2010, we had U.S. federal and state tax credit carryforwards of approximately $1.5 million and $1.5 million, respectively.  The federal credit will expire at various dates beginning in 2011 through 2029, if not utilized. California state research and development credits can be carried forward indefinitely.

2009: During 2009, we recorded an income tax provision of approximately $0.4 million, and our valuation allowance decreased by approximately $2.4 million.

Our effective tax rate increased to 8.2% for fiscal 2009 compared to (60.5)% for the same period a year ago. The increase was due to pre-tax income in 2009.

2008: During 2008, we recorded an income tax provision of $1.2 million. This provision primarily consisted of a $1.2 million increase in the valuation allowance against our deferred tax assets. As a result of the establishment of the valuation allowance, our effective tax rate was (60.5)%.  This valuation allowance increase was the result of recording a valuation allowance against our deferred tax assets. After considering all available positive and negative evidence, including our past operating results and our forecast of future taxable income, we concluded that we could no longer support a deferred tax asset balance. We intend to maintain the valuation allowance until sufficient positive evidence exists to support the realizability of the deferred tax assets.

Net operating loss carryforwards and credit carryforwards reflected above are limited due to ownership changes as provided in the Internal Revenue Code and similar state provisions.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments were $15.0 million at December 31, 2010, compared to $20.7 million at December 31, 2009.

We expect that during at least the next twelve months our cash flow from operations together with our current cash balances will be our primary source of liquidity and will be sufficient to provide the necessary funds for our operations and capital expenditures.  Historically, we have used cash in our operations during the first half of the year and built cash in the second half. This pattern results largely from our seasonally low sales in the first calendar quarter, which reflects our industry pattern, and the time needed to collect on sales made towards the end of the second quarter.We expect that this pattern will continue, that we will use cash in operations during the first half of 2011 and that our current cash balances will be sufficient to fund our operating requirements during that period. Accomplishing this, however, will require us to meet specific booked sales targets in the K-12 market. We cannot assure you that we will meet our targets with respect to booked sales, revenues, expenses or operating results.

On February 28, 2010, we amended our existing revolving line of credit agreement with Comerica Bank.  The maximum that can be borrowed under the agreement is $7.5 million.  The line expires on December 31, 2011. Borrowing under the line of credit bears interest at a “daily adjusting LIBOR rate.”  Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and, as amended, financial covenants requiring us to maintain a minimum adjusted quick ratio of 1.15 and positive net worth.  The agreement includes a letter of credit sublimit not to exceed $1.0 million. At December 31, 2010, we had an outstanding letter of credit for $206,000. There were no borrowings outstanding on the line of credit at December 31, 2010, and we were in compliance with all our covenants.

Net cash used in operating activities for 2010 was $4.2 million versus cash generated of $14.5 million during 2009.The decrease was mainly the result of lower revenue resulting from a decrease in our booked sales.

Net cash used in investing activities in 2010 was $11.7 million, of which $9.6 million was used for the purchase of short-term investments (net of sales and maturities of $6.7 million) and $2.0 million was used for capital spending primarily related to investments in research and development and new systems for back-office operations.  Net cash used in investing activities in 2009 was $2.1 million, of which $1.1 million was used for purchase of property and equipment and $1.0 million was used in development of our Reading Assistant product.

Financing activities generated $0.6 million in 2010 resulting from proceeds from the exercise of stock options.  Financing activities for 2009 included the $2.5 million borrowing offset by the $2.5 million repayment on our line of credit as well and proceeds of $0.7 million from the exercise of stock options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations and Commitments

We have a non-cancelable lease agreement for our corporate office facilities in Oakland, California. The minimum lease payment was approximately $78,000 per month through 2008. From 2009 through the end of the lease, the base lease payment increases at a compound annual rate of approximately 5%. The lease expires in December 2013. We also have a lease agreement for our Tucson, Arizona office through May 2013 at an average rent of approximately $11,000 per month. In early 2008, we entered into a lease for our Reading Assistant operations in Waltham, Massachusetts for approximately 6,000 square feet at an average monthly rent of approximately $12,000 that expires in September 2011. Following the closure of the Waltham office in December 2009, we have sublet this property through the end of the lease at a monthly rent of approximately $5,000.  In June 2010, we signed a lease for an office in Shanghai, China for 2,500 square feet at a rate of approximately $4,000 per month through May 2012 to be used for research and development.

We also make royalty payments to the institutions who participated in the original research that produced our initial products. Our minimum royalty payments are $150,000 per year.

The following table summarizes our obligations at December 31, 2010 and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	2011	2012	2013	2014	2015 and thereafter	Total
Contractual Obligations:
Operating lease obligations (net of sublease income)	$1,219	$1,274	$1,242	$-	$-	$3,735
Minimum royalty obligations	150	150	150	150	-	600
Total	$1,369	$1,424	$1,392	$150	$-	$4,335

Our purchase order commitments at December 31, 2010 are not material.

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

•	Subscription and term licenses – software licensed for a specific time period, generally month to month or a term of three to twelve months. Revenue is recognized ratably over the license term.

•	Individual participant licenses – software licensed for a single participant. Revenue is recognized over the average period of use, typically six weeks.

Service and support revenue

Service and support revenue is derived from a combination of training, implementation, technical and professional services, online services and customer support. Training, implementation, technical and other professional services are typically sold on a per day basis. If VSOE exists for all elements of an arrangement or all elements except software licenses, services revenue is recognized as performed. If VSOE does not exist for all the elements in an arrangement except software licenses, service revenue is recognized over the longest contractual period in an arrangement. Revenue from services sold alone or with support is recognized as performed.

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

In evaluating our ability to realize our deferred tax assets, we consider all available positive and negative evidence including our past operating results and our forecast of future taxable income. In determining future taxable income, we make assumptions to forecast federal and state operating income, the reversal of temporary differences and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with the forecasts used to manage our business.

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

The estimated expected stock price volatility increased from 55% in 2008 to 58% in 2009 and increased again to 62% in 2010. Our expected stock price volatility over the expected life of the options is based upon our historical experience over the expected life of the options.

Our estimate of the forfeiture rate has also changed from 6.2% in 2008 to 8.3% in 2009 to 7.7% in 2010, based on our experience of actual forfeiture rates. Stock compensation expense may be adjusted in the future if actual forfeiture rates differ significantly from our current estimates.

The requirement to expense stock-based awards will continue to materially reduce our reported results of operations. As of December 31, 2010, we had an aggregate of $2.2 million of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $0.8 million during 2011; $0.7 million during 2012; $0.5 million during 2013; and $0.2 million during 2014. These amounts reflect only outstanding stock awards as of December 31, 2010. We expect to continue to issue share-based awards to our employees in future periods.

Capitalization of software development costs and website development costs

As discussed in Note 1 – Summary of Significant Accounting Policies to the Financial Statements, in 2010 and 2009 we capitalized certain software development costs incurred subsequent to the establishment of technological feasibility and will amortize the costs over the estimated lives of the related products. In 2010 and 2009, the Company capitalized $0.1 million and $1.0 million of costs, respectively, relating to new products that had reached technological feasibility. In 2008, costs incurred subsequent to the establishment of technological feasibility for new projects were not significant and were charged to research and development expense. The rules that govern how development costs are accounted for can have a major impact on our reported financial results. Significant judgment is required in assessing whether and when products have reached technological feasibility. We are also required to use judgment to estimate the net realizable value of the asset by projecting future revenues and cash flows expected to be generated by the products, in order to determine whether the unamortized cost exceed the net realizable value. Moreover, any future changes to our software product offerings could result in write-offs of previously capitalized costs and have a significant impact on our financial results.

We also capitalize costs related to internal use software and web site application, infrastructure development and content development.  In each case, the software or website is for internal needs, and we do not plan to market the software externally. For the year ended December 31, 2010, we capitalized approximately $1.2 million of software and web site development costs. For the years ended December 31, 2009 and 2008, we capitalized approximately $0.4 million and $0.1 million of software and web site development costs, respectively.

The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.  If indicators of impairment are present, estimates of future cash flows are used to test the recoverability of the asset. If the carrying amount of the asset exceeds its fair value, an impairment charge is recognized. In 2010, we determined that capitalized software development costs relating to the Reading Assistant asset group was impaired.  See Long-lived assets below for further discussion. In late 2009, we determined that we needed to completely redesign our BrainSpark website and accordingly we recorded an impairment charge of $0.4 million. Significant judgment is required in evaluating which costs are eligible for capitalization and whether any impairment exists.

Long-lived assets

Long-lived assets, such as property and equipment and purchased intangible assets subject to amortization are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

In December 2010, we identified an impairment indicator related to the core technology intangible asset acquired as a result of the purchase of Soliloquy in 2008.   In 2010, we decided to make additional investments in the Reading Assistant product line to replace the core technology and enable compatibility with our new web-based platform. As a result, we determined it was necessary to assess the recoverability of the asset group associated with generating Reading Assistant cash flows, which includes some capitalized software development costs post acquisition.

We used an income approach to determine if the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group exceeded the carrying values of those assets. As a result of this assessment, the carrying value of the asset group exceeded the undiscounted future cash flows. We then performed an analysis to determine the fair value of the asset group, which was determined using the expected present value of future cash flows which are based on estimates, assumptions and management’s judgments.  These include the forecast of future cash flows related to the asset group, the discount rate used in discounting those cash flows, and the expected remaining useful life of the asset group. This analysis resulted in a non-cash impairment charge of $3.9 million in 2010, which includes $0.5 million related to capitalized software development costs. The impairment charge was allocated on a pro-rata basis using the relative carrying amounts of the asset group.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price.  Our exposure to market risk is related to our short-term investments in federal agency and corporate bonds at December 31, 2010.  We had no investments subject to market risk at December 31, 2009.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the year ended December 31, 2010, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income or the fair value of our marketable securities.

Foreign currency exchange risk

Our sales contracts are primarily denominated in U.S. dollars and, therefore, the majority of our revenues are not subject to foreign currency risk. We are directly exposed to changes in foreign exchange rates to the extent such changes affect our expenses related to our foreign assets and liabilities. Our only exposure in regard to our foreign assets and liabilities is with our Chinese subsidiary whose functional currency is the Chinese Renminbi.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Scientific Learning Corporation

We have audited the accompanying consolidated balance sheets of Scientific Learning Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scientific Learning Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Ernst & Young LLP

San Jose, California
March 4, 2011

SCIENTIFIC LEARNING CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$5,415	$20,679
Short-term investments	9,631	-
Accounts receivable, net of allowance for doubtful accounts of $76 and $97, respectively	5,053	6,390
Prepaid expenses and other current assets	2,206	2,142

Total current assets	22,305	29,211

Property and equipment, net	2,497	1,780
Goodwill	4,568	4,568
Other intangible assets, net	1,034	5,476
Other assets	1,399	2,093

Total assets	$31,803	$43,128

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$543	$812
Accrued liabilities	4,198	7,362
Deferred revenue	16,388	15,859

Total current liabilities	21,129	24,033
Deferred revenue, long-term	5,483	6,371
Other liabilities	857	795

Total liabilities	27,469	31,199

Commitments and contingencies (See Note 15 to the consolidated financial statements)

Stockholders' equity :
Common stock, $0.01 par value: 40,000,000 authorized, 18,702,044 and 18,294,808 shares issued and outstanding, respectively, and additional paid in capital	89,277	87,182
Accumulated deficit	(84,943)	(75,253)

Total stockholders' equity	4,334	11,929

Total liabilities and stockholders' equity	$31,803	$43,128

See accompanying notes.

SCIENTIFIC LEARNING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008

Revenues:
Products	$22,506	$35,863	$28,301
Service and support	20,878	19,425	19,453
Total revenues	43,384	55,288	47,754

Cost of revenues:
Cost of products	2,092	2,679	2,178
Cost of service and support	9,348	8,895	9,721
Total cost of revenues	11,440	11,574	11,899

Gross profit	31,944	43,714	35,855

Operating expenses:
Sales and marketing	21,498	24,042	23,587
Research and development	7,933	6,418	7,016
General and administrative	8,129	8,135	7,883
Impairment charge	3,890	-	-

Total operating expenses	41,450	38,595	38,486

Operating income (loss)	(9,506)	5,119	(2,631)

Interest and other income (expense), net	(41)	110	564

Income (loss) before income tax	(9,547)	5,229	(2,067)
Provision for income taxes	143	429	1,248

Net income (loss)	$(9,690)	$4,800	$(3,315)

Basic net income (loss) per share	$(0.52)	$0.27	$(0.19)
Shares used in computing basic net income (loss) per share	18,498	18,039	17,488
Diluted net income (loss) per share	$(0.52)	$0.26	$(0.19)
Shares used in computing diluted net income (loss) per share	18,498	18,690	17,488

See accompanying notes.

SCIENTIFIC LEARNING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2010	2009	2008

Operating Activities:
Net income (loss)	$(9,690)	$4,800	$(3,315)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities
Depreciation and amortization	2,532	1,895	1,266
Impairment charge	3,890	-	-
Stock-based compensation	1,496	1,389	1,997
Increase in deferred tax asset valuation allowance	-	-	1,191
Changes in operating assets and liabilities:
Accounts receivable	1,337	1,327	(1,293)
Prepaid expenses and other current assets	(64)	(801)	(29)
Other assets	32	(90)	(399)
Accounts payable	(268)	138	(317)
Accrued liabilities	(3,164)	3,398	(5)
Deferred revenue	(359)	2,278	(3,003)
Other liabilities	62	170	172

Net cash provided by (used in) operating activities	(4,196)	14,504	(3,735)

Investing Activities:
Purchases of property and equipment, net	(2,036)	(2,070)	(304)
Purchases of short-term investments	(16,355)	-	-
Sales and maturies of short-term investments	6,724	-	-
Purchase of Soliloquy	-	-	(10,133)

Net cash used in investing activities	(11,667)	(2,070)	(10,437)

Financing Activities:
Borrowings under bank line of credit	-	2,500	-
Repayment of borrowings	-	(2,500)	-
Proceeds from issuance of common stock, net	599	695	543

Net cash provided by financing activities	599	695	543

Increase (decrease) in cash and cash equivalents	(15,264)	13,129	(13,629)

Cash and cash equivalents at beginning of period	20,679	7,550	21,179

Cash and cash equivalents at end of period	$5,415	$20,679	$7,550

Supplemental disclosure of cash flow information
Cash paid during the year for income taxes	$242	$301	$66
Cash paid during the year for interest	$-	$56	$-

SCIENTIFIC LEARNING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock and Additional Paid-In Capital		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Equity
Balance at December 31, 2007	17,315,886	$82,558	$(76,738)	$5,820
Issuance of common stock under stock option plan	124,765	395	-	395
Issuance of common stock under employee stock purchase plan	79,406	148	-	148
Stock-based compensation	-	1,997	-	1,997
Vesting of restricted stock units	155,503	-	-	-
Net loss and comprehensive loss	-	-	(3,315)	(3,315)
Balance at December 31, 2008	17,675,560	$85,098	$(80,053)	$5,045

Issuance of common stock under stock option plan	251,816	492	-	492
Issuance of common stock under employee stock purchase plan	114,142	203	-	203
Stock-based compensation	-	1,389	-	1,389
Vesting of restricted stock units	253,290	-	-	-
Net income and comprehensive income	-	-	4,800	4,800
Balance at December 31, 2009	18,294,808	$87,182	$(75,253)	$11,929

Issuance of common stock under stock option plan	100,398	239	-	239
Issuance of common stock under employee stock purchase plan	163,457	360	-	360
Stock-based compensation	-	1,496	-	1,496
Vesting of restricted stock units	143,381	-	-	-
Net loss and comprehensive loss	-	-	(9,690)	(9,690)
Balance at December 31, 2010	18,702,044	$89,277	$(84,943)	$4,334

See accompanying notes

Notes to Consolidated Financial Statements

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned China subsidiary Shanghai Zhiyong Information Technology Co., Ltd.  All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company derives revenue from the sale of licenses to software and from service and support fees. Software license revenue is recognized in accordance with accounting standards for software companies. There are four basic criteria which must be met to recognize revenue. These are: 1) persuasive evidence of an arrangement exists; 2) delivery of the product has occurred; 3) a fixed or determinable fee; and 4) the probability that the fee will be collected. The application of the relevant accounting standards requires the Company to exercise significant judgment related to specific transactions and transaction types. In cases where extended payment terms are granted to school customers, the Company determines if the fixed or determinable fee criterion is met by reference to the customer’s specific funding sources, especially where the payment terms extend into the customer’s next fiscal year. If the Company determines that the fixed or determinable fee criterion is not met at the inception of the arrangement, the Company defers revenue recognition until the payments become due.

Booked sales to the Company’s school customers typically include multiple elements (e.g., Fast ForWord software licenses, Progress Tracker, the Company’s Internet-based participant tracking service, support, training, implementation management, and other services). The Company recognizes revenue using the residual method, whereby the difference between the total arrangement fee and the total “vendor specific objective evidence” (“VSOE”) of fair value of the undelivered elements is recognized as revenue relating to the delivered elements. VSOE of fair value for each element of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is also measured by the renewal price. The Company is required to exercise judgment in determining whether VSOE of fair value exists for each undelivered element based on whether the pricing for these elements is sufficiently consistent.

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

•	Subscription and term licenses – software licensed for a specific time period, generally month to month or a term of three to twelve months. Revenue is recognized ratably over the license term.

•	Individual participant licenses – software licensed for a single participant. Revenue is recognized over the average period of use, typically six weeks.

Service and support revenue

Service and support revenue is derived from a combination of training, implementation, technical and professional services, online services and customer support. Training, implementation, technical and other professional services are typically sold on a per day basis. If VSOE of fair value exists for all elements of an arrangement or all elements except software licenses, services revenue is recognized as performed. If VSOE of fair value does not exist for all the elements in an arrangement except software licenses, service revenue is recognized over the longest contractual period in an arrangement. Revenue from services sold alone or with support is recognized as performed.

If an arrangement includes services that are essential to the functionality of the software, the Company recognizes the fees for the software license and the services using the percentage of completion method in accordance with the accounting standards for software and service companies. The Company estimates the percentage of completion on contracts utilizing hours incurred to date as a percentage of the total estimated hours to complete the project. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents, which primarily consist of cash on deposit with banks and money market accounts, are stated at cost, which approximates fair value.

Short-term Investments

The Company determines the appropriate classification of short-term investments at the time of purchase and reevaluates such determination at each balance sheet date. Short-term investments are classified as available for sale and are carried at fair value.  Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves.  Unrealized gains and losses on short-term investments are included in accumulated other comprehensive income.  Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of other income. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value, the Company’s financial condition and business outlook, including key operational and cash flow metrics, current market conditions and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value.

Accounts Receivable

The Company conducts business primarily with public school districts and speech and language professionals in the United States. The Company maintains an allowance for doubtful accounts for estimated losses due to the inability of customers to make payments. The allowance is adjusted periodically based on historical experience of bad debt write-offs.

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

Deferred Charges

The Company defers royalty charges as incurred and recognizes the expense over the term of the related license agreements or service periods. These deferred charges are included in “Prepaid expenses and other current assets” and in “Other assets” in the consolidated balance sheets.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Software and Web Site Development Costs

The Company capitalizes certain software development costs incurred subsequent to the establishment of technological feasibility and amortizes costs over the estimated lives of the related products. The annual amortization is the greater of the amount computed using (a) the ratio of current year to date gross revenues for the product to the aggregate of total anticipated revenues for the product or (b) the straight-line method over the remaining estimated economic life of the product. Technological feasibility is established upon completion of a working model. In 2010 and 2009, the Company capitalized $0.1 million and $1.0 million of costs, respectively, relating to new products that had reached technological feasibility. In 2008 costs incurred subsequent to the establishment of technological feasibility for new projects were not significant, and were charged to research and development expense. Software costs are amortized to cost of product revenues over the estimated useful life of the software, which is three years. For the years ended December 31, 2010, 2009 and 2008 amortization costs were $0.3 million, $0.1 million and zero, respectively.

The Company also capitalizes costs related to internal use software and web site application, infrastructure development and content development costs.  The capitalized costs are included in “Property and equipment” in the consolidated balance sheets. In each case the software or website is for internal needs, and the Company does not plan to market the software externally. For the year ended December 31, 2010, the Company capitalized approximately $1.2 million of software and web site development costs. For the years ended December 31, 2009 and 2008, the Company capitalized approximately $0.4 million and $0.1 million of software and web site development costs, respectively.

The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.  If indicators of impairment are present, estimates of future cash flows are used to test the recoverability of the asset. If the carrying amount of the asset exceeds its fair value, an impairment charge is recognized. In 2010, the Company determined that capitalized software development costs relating to the Reading Assistant asset group was impaired.  See Note 6 – Intangible Assets for further discussion. In late 2009 it was determined that BrainSpark website needed to be completely redesigned and accordingly the Company recorded an impairment charge of $0.4 million and capitalized development costs of $21,000 for the new website. These costs will amortize over a period corresponding to the estimated life of the related products when the web site is ready for use.

Goodwill

Goodwill and purchased intangible assets were recorded when the Company acquired the assets of Soliloquy in 2008. The cost of the acquisition was allocated to the assets and liabilities acquired, including purchased intangible assets, and the remaining amount was classified as goodwill. Goodwill arising from purchase transactions is not amortized to expense, but rather periodically assessed for impairment. The allocation of the acquisition cost to purchased intangible assets and goodwill, therefore, has a significant impact on operating results. The allocation process involves an extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets.

Goodwill is required to be tested annually for impairment or between annual impairment test if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company selected the fourth quarter to perform its annual goodwill impairment testing. The guidance requires a two-step impairment test be performed on goodwill. The Company performed the two steps as follows:

Step 1 – The Company compares the fair value of the reporting unit to its carrying value. The Company has one reporting unit, and therefore the fair value assessment is at an enterprise level. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the implied fair value of the reporting unit, the Company must perform the second step of the impairment test in order to determine the implied fair value and record an impairment loss equal to the difference.

Step 2 – The Company assigns the fair value of a reporting unit to all of the assets and liabilities of that unit. The excess of the fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The implied fair value is compared to the carrying amount of goodwill, if the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

During 2010, the Company determined that the carrying value of goodwill had not been impaired, and no impairment charge was recorded. The Company will continue to assess goodwill for impairment on an interim basis when indicators events or circumstances change. Conditions that indicate that goodwill may be impaired include market capitalization declining below net book value or a sustained decline in stock price. A significant impairment could have a material adverse effect on the Company’s consolidated balance sheets and results of operations.

Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. In 2010, the Company determined that the carrying amount of the intangible assets and certain other long-lived assets were not recoverable and was impaired.  See Note 6 – Intangible Assets for further discussion.

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value as they are short-term in nature or have relatively short maturities.

Concentration of Risk

Financial instruments that are potentially subject to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable.

Cash and cash equivalents are primarily invested in a major financial institution in the United States. Such deposits may be in excess of insured limits and are not insured in other jurisdictions. The Company believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

Accounts receivable are primarily from booked sales to customers located primarily in the United States. The Company performs ongoing credit evaluations of customers. The Company does not require collateral.

An allowance for doubtful accounts is determined with respect to those accounts that have been determined to be doubtful of collection. At December 31, 2008 one customer accounted for more than 10% of accounts receivable. No customers accounted for more than 10% of accounts receivable at December 31, 2010 and 2009.  No customers accounted for more than 10% of revenue in 2010, 2009 or 2008.

The Company has no off-balance sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other hedging arrangements.

Concentration of royalty arrangements potentially exposes the Company to risk. If the Company were to lose rights under these arrangements, this could materially impact booked sales, revenue and net income. The patents and applications that are licensed are owned by the Regents of the University of California, and Rutgers, the State University of New Jersey, and relate to the basic speech and sound modification and adaptive technology developed at those institutions. In 2010, approximately 60% of product booked sales was derived from selling products that use the licensed inventions.

Accounting for Stock-Based Compensation

Stock-based compensation expense is recorded over the service period in connection with shares issued under the employee stock purchase plan, stock options and restricted stock awards. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the service period of the award on a straight-line basis.

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $0.3 million, $0.2 million and, $0.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The following table sets forth the computation of net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2010	2009	2008
Net income (loss)	$(9,690)	$4,800	$(3,315)
Weighted average shares used in calculation of basic net income (loss) per share	18,498	18,039	17,488

Effect of dilutive securities:
Employee stock options and awards	-	651	-
Weighted-average diluted common shares	18,498	18,690	17,488

Basic net income (loss) per share	$(0.52)	$0.27	$(0.19)
Diluted net income (loss) per share	$(0.52)	$0.26	$(0.19)

For the year ended December 31, 2010, 2009 and 2008, 1,012,220, 1,510,281 and 3,150,180 options, respectively, were excluded from the calculation of diluted net income per share because their effect is anti-dilutive.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” which amends Subtopic 820-10 to require new disclosures and update existing disclosures.  This update is intended to provide a greater level of information and more robust disclosures about valuation techniques and inputs to fair value measurements.  ASU 2010-06 became effective beginning with the Company’s first quarter of 2010 and did not have a material impact on the Company’s balance sheets or results of operations.

2. Restructuring

On January 7, 2009, the Company announced a series of changes intended to better align costs and organization structure with the current economic environment and improve profitability. These changes included a reduction in work force of approximately 14% during the first quarter of 2009. Employees were notified in December 2008 and January 2009, and severance costs were approximately $104,000 in the year ended December 31, 2008 and $287,000 year ended December 31, 2009.

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

These restructuring costs were mainly recorded under Research and development in the consolidated statement of operations.  The Company paid all employee costs by December 31, 2010 and expects to pay the facility costs through September 2011.  Accrued costs are shown in the following table (in thousands):

	Employee costs	Facility costs	Total
Accrued at December 31, 2009	$19	$226	$245
Adjustments	-	(48)	(48)
Cash paid	(19)	(93)	(112)
Accrued at December 31, 2010	$-	$85	$85

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2010	2009
Prepaid expenses	$1,730	$1,557
Product inventory	297	495
Other receivables	179	90
Total prepaid expenses and other current assets	$2,206	$2,142

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2010	2009

Computer equipment and software	$4,306	$3,327
Office furniture and equipment	1,370	1,043
Leasehold improvements	606	598
Total property and equipment	6,282	4,968
Less: accumulated depreciation	(3,785)	(3,188)
Total property and equipment - net	$2,497	$1,780

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $1.2 million, $0.9 million and $0.5 million, respectively.

5. Fair Value Measurements of Financial Instruments

The Company generally invests its excess cash in investment grade short-term fixed income securities and money market funds.  The portion in cash and cash equivalents represents highly liquid instruments with insignificant interest rate risk and original maturities of three months or less. Short-term investments are classified as available for sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component stockholders’ equity. There were no unrealized gains and losses for the three-years ended December 31, 2010, 2009 and 2008.

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

The Company’s valuation techniques used to measure the fair values of money market accounts that were classified as Level 1 in the table below were derived from quoted market prices.  The Company’s valuation techniques used to measure the fair values of the Company’s U.S. Treasury, U.S. government and U.S. government agency debt securities, corporate bonds and commercial paper that are classified as Level 2 in the table below, generally all of which mature within two years and the counterparties to which have high credit ratings, were derived from non-binding market consensus prices that are corroborated by observable market data or quoted market prices for similar instruments.

The following is a summary of the fair value of the major categories of financial instruments held by the Company (in thousands):

	December 31,
	2010	2009
Assets:
Money market accounts	$3,500	$20,177
Commercial paper	500	-
Agency bonds	8,629	-
Other fixed income securities	502	-

Total	$13,131	$20,177

The following is a summary of the Company’s financial assets that are accounted for at fair value on a recurring basis by level in accordance with the fair value hierarchy described above (in thousands):

	December 31, 2010
	Fair Value Measurement
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$3,500	$-	$-	$3,500
Commercial paper	-	500	-	500
Agency bonds	-	8,629	-	8,629
Other fixed income securities	-	502	-	502

Total	$3,500	$9,631	$-	$13,131

There were no unrealized gains and losses at December 31, 2010.

As of December 31, 2009, the Company’s financial assets of approximately $20.2 million were entirely comprised of money market accounts which were classified as Level 1 in the fair value hierarchy.  The Company had no Level 2 or Level 3 financial assets.

The fair value of short-term investments with contractual maturities is as follows at December 31, 2010 (in thousands):

Due in less than one year	$8,099
Due in more than one year	1,532

Total	$9,631

The Company has the ability, if necessary, to liquidate any of its investments in the next 12 months.  Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying condensed consolidated balance sheet.

6. Intangible Assets

Purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Intangible assets are accounted for at fair value on a recurring basis as level 3 assets in accordance with the fair value hierarchy.

In December 2010, the Company identified an impairment indicator related to the core technology intangible asset acquired as a result of the purchase of JTT Holdings Inc. d/b/a Soliloquy Learning (“JTT”), pursuant to which the Company agreed to acquire from JTT the Soliloquy Reading Assistant product line and substantially all of the other assets of the Soliloquy Learning business.  In 2010, the Company determined it would make additional investments in Reading Assistant to replace the core technology and enable compatibility with the Company’s new web-based platform.  As a result, the Company determined it was necessary to assess the recoverability of the asset group associated with generating Reading Assistant cash flows.  The asset group consists of intangible assets and capitalized software.

The Company used an income approach to determine if the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group exceeded the carrying values of those assets. As a result of this assessment, the carrying value of the asset group exceeded the undiscounted cash flows. The Company then performed an analysis to determine the fair value of the asset group, which was determined using the expected present value of future cash flows which are based on estimates, assumptions and management’s judgments.  These include the forecast of future cash flows related to the asset group, the discount rate used in discounting those cash flows, and the expected remaining useful life of the asset group. This analysis resulted in a non-cash impairment charge of $3.9 million in 2010, which includes $0.5 million related to capitalized software development costs. The impairment charge was allocated on a pro-rata basis using the relative carrying amounts of the asset group.

Intangible assets at December 31, 2010 are as follows (dollar amounts in thousands):

	Gross carrying amount	Accumulated amortization	Impairment	Net carrying amount at December 31, 2010	Remaining amortization period (years)
Core technology	$5,800	$1,816	$3,062	$922	2
OEM contracts	560	372	145	43	2
Customer list	220	212	6	2	2
Non compete agreement	610	324	219	67	2
Total other intangible assets	$7,190	$2,724	$3,432	$1,034

The aggregate estimated annual intangible amortization expense is as follows (in thousands):

Fiscal year	Amortization
2011	$517
2012	517
$1,034

7. Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2010	2009
Long-term lease deposits	$883	$953
Capitalized software, net	232	895
Other non current assets	284	245
Total other assets	$1,399	$2,093

Capitalized software amortization of $0.3 million and $0.1 million was charged to expense in 2010 and 2009, respectively. Additionally, a non-cash impairment charge related to capitalized software was recorded in 2010 for approximately $0.5 million.  See Note 6 – Intangible Assets for further discussion.

8. Stock-Based Compensation

Stock-Based Compensation Plans

On December 31, 2010, the Company had four active share-based compensation plans, which are described below.

In May 1999, the Company’s stockholders approved the 1999 Equity Incentive Plan. The total number of shares authorized for issuance under the plan is 6,492,666. Restricted stock units awarded under this plan generally vest over four years of continuous service in annual or semi-annual installments. Option awards have generally been granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, and generally vest based on four years of continuous service with a ten-year contractual term.

In May 1999, the Company’s stockholders approved the 1999 Non-Employee Directors’ Stock Option Plan. The total number of shares authorized for issuance under this plan is 250,000.

In May 1999 the Company’s stockholders approved the 1999 Employee Stock Purchase Plan (ESPP), which became effective upon the completion of the initial public offering of the Company’s common stock. The total number of shares originally authorized for issuance under the plan was 700,000. In June 2007, an additional 500,000 shares were authorized.

In May 2002, the Board of Directors approved the 2002 CEO Stock Option Plan, which was subsequently approved by the shareholders in May 2003. The total number of shares authorized for issuance under this plan is 470,588.

Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable one-year offering period or the last day of the applicable six-month purchase period. At December 31, 2010, 143,528 shares were available for issuance under this plan.

Stock Based Compensation Expense

Compensation expense is recognized for the fair values of these awards, which typically have graded vesting, on a straight-line basis over the requisite service period of each of these awards.

Forfeitures are required to be estimated at the time of grant. The estimates are revised in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. The following table summarizes the impact of share-based compensation in the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cost of service and support revenues	$97	$151	$200
Sales and marketing	450	490	685
Research and development	276	285	434
General and administrative	673	463	678
Total stock-based compensation expense	$1,496	$1,389	$1,997

Valuation of Stock Option Awards

The fair value of each option award is estimated on the date of grant using a Black-Scholes Merton option pricing model with subjective assumptions, including expected stock price volatility, the estimated life of each award and estimated pre-vesting forfeitures noted in the table below:

Expected volatility – Based on the historical prices of common stock over the expected life of each option.

Expected life – Based on the history of option exercise and cancellation activity of the options

Risk-free interest rate – Based on the U.S. Treasury yield curve in effect at the time of grants for periods corresponding with the expected life of the options.

Dividend yield – As the Company has not paid, nor does it currently plan to pay, dividends in the future, the assumed dividend yield is zero.

The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2010	2009	2008

Expected life (in years)	5.5	5.5	5.1
Risk-free interest rate	2.3%	1.9%	2.0%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	62%	58%	55%

Summary of Stock Options

The following table summarizes all stock option activity under the Company’s share-based compensation plans for the year ended December 31, 2010:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	2,889,347	$3.48	4.02	$6,264,503
Granted	413,250	4.65
Exercised	(100,398)	2.48
Cancelled (includes forfeited and expired)	(309,225)	7.67
Outstanding at December 31, 2010	2,892,974	3.22	4.04	2,430,991

Vested and expected to vest at December 31, 2010	2,833,877	$3.21	3.95	$2,416,966

Exercisable at December 31, 2010	2,226,494	$3.14	2.71	$2,129,882

The aggregate intrinsic value of options outstanding at December 31, 2010 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for 1.7 million shares that had exercise prices that were lower than the $3.07 market price of the Company’s common stock at December 31, 2010 (“in the money options”). The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $0.2 million, $0.2 million and $0.1 million, respectively. The fair value of options vested during the years ended December 31, 2010, 2009 and 2008 was $0.4 million, $0.4 million and $0.8 million, respectively. The weighted average grant date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $2.62, $1.09 and $1.13, respectively.

As of December 31, 2010, total unrecognized compensation cost related to stock options granted under the Company’s various plans was $1.1 million. The Company expects that cost to be recognized over a weighted-average period 2.7 years.

Summary of Restricted Stock Units and Restricted Stock Awards

The following table summarizes all restricted stock unit activity under the Company’s share-based compensation plans for the year ending December 31, 2010:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	248,936	$5.00
Awarded	263,939	4.73
Released (Vested)	(143,381)	5.29
Forfeited or expired	(26,742)	4.44
Outstanding at December 31, 2010	342,752	4.71	1.35	$1,025,973

Vested and expected to vest at December 31, 2010	304,575	$4.73	1.32	$935,016

Restricted stock units were granted for the first time in 2006 under the 1999 Equity Incentive Plan. The fair value of these grants was calculated based upon the fair market value of the Company’s stock at the date of grant, less an estimate of pre-vesting forfeitures. The weighted-average grant-date fair value of restricted stock units awarded during fiscal years 2010, 2009 and 2008 was $4.73, $1.96 and $4.64, respectively, and the fair value of stock units that vested during fiscal years 2010, 2009 and 2008 was $0.9 million, $0.9 million and $1.1 million, respectively. As of December 31, 2010, total unrecognized compensation cost related to restricted stock units was $1.1 million. The Company expects that cost to be recognized over a weighted-average period 2.6 years.

Employee Stock Purchase Plan (“ESPP”)

ESPP awards were valued using the Black-Scholes model using the following assumptions:

	Year Ended December 31,
	2010	2009	2008

Expected life (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	0.4%	1.1%	3.3%
Dividend yield	0%	0%	0%
Expected volatility	58%	85%	58%

Disclosures Pertaining to All Share-Based Compensation Plans

Cash received under all share-based payment arrangements for the years ended December 31, 2010, 2009 and 2008 was $0.6 million, $0.7 million and $0.5 million, respectively, related to the exercise of stock options and the purchase of ESPP shares. The weighted-average grant-date fair value of options, restricted stock units and restricted stock awards granted in the years ended December 31, 2010, 2009 and 2008 was $3.42, $1.18 and $3.89 per share, respectively.

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Accrued vacation	$1,114	$953
Accrued commissions and bonus	1,147	4,192
Other accrued liabilities	1,692	2,032
Accounts payable accruals	245	185
Total accrued liabilities	$4,198	$7,362

10. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	December 31,
	2010	2009
Current:
Products	$3,662	$2,322
Service and support	12,726	13,537
Total deferred revenue, current	$16,388	$15,859

Long term:
Products	$111	$232
Service and support	5,372	6,139
Total deferred revenue, long-term	$5,483	$6,371

11. Warranties and Indemnification

The Company generally provides a warranty that the Company’s software products substantially operate as described in the manuals and guides that accompany the software for a period of 90 days.  The warranty does not apply in the event of misuse, accident, and certain other circumstances.  To date, the Company has not incurred any material costs associated with these warranties and has no accrual for such items at December 31, 2010.

From time to time, the Company enters into contracts that require the Company, upon the occurrence of certain contingencies, to indemnify parties against third party claims.  These contingent obligations primarily relate to (i) claims against the Company’s customers for violation of third party intellectual property rights caused by the Company’s products; (ii) claims resulting from personal injury or property damage resulting from the Company’s activities or products; (iii) claims by the Company’s office lessor arising out of the use of the premises; and (iv) agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their activities on behalf of the Company.  Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated.  No liabilities have been recorded for these obligations as of December 31, 2010.

12. Bank Line of Credit

On February 28, 2010, the Company amended its existing revolving line of credit agreement with Comerica Bank.  The maximum that can be borrowed under the agreement is $7.5 million.  The line expires on December 31, 2011.

Borrowing under the line of credit bears interest at a “daily adjusting LIBOR rate”.  Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and, as amended, financial covenants requiring the Company to maintain a minimum adjusted quick ratio of 1.15 and positive net worth.  The agreement includes a letter of credit sublimit not to exceed $1.0 million.  At December 31, 2010, the Company had an outstanding letter of credit for $206,000.  There were no borrowings outstanding on the line of credit at December 31, 2010, and the Company was in compliance with all its covenants.

13. Provision for Income Taxes

Substantially all income (loss) before income taxes is derived from the United States.

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
Current:	2010	2009	2008
Federal	$(8)	$50	$(101)
State	28	265	41
Foreign	5	-	1
Total current	$25	$315	$(59)

Deferred:
Federal	$104	$104	$1,157
State	14	10	150
Foreign	-	-	-
Total deferred	118	114	1,307
Total provision for income taxes	$143	$429	$1,248

Differences between income taxes calculated using the federal statutory income tax rate and the provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Computed tax at statutory rate of 34%	$(3,246)	$1,777	$(703)
State taxes, net of federal benefit	23	299	(64)
Federal alternative minimum tax	-	102	5
Losses (benefited) not benefited	176	(1,787)	(229)
Non deductible stock-based compensation	124	105	147
Other non deductible expenses	106	259	108
Change in valuation allowance	2,960	(326)	1,984
Provision for income taxes	$143	$429	$1,248

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows, (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$21,652	$20,742
Capitalized software development costs	10	22
Deferred revenue	2,476	1,723
Research credit carryforwards	3,012	2,635
Other	3,031	1,922
Gross deferred tax assets	30,181	27,044
Less: Valuation allowance	30,181	27,044
Total deferred tax assets, net	-	-

Deferred tax liabilities:
Goodwill	(355)	(237)
Net deferred tax liability	$(355)	$(237)

The Company’s operations are in a cumulative loss position for the three-year period ended December 31, 2010, primarily as a result of operating losses in 2010 and 2008 resulting from lower than expected booked sales.  For purposes of assessing the realization of the deferred tax assets, this cumulative loss position is considered significant negative evidence that it is more likely than not the Company will not be able to realize the deferred tax assets in the future. As a result, the Company continues to maintain a full valuation allowances on its deferred tax assets.  Management will reassess the realization of the deferred tax assets each reporting period. To the extent that the financial results of the Company improve and the deferred tax assets become realizable, the Company will be able to reduce the valuation allowances through earnings.  The Company’s valuation allowance increased by approximately $3.1 million in 2010 and decreased by $2.4 million in 2009.

As of December 31, 2010, the Company has U.S. federal and state net operating loss carryforwards of approximately $56.6 million and $42.8 million, respectively. The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2018 through 2030 if not utilized.  State net operating loss carryforwards will expire at various dates beginning in 2012 through 2030.

As of December 31, 2010, the Company has U.S. federal and state tax credit carryforwards of approximately $1.5 million and $1.5 million, respectively.  The federal credit will expire at various dates beginning in 2011 through 2029, if not utilized. California state research and development credits can be carried forward indefinitely.

In connection with the Company's adoption of Accounting Standards Codification 718 (“ASC 718”), the Company uses the "with-and-without" approach described in EITF Topic No. D-32, "Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations," to determine the recognition and measurement of excess tax benefits. In addition, the Company has elected to account for indirect effects of stock option based awards on other tax attributes, such as research and alternative minimum tax credits, through the income statement.  Accordingly, the Company has elected to recognize excess tax benefits from stock option exercises in additional paid in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company.

Therefore, included in the net operating loss carryforwards are losses created by the exercise of stock options.  Although these net operating loss carryforwards are reflected in total U.S. net operating tax loss carryforwards, pursuant to ASC 718, deferred tax assets associated with these deductions are only recognized to the extent that they reduce taxes payable.  Further, these recognized deductions are treated as direct increases to stockholders' equity and as a result do not impact the Statement of Operations.  To the extent stock-option related deductions are not recognized pursuant to ASC 718, the unrecognized benefit is not reflected on the consolidated balance sheet.

Net operating loss carryforwards and credit carryforwards reflected above are limited due to ownership changes as provided in the Internal Revenue Code and similar state provisions.

The Company does not provide for U.S. federal income and state income taxes on undistributed earnings of the China subsidiary at December 31, 2010, because these earnings are intended to be indefinitely reinvested.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to nominal U.S. federal and state income taxes.

The Company accounts for uncertain tax positions under Financial Accounting Standard Board (“FASB”) Accounting Standards Codification 740-10 “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). ASC 740-10 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. At December 31, 2010, the Company had a liability for unrecognized tax benefits of $2.5 million.  The Company believes there may be changes in its unrecognized tax positions over the next twelve months, but will not be a material adjustment.

Interest and penalty costs related to unrecognized tax benefits are classified as a component of Income Tax Expense in the accompanying consolidated statements of operations and the corresponding liability in Other liabilities in the accompanying consolidated balance sheets. The Company recognized an immaterial amount of interest expense related to unrecognized tax benefits for the year ended December 31, 2010.

The Company files U.S. federal, state and foreign income tax returns. Material jurisdictions are Federal and California tax returns, which remain open to examination by the appropriate governmental agencies for tax years 2006 to 2010. The federal and state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. The Company is not currently under audit in any major tax jurisdiction.

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	December 31,
	2010	2009	2008
Balance at January 1	$2,397	$1,883	$1,876
Additions for tax positions of prior years	-	434	-
Additions for tax positions related to the current year	154	130	106
Reductions for tax positions of prior years	(4)	(50)	(99)
Settlements during the current year	-	-	-
Balance at December 31	$2,547	$2,397	$1,883

14. Stockholders’ Equity

Common Stock

At December 31, 2010, the Company had reserved shares of common stock for future issuance as follows:

Stock options outstanding	2,892,974
Stock awards outstanding	342,752
Stock options available for future grants	1,260,426
Employee stock purchase plan	143,528
4,639,680

15. Commitments and Contingencies

Leases

The Company has a non-cancelable lease agreement for its corporate office facilities in Oakland, California.  The minimum lease payment was approximately $78,000 per month through 2008. From 2009 through the end of the lease, the base lease payment increases at a compound annual rate of approximately 5%. The lease expires in December 2013.  The Company also has lease agreements for the Tucson, Arizona office through May 2013 at an average rent of approximately $11,000 per month, and for the former Reading Assistant operations in Waltham, Massachusetts through September 2011 at an average monthly rent of approximately $12,000.  Following the closure of the Waltham office in December 2009, the Company has sublet this property through September 2011 at a monthly rent of approximately $5,000.  In June 2010, the Company signed a lease for an office in Shanghai, China for 2,500 square feet at a rate of approximately $4,000 per month through May 2012 to be used for research and development.

License Agreement

In September 1996, the Company entered into a license agreement with a university for the use of the intellectual property underlying its most significant current products.  In exchange for the license, which expires in 2014, the Company issued stock and paid a license-issue fee. The agreement also provided for milestone payments, all of which have been made, and for royalties based on booked sales of products using the licensed technology.  Royalty expenses were $0.5 million, $0.8 million and $0.8 million for the years ended December 31, 2010, 2009 and 2008, respectively, and are included in cost of product revenues.

If the Company loses or is unable to maintain the license agreement during the term of the underlying patents, it would adversely affect the business. The university may terminate the license agreement if the Company fails to perform or violate its terms without curing the violation within 60 days of receiving written notice of the violation.

At December 31, 2010, the Company's future minimum lease payments and future payments under its royalty agreements are as follows (in thousands):

	2011	2012	2013	2014	2015 and thereafter	Total
Contractual Obligations:
Operating lease obligations (net of sublease income)	$1,219	$1,274	$1,242	$-	$-	$3,735
Minimum royalty obligations	150	150	150	150	-	600
Total	$1,369	$1,424	$1,392	$150	$-	$4,335

Rent expense under all operating leases was $1.1 million, $1.3 million and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

16. Employee Retirement and Benefit Plan

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. The Company matched contributions by plan participants for the year ended December 31, 2008. The matching contributions were $0.4 million. The Company did not match contributions by plan participants for the years ended December 31, 2009 and 2010.

17. Related Party Transactions

On September 30, 2003, the Company entered into an agreement with Posit Science Corporation (“Posit Science”), formerly Neuroscience Solutions Corporation, to provide Posit Science with exclusive rights in the healthcare field to certain intellectual property, patents and software owned or licensed, along with transfer of certain healthcare research projects. A co-founder, substantial shareholder, and former member of the Board of Directors is a co-founder, officer, director and substantial shareholder of Posit Science. Under the agreement, the Company receives net royalties between 2% to 4% on products sold by Posit Science that uses the Company’s patents or software.

The Company has a 3.5% equity interest in Posit Science. The royalty income recorded from Posit Science of $120,000, $154,000 and $150,000 for years ended December 31, 2010, 2009 and 2008, respectively.

In July 2007 Michael A. Moses joined the Board of Directors as Vice Chair and entered into a consulting agreement with the Company. The consulting agreement provides for a consulting fee of $40,000 per year and two stock option grants, both with a five year term and at a per share exercise price of $7.15, the closing price of the Company’s Common Stock on July 25, 2007. The first option grant for 80,000 shares vests over four years, with a one year cliff with ratable monthly vesting thereafter. The second option for 100,000 shares vests only in the event the per share price of the Company’s common stock reaches and maintains for 20 consecutive business days a specified target closing price as follows: 25,000 shares vesting at each target stock price of $15, $20, $25, and $30.

Also in place are consulting agreements with two of the founders, who are or were also members of the Board of Directors. Dr. Paula Tallal, who is a current Board member, provides ongoing consulting in the areas of customer relationships and research planning and in fiscal 2010, 2009 and 2008 she received total compensation of approximately $80,000, $69,000 and $111,000, respectively. Dr. Michael Merzenich, who retired as a Board member in October 2008, provides consulting services including public speaking, meetings with third parties and other projects as agreed from time to time, and in fiscal 2010, 2009 and 2008 received total compensation of approximately zero, $45,000 and $28,000, respectively.

18. Interim Financial Information (unaudited)

Quarterly financial data (in thousands, except per share amounts):

	Three Months Ended
	March 31	June 30	September 30	December 31(1)	Total

Fiscal Year 2010:
Total revenues	$11,065	$12,307	$10,234	$9,778	$43,384

Gross profit	8,112	9,453	7,430	6,949	31,944

Net loss	$(1,899)	$(781)	$(825)	$(6,185)	$(9,690)

Basic and diluted net loss per share:	$(0.10)	$(0.04)	$(0.04)	$(0.34)	$(0.52)

Fiscal Year 2009:
Total revenues	$8,624	$10,616	$20,293	$15,755	$55,288

Gross profit	6,027	8,061	17,042	12,584	43,714

Net income (loss)	$(2,861)	$(314)	$6,455	$1,520	$4,800

Net income (loss) per share:
Basic	$(0.16)	$(0.02)	$0.36	$0.08	$0.27

Diluted	$(0.16)	$(0.02)	$0.35	$0.08	$0.26

(1) Net loss for the three months ended December 31, 2010 includes a $3.9 million non-cash impairment charge.

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

As required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, and concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to our executive officers is contained in Part I “Executive Officers” and such information is also incorporated by reference in this section.

Information required by this item respecting our directors, audit committee and code of ethics is set forth under the caption “Proposal 1: Election of Directors” in our Proxy Statement relating to our 2011 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated by reference into this Form 10-K Report. The Proxy Statement will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Proxy Statement is not being filed as a part hereof.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet – December 31, 2010 and 2009
Consolidated Statements of Operations – Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Stockholders’ Equity – Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows – Years Ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

As required under Item 8, Financial Statements and Supplementary Data, the financial statement schedule of the Company is provided in this separate section. The financial statement schedule included in this section is as follows:

Schedule II – Valuation and Qualifying Accounts (in thousands):

	Beginning Balance	Charge (credit) to Operating Expenses	Additions (deductions) to Allowance	Ending Balance
2010	$97	$(18)	$(3)	$76
2009	$296	$(75)	$(124)	$97
2009	$96	$574	$(374)	$296

Other schedules are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b)	Exhibits

A list of exhibits filed herewith is contained in the exhibit index that immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC LEARNING CORPORATION

By	/s/ D. Andrew Myers	March 4, 2011
D. Andrew Myers
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Andrew Myers	President, Chief Executive Officer, Director	March 4,2011
D. Andrew Myers	(Principal Executive Officer)

/s/ Robert E. Feller	Chief Financial Officer, Treasurer	March 4,2011
Robert E. Feller	(Principal Financial and Accounting Officer)

/s/ Edward Vermont Blanchard, Jr.	Director	March 4,2011
Edward Vermont Blanchard, Jr.

/s/ Robert C. Bowen	Chairman of the Board , Director	March 4,2011
Robert C. Bowen

/s/ Gayle A. Crowell	Director	March 4,2011
Gayle A. Crowell

/s/ Rodman W. Moorhead, III	Director	March 4,2011
Rodman W. Moorhead, III

/s/ Dr. Michael A. Moses	Director	March 4,2011
Dr. Michael A. Moses

/s/ Lance R. Odden	Director	March 4,2011
Lance R. Odden

/s/ Shari Simon	Director	March 4,2011
Shari Simon

/s/ Dino A. Rossi	Director	March 4,2011
Dino A. Rossi

/s/ Dr. Paula A. Tallal	Director	March 4,2011
Dr. Paula A. Tallal

/s/ Jeffrey D. Thomas	Director	March 4,2011
Jeffrey D. Thomas

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-24547	5/7/2007	3.1
3.2	Amended and Restated Bylaws	S-1/A	333-143093	7/16/2007	3.2
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	S-1/A	333-143093	7/16/2007	3.3
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate	S-1/A	333-56545	7/17/1998	4.3
10.1*	Form of Indemnity Agreement with each of our directors and executive officers	S-1	333-56545	6/10/1998	10.1
10.2*	1999 Equity Incentive Plan, as amended	—	—	—	—	X
10.3*	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Incentive Plan	10-K	000-24547	3/14/2006	10.3
10.4*	Forms of Stock Option Grant Notice, Stock Option Agreement and Stock Bonus Agreement under the Incentive Plan	10-Q	00-24547	8/14/2003	10.3
10.5(9)*	1999 Non-Employee Directors’ Stock Option Plan, as amended	10-K	000-24547	4/15/2005	10.4
10.6*	1999 Employee Stock Purchase Plan, as amended	10-Q	000-24547	8/14/2003	10.6
10.7*	Form of 1999 Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan	10-K	000-24547	3/3/2010	10.7
10.8*	Milestone Equity Incentive Plan	10-Q	000-24547	5/14/2004	10.29
10.9*	2002 CEO Option Plan	8-K	000-24547	6/7/2002	99.2
10.10*	Employment Agreement dated as of May 31, 2002 by and between Scientific Learning Corporation and Robert C. Bowen	8-K	000-24547	6/7/2002	99.1
10.11*	Letter Agreement dated January 2004 by and between the Registrant and Robert C. Bowen amending the Employment Agreement	10-Q	000-24547	5/14/2004	10.28
10.12*	Amendment to Employment Agreement with Robert C. Bowen made as of January 1, 2009.	8-K	000-24547	12/7/2007	10.2
10.13*	Amendment No. 2 to Employment Agreement with Robert C. Bowen	8-K	000-24547	1/2/2009	10.2
10.14*	Retirement Agreement by and between Scientific Learning Corporation and Robert C. Bowen, effective as of January 1, 2010	10-K	000-24547	3/3/2010	10.14

Exhibit Number	Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.15*	Independent Contractor Agreement by and between Scientific Learning Corporation and Robert C. Bowen, effective as of January 1, 2010	10-K	000-24547	3/3/2010	10.15
10.16*	Offer of Employment Letter Agreement with D. Andrew Myers	8-K	000-24547	12/7/2007	10.1
10.17*	Letter Agreement with D. Andrew Myers amending the terms of his employment, dated December 15, 2008	8-K	000-24547	1/2/2009	10.1
10.18*	Independent Contractor Agreement dated April l7, 2003 between the Registrant and Paula A. Tallal and Project Assignment thereunder dated December 17, 2004	8-K	000-24547	12/20/2004	99.1
10.19*	Independent Contractor Project Assignment between the Registrant and Paula A. Tallal effective January 1, 2010	10-K	000-24547	3/3/2010	10.19
10.20*	Independent Contractor Project Assignment between the Registrant and Paula A. Tallal effective January 1, 2011	—	—	—	—	X
10.21*	Independent Contractor Agreement dated July 25, 2007 between the Registrant and Michael A. Moses	8-K	000-24547	7/26/2007	10.2
10.22*	Independent Contractor Project Assignment between the Registrant and Michael A. Moses effective January 1, 2010	10-K	000-24547	3/3/2010	10.21
10.23*	Independent Contractor Project Assignment between the Registrant and Michael A. Moses effective January 1, 2011	—	—	—	—	X
10.24*	2009 Management Incentive Plan	8-K	000-24547	2/23/2009	10.1
10.25*	2010 Management Incentive Plan	8-K	000-24547	2/11/2010	10.1
10.26*	2011 Management Incentive Plan	8-K	000-24547	2/24/2011	10.1
10.27*	Letter Agreement related to Salary Deferral Plan	8-K	000-24547	8/1/2008	10.1
10.28*	Change of Control Benefit Plan.	8-K	000-24547	5/21/2010	10.1
10.29	Loan and Security Agreement dated as of January 15, 2004 by and between the Registrant and Comerica Bank	8-K	000-24547	2/5/2004	99.1
10.30	First Amendment to Loan and Security Agreement, dated as of September 29, 2004, by and between Comerica Bank and the Registrant, amending the Loan and Security Agreement	10-K	000-24547	4/15/2005	10.30
10.31	Second Amendment to Loan and Security Agreement, dated as of December 2, 2005, by and between Comerica Bank and the Registrant, amending the Loan and Security Agreement	10-K	000-24547	3/14/2006	10.19

Exhibit Number	Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.32	Third Amendment to Loan and Security Agreement, dated as of September 5, 2006, by and between Comerica Bank and the Registrant, amending the Loan and Security Agreement	10-K	000-24547	3/8/2007	10.20
10.33	Fourth Amendment to Loan and Security Agreement, dated as of June 5, 2007, by and between Comerica Bank and the Registrant, amending the Loan and Security Agreement	S-1/A	333-143093	7/16/2007	10.22
10.34	Fifth Amendment to Loan and Security Agreement, dated as of June 30, 2008, by and between Comerica Bank and the Registrant, amending the Loan and Security Agreement	10-Q	000-24547	8/6/2008	10.2
10.35	Sixth Amendment to Loan and Security Agreement, dated as of January 30, 2009, by and between Comerica Bank and the Registrant, amending the Loan and Security Agreement	8-K	000-24547	4/30/2009	10.1
10.36	Bilateral Extension Letter relating to Loan and Security Agreement, dated as of December 31, 2009, by and between Comerica Bank and the Registrant.	10-K	000-24547	3/3/2010	10.33
10.37†	Seventh Amendment to Loan and Security Agreement, dated as of February June 30, 2008, by and between Comerica Bank and the Registrant, including Prime Referenced Rate Addendum to Loan and Security Agreement, amending the Loan and Security Agreement	10-K	000-24547	3/3/2010	10.34
10.38	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California	S-1	333-56545	6/10/1998	10.13
10.39	Amendment No. 3 to Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California, amending the agreement	10-Q	000-24547	11/14/2003	10.36
10.40	Amendment No. 4 to Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California, amending the agreement	10-K	000-24547	3/8/2007	10.23
10.41	Amendment No. 5 to License Agreement of September 27, 1996 between the Regents of the University of California and Registrant, effective as of July 1, 2010	10-Q	000-24547	8/13/2010	10.2

Exhibit Number	Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.42	Lease, dated as of October 1, 2003, with Rotunda Partners II	10-Q	000-24547	11/14/2003	10.37
10.43	First Amendment to Lease dated February 2008, between TriPointe Tucson, LLC and the Company	10-Q	000-24547	5/9/2008	10.3
10.44	Commercial Lease, dated February 26, 2008, between Clematis, LLC and the Company	10-Q	000-24547	5/9/2008	10.4
10.45	Technology Transfer Agreement dated as of September 30, 2003 by and between the Registrant and Neuroscience Solutions Corporation (now renamed Posit Science Corporation) or “NSC”	8-K	000-24547	10/1/2003	99.1
10.46	SLC License Agreement dated as of September 30, 2003 by and between the Registrant and NSC	8-K	000-24547	10/1/2003	99.2
10.47	NSC License Agreement dated as of September 30, 2003 by and between NSC and the Registrant	8-K	000-24547	10/1/2003	99.3
10.48	Amendment No. 1 to SLC License Agreement between Posit Science Corporation and Registrant, effective as of July 1, 2010	10-Q	000-24547	8/13/2010	10.3
10.49	Consent of UC Regents to Amendment No. 1 to SLC License Agreement, dated June 25, 2010	10-Q	000-24547	8/13/2010	10.4
10.50	Amendment No. 2 to SLC License Agreement between Posit Science Corporation and Registrant, effective as of July 1, 2010	10-Q	000-24547	8/13/2010	10.5
10.51	Asset Purchase Agreement between Registrant and JTT Holdings, Inc., d/b/a/ Soliloquy Learning dated December 18, 2007	8-K	000-24547	12/21/2007	2.1
23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
31.1	Certification of Chief Executive Officer (Section 302)	—	—	—	—	X
31.2	Certification of Chief Financial Officer (Section 302)	—	—	—	—	X
32.1	Certification of Chief Executive Officer (Section 906)	—	—	—	—	X
32.2	Certification of Chief Financial Officer (Section 906)	—	—	—	—	X
________________________
†	Certain portions of this exhibit have been omitted based upon confidential treatment granted by the Securities and Exchange Commission for portions of the referenced exhibit.
*	Management contract or compensatory plan or arrangement.