Form 10-Q
period 2011-03-31
SCIENTIFIC LEARNING CORP
filed 2011-05-03
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO           .
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes: ☒ No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes: ☒ No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐   Non-accelerated filer ☐
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of April 28, 2011, there were 18,783,746 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
SCIENTIFIC LEARNING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$3,387	$5,415
Short-term investments	9,005	9,631
Accounts receivable, net of allowance for doubtful accounts of $170 and $76, respectively	3,342	5,053
Prepaid expenses and other current assets	2,083	2,206

Total current assets	17,817	22,305

Property and equipment, net	2,546	2,497
Goodwill	4,568	4,568
Other intangible assets, net	907	1,034
Other assets	1,328	1,399

Total assets	$27,166	$31,803

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$514	$543
Accrued liabilities	3,527	4,198
Deferred revenue	14,364	16,388

Total current liabilities	18,405	21,129

Deferred revenue, long-term	5,533	5,483
Other liabilities	827	857

Total liabilities	24,765	27,469

Commitments and contingencies (See Note 9 to the condensed consolidated financial statements)

Stockholders’ equity:
Common stock $0.01 par value: 40,000,000 authorized, 18,772,108 and 18,702,044 shares issued and outstanding, respectively, and additional paid in capital	89,711	89,277
Accumulated deficit	(87,306)	(84,943)
Accumulated other comprehensive loss	(4)	—

Total stockholders’ equity	2,401	4,334

Total liabilities and stockholders’ equity	$27,166	$31,803

See accompanying notes to unaudited condensed consolidated financial statements.

SCIENTIFIC LEARNING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2011	2010
Revenues:
Products	$5,477	$5,502
Service and support	4,958	5,563

Total revenues	10,435	11,065

Cost of revenues:
Cost of products	315	519
Cost of service and support	2,293	2,434

Total cost of revenues	2,608	2,953

Gross profit	7,827	8,112

Operating expenses:
Sales and marketing	4,916	5,950
Research and development	2,904	1,968
General and administrative	2,343	2,063

Total operating expenses	10,163	9,981

Operating loss	(2,336)	(1,869)

Interest and other income, net	12	16

Loss before income tax	(2,324)	(1,853)
Provision for income taxes	39	46

Net loss	$(2,363)	$(1,899)

Net loss per share:
Basic net loss per share	$(0.13)	$(0.10)
Diluted net loss per share	$(0.13)	$(0.10)

Weighted average share used in computation of per share data:
Basic weighted average shares outstanding	18,749	18,338
Diluted weighted average shares outstanding	18,749	18,338

See accompanying notes to unaudited condensed consolidated financial statements.

SCIENTIFIC LEARNING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2011	2010
Operating Activities:
Net loss	$(2,363)	$(1,899)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	475	622
Stock-based compensation	456	479
Changes in operating assets and liabilities:
Accounts receivable	1,711	2,972
Prepaid expenses and other current assets	124	(180)
Other assets	46	(21)
Accounts payable	(29)	(355)
Accrued liabilities	(671)	(3,733)
Deferred revenue	(1,974)	(1,708)
Other liabilities	(30)	50

Net cash used in operating activities	(2,255)	(3,773)

Investing Activities:
Purchases of property and equipment, net	(372)	(642)
Purchases of short-term investments	(2,379)	(8,112)
Sales and maturities of short-term investments	3,000	—

Net cash provided by (used in) investing activities	249	(8,754)

Financing Activities:
Proceeds from issuance of common stock	4	129
Net settlement of common stock	(26)	—

Net cash provided by (used in) financing activities	(22)	129

Decrease in cash and cash equivalents	(2,208)	(12,398)

Cash and cash equivalents at beginning of period	5,415	20,679

Cash and cash equivalents at end of period	$3,387	$8,281

Supplemental disclosure of cash flow information
Cash paid for income taxes	$25	$68

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Description of Business

Scientific Learning Corporation, together with its subsidiaries (collectively, the “Company”) develops, distributes and licenses technology that accelerates learning by applying proven research on how the brain learns.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Shanghai Zhiyong Information Technology Co., Ltd. and Scientific Learning Puerto Rico, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Information

The interim consolidated financial information as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 is unaudited, and includes all necessary adjustments, which consisted only of normal recurring adjustments for a fair presentation of the Company’s financial position at such dates and the Company’s results of operations and cash flows for those periods. The balance sheet as of December 31, 2010 has been derived from audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In addition, the results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2011, or for any other period.

These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto and Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.

Software and Web Site Development Costs

Software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. In the three months ended March 31, 2011 and 2010, the Company did not capitalize any software development costs. The Company amortizes these costs to cost of product revenues over the estimated useful life of the software, which is three years. The Company recorded amortization expense of $25,000 and $82,000 in the three months ended March 31, 2011 and 2010, respectively.

The Company also capitalizes web site application, infrastructure development and content development costs where a website or software is developed for its internal needs and the Company does not plan to market the software externally. The Company capitalized approximately $0.3 million and $14,000 of software and website development costs in the three months ended March 31, 2011 and 2010, respectively. The Company recorded amortization expense of $29,000 and $0.2 million in the three months ended March 31, 2011 and 2010, respectively.

Net Loss Per Share

The Company uses the treasury stock method to reflect the potential dilutive effect of common stock equivalents, including options and restricted stock units. Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution of securities by adding common stock equivalents to the weighted-average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities of 0.7 million and 1.0 million have been excluded from the computation of diluted net loss per share in the three months ended March 31, 2011 and 2010, respectively, as their effect is antidilutive.

Recent Accounting Pronouncements

There are no material changes from the pronouncements disclosed in Part II, Item 8 — “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2010.

2. Fair Value Measurements

The Company generally invests its excess cash in investment grade short-term fixed income securities and money market funds. The portion in cash and cash equivalents represents highly liquid instruments with insignificant interest rate risk and original maturities of three months or less. Short-term investments are classified as available for sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component stockholders’ equity. There was an unrealized loss of $4,000 related to agency bonds as of March 31, 2011. There were no unrealized gains and losses as of March 31, 2010. The Company had no realized gains or losses on short-term investments in the three months ended March 31, 2011 and 2010.

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

Cash equivalents consist of money market instruments that have original maturities of 90 days or less. These instruments are classified in Level 1 of the fair value hierarchy. The Company also invests in federal agency and corporate bonds with an original maturity date of greater than 90 days that are classified as short-term investments. These instruments are classified within Level 2 of the fair value hierarchy. The Company has no Level 3 financial assets.

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

The following is a summary of the fair value of the major categories of financial instruments held by the Company (in thousands):

	March 31, 2011	December 31, 2010
Money market accounts	$865	$3,500
Commercial paper	1,499	500
Agency bonds	7,451	8,629
Other fixed income securities	930	502

Total	$10,745	$13,131

The following is a summary of the Company’s financial assets that are accounted for at fair value on a recurring basis by level in accordance with the fair value hierarchy described above (in thousands):

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Money market accounts	$865	$—	$—	$865
Commercial paper	—	1,499	—	1,499
Agency bonds	—	7,451	—	7,451
Other fixed income securities	—	930	—	930

Total assets	$865	$9,880	$—	$10,745

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Money market accounts	$3,500	$—	$—	$3,500
Commercial paper	—	500	—	500
Agency bonds	—	8,629	—	8,629
Other fixed income securities	—	502	—	502

Total assets	$3,500	$9,631	$—	$13,131

The fair value of short-term investments with contractual maturities is as follows at March 31, 2011 (in thousands):

Due in less than one year	$8,505
Due in more than one year	500

Total	$9,005

The Company has the ability, if necessary, to liquidate any of its investments in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term in the accompanying condensed consolidated balance sheets.

3. Share-Based Compensation

The Company granted 47,500 stock options and 58,328 restricted stock units during the three months ended March 31, 2011. The Company granted 92,500 stock options and 42,939 restricted stock units during the three months ended March 31, 2010.

The fair value of each option award is estimated on the date of grant using a Black-Scholes Merton option pricing model with subjective assumptions, including expected stock price volatility, the estimated life of each award and estimated pre-vesting forfeitures noted in the table below.

Expected volatility – Based on the historical prices of common stock over the expected life of each option.

Expected life – Based on the history of option exercise and cancellation activity of the options

Risk-free interest rate – Based on the U.S. Treasury yield curve in effect at the time of grants for periods corresponding with the expected life of the options.

Dividend yield – As the Company has not paid, nor does it currently plan to pay, dividends in the future, the assumed dividend yield is zero.

The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Three months ended March 31,
	2011	2010
Expected life (in years)	5.5	5.5
Risk-free interest rate	2.3%	2.9%
Dividend yield	0.0%	0.0%
Expected volatility	62%	63%

4. Comprehensive Loss

Total comprehensive loss was as follows (in thousands):

	Three Months ended March 31,
	2011	2010
Net loss	$(2,363)	$(1,899)
Unrealized loss on available-for-sale securities	(4)	(9)

Total comprehensive loss	$(2,367)	$(1,908)

5. Warranties and Indemnification

The Company generally provides a warranty that the Company’s software products substantially operate as described in the manuals and guides that accompany the software for a period of 90 days. The warranty does not apply in the event of misuse, accident, and certain other circumstances. To date, the Company has not incurred any material costs associated with these warranties and has no accrual for such items at March 31, 2011.

From time to time, the Company enters into contracts that require the Company, upon the occurrence of certain contingencies, to indemnify parties against third party claims. These contingent obligations primarily relate to (i) claims against the Company’s customers for violation of third party intellectual property rights caused by the Company’s products; (ii) claims resulting from personal injury or property damage resulting from the Company’s activities or products; (iii) claims by the Company’s office lessor arising out of the use of the premises; and (iv) agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their activities on behalf of the Company. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations as of March 31, 2011.

6. Bank Line of Credit

On February 28, 2010, the Company amended its existing revolving line of credit agreement with Comerica Bank. The maximum that can be borrowed under the agreement is $7.5 million. The line expires on December 31, 2011.

Borrowing under the line of credit bears interest at a “daily adjusting LIBOR rate”. Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and, as amended, financial covenants requiring the Company to maintain a minimum adjusted quick ratio of 1.15 and positive net worth. The agreement includes a letter of credit sublimit not to exceed $1.0 million. At March 31, 2011, the Company had an outstanding letter of credit for $206,000. There were no borrowings outstanding on the line of credit at March 31, 2011, and the Company was in compliance with all its covenants.

7. Provision for Income Taxes

In the three months ending March 31, 2011 and 2010 the Company recorded income tax expense of $39,000 and $46,000, respectively. The tax expense for the three months ended March 31, 2011 and 2010 consists primarily of deferred tax expense relating to the amortization of acquired goodwill and state tax expense.

The Company has established and continues to maintain a full valuation allowance against its deferred tax assets as the Company does not believe that realization of those assets is more likely than not.

At March 31, 2011, the Company has unrecognized tax benefits of approximately $2.4 million. The Company has approximately $14,000 of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company does not believe there will be any material changes in the unrecognized tax positions over the next twelve months. Interest and penalty costs related to unrecognized tax benefits are insignificant and classified as a component of “Income Tax Expense” in the accompanying statement of operations.

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

8. Inventories

Inventories of $0.3 million at March 31, 2011 and December 31, 2010 are included in “Prepaid expenses and other current assets” and consist entirely of finished goods.

9. Commitments and Contingencies

The Company leases office space and equipment under noncancelable operating leases with various expiration dates.
The Company also makes royalty payments to the institutions who participated in the original research that produced its initial products. The Company’s minimum royalty payments are $150,000 per year through December 31, 2014.

As of March 31, 2011, the Company’s future minimum lease payments and future payments under its royalty agreements are as follows (in thousands):

	Remaining 2011	2012	2013	2014	2015 and thereafter	Total
Contractual Obligations:
Operating lease obligations (net of sublease income)	$915	$1,274	$1,242	$-	$-	$3,431
Minimum royalty obligations	-	150	150	150	-	450

Total	$915	$1,424	$1,392	$150	$-	$3,881

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This report contains forward-looking statements. Forward-looking statements are not historical facts but rather are based on current expectations about our business and industry, as well as our beliefs and assumptions. Words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” and variations and negatives of these words and similar expressions are used to identify forward-looking statements. Statements regarding our expectations for our future business results and financial position, our business strategies and objectives, and trends in our market are forward-looking statements. Forward-looking statements are not guarantees of future performance or events, and are subject to risks, uncertainties and other factors, many of which are beyond our control and some of which we may not even be presently aware. As a result, our future results and other future events or trends may differ materially from those anticipated in our forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, the risks and uncertainties discussed in this Management’s Discussion and in the Risk Factors section of our most recent Report on Form 10-K. We also refer you to the risk factors that are or may be discussed from time to time in our public announcements and filings with the SEC, including our future Forms 8-K, 10-Q and 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

Overview

We develop, distribute and license technology that accelerates learning by applying proven research on how the brain learns. Based on more than thirty years of neuroscience and cognitive research, our family of products improves brain fitness with technology-based exercises that build the cognitive skills required to read and learn effectively. Extensive outcomes research by independent researchers, our founding scientists, school districts and our company demonstrates the rapid and lasting gains achieved through participation in our products. Our products are marketed primarily to K-12 schools in the U.S., to whom we sell through a direct sales force. To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support. Since our inception, learners have used our products nearly three million times and over 7,000 schools have purchased at least $10,000 of our product licenses and services. As of March 31, 2011, we had approximately 214 full-time equivalent employees, compared to 210 at March 31, 2010.

Business Highlights

We market our Fast ForWord and Reading Assistant products primarily as a reading intervention solution for struggling and special education students and English Language Learners. According to the U.S. Department of Education, in 2009, 67% of fourth graders in the United States were not “proficient” in reading and 33% performed below the “basic” level. Between 2007 and 2009, there was no change in average 4th grade reading scores. While our installed base is growing, the over 7,000 schools that have purchased at least $10,000 of our product licenses and services represent a small fraction of the approximately 117,000 K-12 schools in the U.S.

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

In the first quarter of 2011, many school districts continued to struggle with current and anticipated budget shortfalls. In February 2010, the Center on Budget and Policy Priorities estimated that for the current fiscal year, which began July 2010, 46 states had budget shortfalls totaling $130 billion, or 20% of budgets in those states. Continued state and local budget pressures, uncertainty about future education policies, and an increasing trend toward using federal funds wherever possible to save teacher jobs and core programs rather than on supplemental programs focused on struggling learners resulted in a difficult K-12 market. We expect these trends to continue and to pose challenges to selling our products. However, schools have only until September 2011 to spend remaining stimulus funds from the American Recovery and Reinvestment Act of 2009, and we are very focused on pursuing that funding. In addition, we are hopeful that the first quarter release of SciLEARN Enterprise and subsequent platform upgrades expected to be released during 2011 will help us close more large transactions than in 2010.

Company Highlights

Our total revenue decreased by 6% during the three months ended March 31, 2011 as compared to 2010. Despite the challenges associated with the current environment, we experienced a 1% increase in booked sales in the first quarter of 2011 as compared to the same period in 2010. (Booked sales is a non generally accepted accounting principles (“GAAP”) financial measure. For more explanation on booked sales, see Revenues below.) This increase is due primarily to significant growth in our Direct-to-Consumer and Virtual School businesses and non-recurring revenue associated with an OEM contract related to the Reading Assistant product. However, K-12 booked sales decreased by 7% during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

In the three months ended March 31, 2011, we closed two transactions in excess of $0.5 million totaling $2.0 million compared to two such transactions totaling $1.3 million in the three months ended March 31, 2010. Non-school booked sales, including private practice, international, direct to consumer, virtual schools and OEM customers, increased by 79% or $0.6 million during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Operating expenses increased by 2% during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Consolidated Results of Operations

Revenues

The following table sets forth information relating to our revenues (dollar amounts in thousands):

	Three Months Ended March 31,
	2011	2010	% Change
Products	$5,477	$5,502	(0.5)%
Service and support	4,958	5,563	(10.9)%

Total revenues	$10,435	$11,065	(5.7)%

For the three months ended March 31, 2011, product revenue was roughly unchanged from the three months ended March 31, 2010.  Service and support revenue decreased by 11% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to fewer implementations and lower deferred revenue recognized from 2010 booked sales.

We believe that recurring revenue is an important measure of our operating performance. In the three months ended March 31, 2011, the recurring portion of our revenue stream increased 2.0% to $3.0 million from the three months ended March 31, 2010. The following table sets forth information relating to our recurring revenues (dollar amounts in thousands):

	Three Months Ended March 31,
	2011	2010	% Change
Products
Recurring1	$369	$259	42.5%
Non-recurring	5,108	5,243	(2.6)%

Total products	5,477	5,502	(0.5)%

Service and support
Recurring1	2,634	2,709	(2.8)%
Non-recurring	2,324	2,854	(18.6)%

Total service and support	4,958	5,563	(10.9)%

Total revenues	$10,435	$11,065	(5.7)%

Recurring revenue and a % of total revenue	28.8%	26.8%
Non-recurring revenue as a % of total revenue	71.2%	73.2%

1We derive recurring product revenue from subscription fees paid by U.S. and international customers to access our applications. Recurring service and support revenue consists of support and maintenance for our software products and fees paid to access our web-delivered reporting tools, Progress Tracker and Reading Progress Indicator.

Historically, our non-recurring revenue has resulted primarily from sales of perpetual licenses to on-premise software, and much of our revenue has resulted from relatively large transactions. In the first quarter of 2011, we released the first version of our new SciLEARN platform, SciLEARN Enterprise, an on-premise solution that permits large customers to host our solutions on-premise and deploy from their own central server out to multiple school sites. In the second quarter of 2011, we plan to release the second version of our SciLEARN platform, SciLEARN On-Demand , which will give our customers the option to access our solutions online, via the SciLEARN platform hosted by us. We expect that the SciLEARN On-Demand platform will increase the proportion of our revenue that is recurring. Over time, we expect that SciLEARN On-Demand, together with new per student pricing options we are introducing in the second quarter and changes in our business model, will increase our volume of smaller transactions, shorten sales cycles, and increase our ability to drive predictable, recurring revenue.

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

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the three months ended March 31, 2011 and 2010 (dollar amounts in thousands):

	Three Months Ended March 31,
	2011	2010	% Change
Total deferred revenue beginning of period	$21,871	$22,230	(1.6)%
Booked sales	8,083	8,025	0.7%
Less: revenue recognized	10,435	11,065	(5.7)%
Other adjustments	378	1,332	(71.6)%

Total deferred revenue end of period	$19,897	$20,522	(3.0)%

Booked sales in the K-12 sector decreased by 7% to $6.7 million in the three months ended March 31, 2011 compared to $7.3 million in the three months ended March 31, 2010. As described above, state budget pressures continue to cause many school districts to struggle to maintain their core functions. Booked sales to the K-12 sector for the three months ended March 31, 2011 and in the three months ended March 31, 2010 were 83% and 91%, respectively, of total booked sales. “Other adjustments” in the three months ended March 31, 2011and 2010 consists primarily of the recognition of deferred revenue and the related receivable for 2010 booked sales with Free-On-Board (“FOB”) destination delivery terms that were not delivered until 2011.

We believe large booked sales, which we define as transactions totaling more than $0.5 million, are an important indicator of mainstream education industry acceptance and an important factor in reaching our goal of increasing sales force productivity. In the three months ended March 31, 2011and 2010, we closed two transactions in excess of $0.5 million. We believe for 2011, large deals will continue to drive our core K-12 business. Over time as our model shifts, we expect to become less dependent on large deals, and our new on-demand version of the SciLEARN platform should enable us to significantly increase the number of smaller, more predictable transactions and recurring revenue.

In the three months ended March 31, 2011 and 2010, budget shortfalls of our customers and potential customers made it especially difficult to close large deals in our pipeline. For the three months ended March 31, 2011 and 2010, 25% and 16%, respectively, of our booked sales arose from transactions over $0.5 million. Large booked sales include volume and negotiated discounts but the percentage discount applicable to any given transaction will vary and the relative percentage of large booked sales and smaller booked sales in a given quarter may fluctuate. Because we discount product license fees but do not discount service and support fees, product booked sales and revenue are disproportionately affected by discounting. We cannot predict the size and number of large transactions in the future.

Booked sales to non-school customers increased by 79% to $1.3 million in the three months ended March 31, 2011 as compared to $0.8 million in the three months ended March 31, 2010. This increase reflects higher sales to consumers and virtual schools, as well as a non-recurring revenue of $0.7 million associated with an OEM contract related to the Reading Assistant product.

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

Gross Profit and Cost of Revenues

The following table sets forth information relating to our gross profit (dollar amounts in thousands):

	Three Months Ended March 31,
	2011	2010	% Change
Gross profit on products	$5,162	$4,983	3.6%
Gross profit on service and support	2,665	3,129	(14.8)%

Total gross profit	$7,827	$8,112	(3.5)%

Gross profit margin on products	94%	91%	3.0%
Gross profit margin on service and support	54%	56%	(2.0)%
Total gross profit margin	75%	73%	2.0%

The overall gross profit margin increased by 2% in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to increases in the proportion of higher margin product revenue and decreased product costs. Product revenues made up 52% of total revenues in the three months ended March 31, 2011, compared to 50% in the three months ended March 31, 2010.

Operating Expenses

The following table sets forth information relating to our expenses (dollar amounts in thousands):

	Three Months Ended March 31,
	2011	2010	% Change
Sales and marketing	$4,916	$5,950	(17.4)%
Research and development	2,904	1,968	47.6%
General and administrative	2,343	2,063	13.6%

Total operating expenses	$10,163	$9,981	1.8%

Sales and Marketing Expenses: Sales and marketing expenses consist principally of salaries and incentive compensation paid to employees engaged in sales and marketing activities, travel costs, tradeshows, conferences, and marketing and promotional materials. The $1.0 million decrease in sales and marketing expenses in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 is primarily due to the decrease in headcount and related travel of employees due to the re-organization of our sales force in 2010, which reduced the number of sales directors and field account managers and added to our inside sales organization. At March 31, 2011 we had 49 quota-bearing sales personnel compared to 51 at March 31, 2010.

Research and Development Expenses: Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs. Research and development expenses increased $1.0 million in the first quarter of 2011 compared to the same quarter in 2010. During the first quarter of 2011, we continued to make critical investments in product development which resulted in increased headcount of ten employees and an increase of $0.3 million in consulting expenses from the three months ended March 31, 2010. We also continued ramping-up our new development office in Shanghai, China.

General and Administrative Expenses: General and administrative expenses principally consist of salaries and compensation paid to our executives, accounting staff and other support personnel, as well as travel expenses for these employees, and outside legal and accounting fees. The $0.3 million increase in general and administrative expenses in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 is primarily due to increased investment in systems and personnel to support back-office operations and allow on-demand access to our products.

Provision for Income Taxes

In the three months ending March 31, 2011 and 2010, we recorded income tax expense of $39,000 and $46,000. The tax expense for the three months ended March 31, 2011 and 2010 consists primarily of deferred tax expense relating to the amortization of acquired goodwill and state tax expense.

The Company has established and continues to maintain a full valuation allowance against its deferred tax assets as the Company does not believe that realization of those assets is more likely than not. There was no change in our valuation allowance for the three months ended March 31, 2011.

The difference between the statutory tax rate and our effective tax rate of (1.7)% and (1.5%) for the three months ending March 31, 2011and 2010, respectively, is attributable to the current period benefit that is not expected to be realized during the year or recognized as a deferred tax asset at year end.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments were $12.4 million at March 31, 2011, compared to $15.0 million at December 31, 2010.

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

On February 28, 2010, we amended our existing revolving line of credit agreement with Comerica Bank. The maximum that can be borrowed under the agreement is $7.5 million. The line expires on December 31, 2011. Borrowing under the line of credit bears interest at a “daily adjusting LIBOR rate.” Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and, as amended, financial covenants requiring us to maintain a minimum adjusted quick ratio of 1.15 and positive net worth. The agreement includes a letter of credit sublimit not to exceed $1.0 million. At March 31, 2011, we had an outstanding letter of credit for $206,000. There were no borrowings outstanding on the line of credit at March 31, 2011, and we were in compliance with all our covenants.

Net cash used in operating activities for the three months ended March 31, 2011 was $2.3 million versus cash used of $3.8 million during the three months ended March 31, 2010.The decrease of cash used in operating activities was primarily the result of decreased annual bonus payments to employees and cash received from a large deal offset in part by our increased net loss.

Net cash provided by investing activities for the three months ended March 31, 2011 was $0.2 million, a $9.0 million increase from the same period in 2010. In the first quarter of 2010, we invested $10.0 million of cash in short term-investments. A similar investment did not occur in 2011.

Financing activities for the three months ended March 31, 2011 and 2010 generated zero and $0.1 million, respectively, from proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations and Commitments

There have been no material changes during the period covered by this report, outside of the ordinary course of our business, to the contractual obligations specified in the table disclosed in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” of our Annual Report on Form 10-K for the year ended December 31, 2010.

Application of Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles GAAP. These accounting principles require us to make certain estimates, assumptions and judgments. We believe that the estimates, assumptions and judgments upon which we rely are reasonable based upon information available to us at the time. The estimates, assumptions and judgments that we make can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates and actual results, our consolidated financial statements would be affected.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price. Our exposure to market risk is related to our short-term investments in federal agency and corporate bonds at March 31, 2011 and 2010.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended March 31, 2011 and 2010, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income or the fair value of our marketable securities.

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

As required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, and concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and reserved)

Item 5. Other Information

None

Item 6. Exhibits

Refer to the Exhibit Index for a list of the exhibits being filed or furnished with or incorporated by reference into this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 2, 2011

Scientific Learning Corporation
(Registrant)

/s/ Robert E. Feller

Robert E. Feller
Chief Financial Officer

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