Form 10-Q
period 2011-06-30
SCIENTIFIC LEARNING CORP
filed 2011-08-12
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of August 9, 2011, there were 18,879,604 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SCIENTIFIC LEARNING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,885	$5,415
Short-term investments	6,748	9,631
Accounts receivable, net of allowance for doubtful accounts of $92 and $76, respectively	6,107	5,053
Prepaid expenses and other current assets	1,793	2,206
Total current assets	16,533	22,305

Property and equipment, net	3,379	2,497
Goodwill	4,568	4,568
Other intangible assets, net	778	1,034
Other assets	1,331	1,399
Total assets	$26,589	$31,803

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$507	$543
Accrued liabilities	3,815	4,198
Deferred revenue	12,397	16,388
Total current liabilities	16,719	21,129
Deferred revenue, long-term	5,367	5,483
Other liabilities	833	857
Total liabilities	22,919	27,469

Commitments and contingencies (See Note 9 to the condensed consolidated financial statements)

Stockholders’ equity:
Common stock $0.01 par value: 40,000,000 authorized, 18,879,604 and 18,702,044 shares issued and outstanding, respectively, and additional paid in capital	90,096	89,277
Accumulated deficit	(86,421)	(84,943)
Accumulated other comprehensive loss	(5)	—
Total stockholders’ equity	3,670	4,334
Total liabilities and stockholders’ equity	$26,589	$31,803

See accompanying notes to unaudited condensed consolidated financial statements.

SCIENTIFIC LEARNING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Products	$7,164	$7,223	$12,641	$12,725
Service and support	5,233	5,084	10,191	10,647
Total revenues	12,397	12,307	22,832	23,372

Cost of revenues:
Cost of products	331	562	646	1,081
Cost of service and support	2,037	2,292	4,330	4,726
Total cost of revenues	2,368	2,854	4,976	5,807

Gross profit	10,029	9,453	17,856	17,565

Operating expenses:
Sales and marketing	4,477	5,851	9,393	11,801
Research and development	2,550	1,895	5,454	3,863
General and administrative	2,078	2,460	4,421	4,523
Total operating expenses	9,105	10,206	19,268	20,187

Operating income (loss)	924	(753)	(1,412)	(2,622)

Interest and other income, net	3	18	15	35
Income (loss) before provision for income taxes	927	(735)	(1,397)	(2,587)
Provision for income taxes	43	46	82	92
Net income (loss)	$884	$(781)	$(1,479)	$(2,679)

Net income (loss) per share:
Basic net income (loss) per share	$0.05	$(0.04)	$(0.08)	$(0.15)
Diluted net income (loss) per share	$0.05	$(0.04)	$(0.08)	$(0.15)

Weighted average shares used in computation of per share data:
Basic weighted average shares outstanding	18,812	18,453	18,770	18,397
Diluted weighted average shares outstanding	19,485	18,453	18,770	18,397

See accompanying notes to unaudited condensed consolidated financial statements.

SCIENTIFIC LEARNING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2011	2010
Operating Activities:
Net loss	$(1,479)	$(2,679)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	915	1,269
Stock-based compensation	740	818
Changes in operating assets and liabilities:
Accounts receivable	(1,054)	(386)
Prepaid expenses and other current assets	376	252
Other assets	19	(195)
Accounts payable	(36)	(175)
Accrued liabilities	(383)	(2,983)
Deferred revenue	(4,107)	(1,677)
Other liabilities	(24)	97
Net cash used in operating activities	(5,033)	(5,659)

Investing Activities:
Purchases of property and equipment, net	(1,492)	(815)
Purchases of short-term investments	(3,584)	(8,941)
Maturities of short-term investments	6,500	500
Net cash provided by (used in) investing activities	1,424	(9,256)

Financing Activities:
Proceeds from issuance of common stock	178	348
Net settlement of common stock	(99)	—
Net cash provided by financing activities	79	348

Decrease in cash and cash equivalents	(3,530)	(14,567)

Cash and cash equivalents at beginning of period	5,415	20,679

Cash and cash equivalents at end of period	$1,885	$6,112

Supplemental disclosure of cash flow information
Cash paid for income taxes	$25	$125

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

Interim Financial Information

The interim consolidated financial information as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 is unaudited, and includes all necessary adjustments, which consisted only of normal recurring adjustments for a fair presentation of the Company’s financial position at such dates and the Company’s results of operations and cash flows for those periods. The balance sheet as of December 31, 2010 has been derived from audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In addition, the results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2011, or for any other period.

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

Software and Web Site Development Costs

Software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. In the three and six months ended June 30, 2011 and 2010, the Company did not capitalize any software development costs. The Company amortizes these costs to cost of product revenues over the estimated useful life of the software, which is three years. The Company recorded amortization expense of $24,000 and $49,000 in the three and six months ended June 30, 2011, respectively. The Company recorded amortization expense of $82,000 and $164,000 in the three and six months ended June 30, 2010, respectively.

The Company also capitalizes web site application, infrastructure development and content development costs where a website or software is developed for its internal needs and the Company does not plan to market the software externally. The Company capitalized approximately $0.4 million and $0.7 million of software and website development costs in the three and six months ended June 30, 2011, respectively. The Company capitalized approximately $0.1 million and $0.2 million of software and website development costs in the three and six months ended June 30, 2010, respectively. The Company recorded amortization expense of $0.1 million and $0.2 million in the three and six months ended June 30, 2011, respectively. The Company recorded amortization expense of $20,000 and $23,000 in the three and six months ended June 30, 2010, respectively.

Net Income (Loss) Per Share

The Company uses the treasury stock method to reflect the potential dilutive effect of common stock equivalents, including options and restricted stock units. Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution of securities by adding common stock equivalents to the weighted-average number of common shares outstanding during the period, if dilutive.  The anti-dilutive securities totaled 1.2 million and 1.9 million for the three and six months ended June 30, 2011, respectively. The anti-dilutive securities totaled 2.0 million for the three and six months ended June 30, 2010.

The following table sets forth the computation of net income (loss) per share (in thousands, except per share data):

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
Net income (loss)	$884	$(781)	$(1,479)	$(2,679)

Basic weighted average shares outstanding	18,812	18,453	18,770	18,397
Effect of dilutive securities:
Employee stock options and awards	673	—	—	—

Diluted weighted average shares outstanding	19,485	18,453	18,770	18,397

Earnings per share:
Basic earnings per share	$0.05	$(0.04)	$(0.08)	$(0.15)
Diluted earnings per share	$0.05	$(0.04)	$(0.08)	$(0.15)

Recent Accounting Pronouncements

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs – In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The guidance is effective for interim and annual financial periods beginning after December 15, 2011. The Company plans to adopt the guidance on January 1, 2012, and adoption is not expected to have an impact on the Company’s condensed consolidated statement of financial condition, operations and cash flows.

Presentation of Comprehensive Income – In May 2011, the FASB issued guidance to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company plans to adopt the guidance on January 1, 2012, and adoption is not expected to have an impact on the Company’s condensed consolidated statement of financial condition, operations and cash flows.

2. Fair Value Measurements

The Company generally invests its excess cash in investment grade short-term fixed income securities and money market funds. The portion in cash and cash equivalents represents highly liquid instruments with insignificant interest rate risk and original maturities of three months or less. Short-term investments are classified as available for sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component stockholders’ equity. There was an unrealized loss of $4,000 related to agency bonds as of June 30, 2011. There were no unrealized gains and losses as of December 31, 2010. The Company had no realized gains or losses on short-term investments in the three and six months ended June 30, 2011 and 2010.

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

The following is a summary of the fair value of the major categories of financial instruments held by the Company (in thousands):

	June 30, 2011	December 31, 2010
Money market accounts	$553	$3,500
Commercial paper	500	500
Agency bonds	4,042	8,629
Other fixed income securities	2,206	502

Total	$7,301	$13,131

The following is a summary of the Company’s financial assets that are accounted for at fair value on a recurring basis by level in accordance with the fair value hierarchy described above (in thousands):

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Money market accounts	$553	$—	$—	$553
Commercial paper	—	500	—	500
Agency bonds	—	4,042	—	4,042
Other fixed income securities	—	2,206	—	2,206

Total assets	$553	$6,748	$—	$7,301

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Money market accounts	$3,500	$—	$—	$3,500
Commercial paper	—	500	—	500
Agency bonds	—	8,629	—	8,629
Other fixed income securities	—	502	—	502

Total assets	$3,500	$9,631	$—	$13,131

The fair value of short-term investments with contractual maturities is as follows at June 30, 2011 (in thousands):

Due in less than one year	$6,748
Due in more than one year	—

Total	$6,748

The Company has the ability, if necessary, to liquidate any of its investments in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term in the accompanying condensed consolidated balance sheets.

3. Share-Based Compensation

The Company granted 79,500 stock options and 78,328 restricted stock units during the six months ended June 30, 2011. The Company granted 258,250 stock options and 257,939 restricted stock units during the six months ended June 30, 2010.

The fair value of each option award is estimated on the date of grant using a Black-Scholes Merton option pricing model with subjective assumptions, including expected stock price volatility, the estimated life of each award and estimated pre-vesting forfeitures noted in the table below.

Expected volatility – Based on the historical prices of common stock over the expected life of each option.

Expected life – Based on the history of option exercise and cancellation activity of the options.

Risk-free interest rate – Based on the U.S. Treasury yield curve in effect at the time of grants for periods corresponding with the expected life of the options.

Dividend yield – As the Company has not paid, nor does it currently plan to pay, dividends in the future, the assumed dividend yield is zero.

The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Expected life (in years)	5.5	5.5	5.5	5.5
Risk-free interest rate	2.4%	2.8%	2.3%	2.8%
Dividend yield	0%	0%	0%	0%
Expected volatility	62%	62%	62%	62%

4. Comprehensive Income (Loss)

Total comprehensive income (loss) was as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
Net income (loss)	$884	$(781)	$(1,479)	$(2,679)
Unrealized gain (loss) on available-for-sale securities	—	10	(4)	1

Total comprehensive income (loss)	$884	$(771)	$(1,483)	$(2,678)

5. Warranties and Indemnification

The Company generally provides a warranty that the Company’s software products substantially operate as described in the manuals and guides that accompany the software for a period of 90 days. The warranty does not apply in the event of misuse, accident, and certain other circumstances. To date, the Company has not incurred any material costs associated with these warranties and has no accrual for such items at June 30, 2011.

From time to time, the Company enters into contracts that require the Company, upon the occurrence of certain contingencies, to indemnify parties against third party claims. These contingent obligations primarily relate to (i) claims against the Company’s customers for violation of third party intellectual property rights caused by the Company’s products; (ii) claims resulting from personal injury or property damage resulting from the Company’s activities or products; (iii) claims by the Company’s office lessor arising out of the use of the premises; and (iv) agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their activities on behalf of the Company. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations as of June 30, 2011.

6. Bank Line of Credit

On February 28, 2010, the Company amended its existing revolving line of credit agreement with Comerica Bank. The maximum that can be borrowed under the agreement is $7.5 million. The line expires on December 31, 2011.

Borrowing under the line of credit bears interest at a “daily adjusting LIBOR rate”. Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and, as amended, financial covenants requiring the Company to maintain a minimum adjusted quick ratio of 1.15 and positive net worth. The agreement includes a letter of credit sublimit not to exceed $1.0 million. At June 30, 2011, the Company had an outstanding letter of credit for $103,000. There were no borrowings outstanding on the line of credit at June 30, 2011, and the Company was in compliance with all its covenants.

7. Provision for Income Taxes

In the three and six months ending June 30, 2011, the Company recorded income tax expense of $43,000 and $82,000 respectively. The tax expense for the three and six months ended June 30, 2011 consists primarily of deferred tax expense relating to the amortization of acquired goodwill, current state tax expense and current foreign tax expense. In the three and six months ending June 30, 2010 the Company recorded income tax expense of $46,000 and $92,000, respectively. The tax expense for the three and six months ended June 30, 2010 consists primarily of deferred tax expense relating to the amortization of acquired goodwill and state tax expense.

The Company has established and continues to maintain a full valuation allowance against its deferred tax assets as the Company does not believe that realization of those assets is more likely than not.

At June 30, 2011, the Company has unrecognized tax benefits of approximately $2.4 million. The Company has approximately $14,000 of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company does not believe there will be any material changes in the unrecognized tax positions over the next twelve months. Interest and penalty costs related to unrecognized tax benefits are insignificant and classified as a component of “Provision for income taxes” in the accompanying statements of operations.

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

8. Inventories

Inventories of $0.3 million at June 30, 2011 and December 31, 2010, are included in “Prepaid expenses and other current assets” and consist entirely of finished goods.

9. Commitments and Contingencies

The Company leases office space and equipment under noncancelable operating leases with various expiration dates.
The Company also makes royalty payments to the institutions who participated in the original research that produced its initial products. The Company’s minimum royalty payments are $150,000 per year through December 31, 2014.

As of June 30, 2011, the Company’s future minimum lease payments and future payments under its royalty agreements are as follows (in thousands):

	Remaining 2011	2012	2013	2014	2015 and thereafter	Total
Contractual Obligations:
Operating lease obligations (net of sublease income)	$611	$1,274	$1,242	$—	$—	$3,127
Minimum royalty obligations	—	150	150	150	—	450

Total	$611	$1,424	$1,392	$150	$—	$3,577

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

Overview

We develop, distribute and license technology that accelerates learning by applying proven research on how the brain learns. Based on more than thirty years of neuroscience and cognitive research, our family of products improves brain fitness with technology-based exercises that build the cognitive skills required to read and learn effectively. Extensive outcomes research by independent researchers, our founding scientists, school districts and our company demonstrates the rapid and lasting gains achieved through participation in our products. Our products are marketed primarily to K-12 schools in the U.S., to whom we sell through a direct sales force. To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support. Since our inception, learners have used our products nearly three million times and over 7,000 schools have purchased at least $10,000 of our product licenses and services. As of June 30, 2011, we had approximately 220 full-time equivalent employees, compared to 209 at June 30, 2010.

Business Highlights

We market our Fast ForWord and Reading Assistant products primarily as a reading intervention solution for struggling and special education students and English Language Learners. According to the U.S. Department of Education, in 2009, 67% of fourth graders in the United States were not “proficient” in reading and 33% performed below the “basic” level. Between 2007 and 2009, there was no change in average fourth grade reading scores. While our installed base is growing, the over 7,000 schools that have purchased at least $10,000 of our product licenses and services represent a small fraction of the approximately 117,000 K-12 schools in the U.S.

States provide school districts with the majority of their funding, and those funds are sometimes used to purchase our products. Additionally, federal education funds are a critical resource in helping school districts address the needs of the most challenged learners. We believe that a significant proportion of our sales are funded by federal sources, particularly Title I and IDEA (special education) grants.

In the first half of 2011, many school districts continued to struggle with budget limitations. According to a February 2011 report from the Center on Budget and Policy Priorities, since 2008, 34 states plus the District of Columbia have cut state spending on K-12 and early childhood education. Continued state and local budget pressures, uncertainty about future education policies, and an increasing trend toward using federal funds wherever possible to save teacher jobs and core programs rather than on supplemental programs focused on struggling learners resulted in a difficult K-12 market. We expect these trends to continue and to pose challenges to selling our products. However, schools have only until September 30, 2011 to spend remaining stimulus funds from the American Recovery and Reinvestment Act of 2009, and we are focused on pursuing that funding. In addition, we are hopeful that the first quarter release of SciLEARN Enterprise and the second quarter release of SciLEARN On Demand, our on-demand platform, combined with the new per-student, per year pricing will help us increase the overall number of transactions and lead to a decrease in the length of our sales cycle. We have already seen an increase in total transaction volume that we believe is the result of the platform upgrades and new pricing.

Company Highlights

Our total revenue increased by 1% and decreased by 2% during the three and six months ended June 30, 2011, respectively, as compared to 2010. We experienced a 16% and 9% decrease in booked sales in the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. (Booked sales is a non generally accepted accounting principles (“GAAP”) financial measure. For more explanation on booked sales, see Revenues below.) The change in booked sales is due primarily to K-12 sales which decreased by 18% and 14% during the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010. This is the result of continued budget pressures on school districts. Offsetting the decrease in year to date K-12 sales is significant growth in our International VAR, Direct-to-Consumer and Virtual School businesses and non-recurring revenue associated with an OEM contract related to the Reading Assistant product.

In the six months ended June 30, 2011, we closed two transactions in excess of $0.5 million totaling $2.0 million. There were no transactions in excess of $0.5 million in the three months ended June 30, 2011.  In the three and six months ended June 30, 2010, we closed one and three such transactions in excess of $0.5 million totaling $0.7 million and $2.0 million, respectively. During the second quarter 2011, we revised our pricing and licensing options to reflect the ongoing funding and budgeting environment, and we released our new SciLearn On-Demand deployment offering. K-12 transaction volume increased by 26% to 440 transactions and 4% to 730 transactions during the three and six month period ended June 30, 2011 as compared to the same periods in 2010, which we believe reflects our new pricing changes. Non-school booked sales, including private practice, international, direct to consumer, virtual schools and OEM customers, increased by 6% or $0.1 million and 34% and $0.7 million during the three and six month periods ended June 30, 2011 as compared to the same periods in 2010. In the three and six months ended June 30, 2011, the recurring portion of our revenue as a percentage of total revenue increased to 26.6% and 27.6%, respectively, from 25.1% and 25.9%, respectively, as compared to the three and six months ended June 30, 2010.

Operating expenses decreased by 11% and 5% during the three and six month periods ended June 30, 2011 as compared to the same periods in 2010, which reflected cost savings from the sales and general and administrative reorganizations completed in January 2011 and lower commissions due to lower sales K-12 sales. These decreases were offset by growth in R&D expenses driven by hiring of new product development personnel.

Consolidated Results of Operations

Revenues

The following table sets forth information relating to our revenues (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Products	$7,164	$7,223	(0.8)%	$12,641	$12,725	(0.7)%
Service and support	5,233	5,084	2.9%	10,191	10,647	(4.3%)

Total revenues	$12,397	$12,307	0.7%	$22,832	$23,372	(2.3)%

For the three months ended June 30, 2011, product revenue was roughly unchanged from the three months ended June 30, 2010. The decrease in product revenue from lower booked sales in the K-12 market was offset by the one-time recognition of approximately $2.1 million in revenue that was deferred  for prior period sales contingent on the delivery of product functionality that became available in the second quarter of 2011. Service and support revenue increased by 3% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, primarily due to the delivery of service days at higher prices than in 2010.

For the six months ended June 30, 2011, product revenue was roughly unchanged from the six months ended June 30, 2010. Service and support revenue decreased by 4% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily due to fewer implementations and lower deferred revenue recognized from prior period booked sales offset by the delivery of service days at higher prices than in 2010.

We believe that recurring revenue is an important measure of our operating performance. In the three and six months ended June 30, 2011, the recurring portion of our revenue stream increased 6.6% and 4.0%, respectively, to $3.3 million and $6.3 million, respectively, from the three and six months ended June 30, 2010. The following table sets forth information relating to our recurring revenues (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Products
Recurring1	$339	$289	17.3%	$708	$548	29.2%
Non-recurring	6,825	6,934	(1.6%)	11,933	12,177	(2.0)%

Total products	7,164	7,223	(0.8%)	12,641	12,725	(0.7)%

Service and support
Recurring1	2,961	2,806	5.5%	5,596	5,515	1.5%
Non-recurring	2,272	2,278	(0.3%)	4,595	5,132	(10.5%)

Total service and support	5,233	5,084	2.9%	10,191	10,647	(4.3%)

Total revenues	$12,397	$12,307	0.7%	$22,832	$23,372	(2.3)%

Recurring revenue as a % of total revenue	26.6%	25.1%		27.6%	25.9%
Non-recurring revenue as a % of total revenue	73.4%	74.9%		72.4%	74.1%

1We derive recurring product revenue from subscription fees paid by U.S. and international customers to access our applications. Recurring service and support revenue consists of support and maintenance for our software products and fees paid to access our web-delivered reporting tools, Progress Tracker and Reading Progress Indicator.

Historically, our non-recurring revenue has resulted primarily from sales of perpetual licenses of on-premise software and the delivery of service days, and much of our revenue has resulted from relatively large transactions. In the first quarter of 2011, we released the first version of our new SciLEARN platform, SciLEARN Enterprise, an on-premise solution that permits large customers to host our solutions on-premise and deploy from their own central server out to multiple school sites. In the second quarter of 2011, we released the second version of our SciLEARN platform, SciLEARN On-Demand, which gives our customers the option to access our solutions online, via the SciLEARN platform hosted by us. We expect that the SciLEARN On-Demand platform will increase the proportion of our revenue that is recurring. Over time, we expect that SciLEARN On-Demand, together with new per student pricing options we introduced in the second quarter and changes in our business model, will increase our volume of smaller transactions, shorten sales cycles, and increase our ability to drive predictable, recurring revenue.

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

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the three and six months ended June 30, 2011 and 2010 (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Total deferred revenue beginning of period	$19,897	$20,522	(3.0)%	$21,871	$22,230	(1.6)%
Booked sales	10,118	12,036	(15.9)%	18,201	20,061	(9.3)%
Less: revenue recognized	12,397	12,307	0.7%	22,832	23,372	(2.3)%
Other adjustments	146	302	(51.7)%	524	1,634	(67.9)%

Total deferred revenue end of period	$17,764	$20,553	(13.6)%	$17,764	$20,553	(13.6)%

Booked sales in the K-12 sector decreased by 18% to $8.9 million in the three months ended June 30, 2011 compared to $10.8 million in the three months ended June 30, 2010. Booked sales in the K-12 sector decreased by 14% to $15.6 million in the six months ended June 30, 2011 compared to $18.1 million in the six months ended June 30, 2010. As described above, state and local budget pressures continue to cause many school districts to struggle to maintain their core functions. Booked sales to the K-12 sector for the three months ended June 30, 2011 and for the three months ended June 30, 2010 were 87% and 90%, respectively, of total booked sales. Booked sales to the K-12 sector for the six months ended June 30, 2011 and for the six months ended June 30, 2010 were 86% and 90%, respectively, of total booked sales. “Other adjustments” in the three and six months ended June 30, 2011and 2010 consists primarily of the deferral of revenue and the related receivable for booked sales with Free-On-Board (“FOB”) destination delivery terms that were not delivered  at the end of the second quarter 2011 and 2010.

We believe large booked sales, which we define as transactions totaling more than $0.5 million, are an important indicator of mainstream education industry acceptance and an important factor in reaching our goal of increasing sales force productivity. In the six months ended June 30, 2011, we closed two transactions excess of $0.5 million. There were no transactions in excess of $0.5 million in the three months ended June 30, 2011. In the three and six months ended June 30, 2010, we closed one and three transactions, respectively, in excess of $0.5 million. We believe for 2011, large deals will continue to drive our core K-12 business. Over time as our model shifts, we expect to become less dependent on large deals, and we believe that our new on-demand version of the SciLEARN platform should enable us to significantly increase the number of smaller, more predictable transactions and recurring revenue.

In the six months ended June 30, 2011, budget shortfalls of our customers and potential customers made it especially difficult to close large deals in our pipeline. For the six months ended June 30, 2011, 11% of our booked sales arose from transactions over $0.5 million. There were no transactions over $0.5 million for the three months ended June 30, 2011. For the three and six months ended June 30, 2010, 6% and 10%, respectively, of our booked sales arose from transactions over $0.5 million. Large booked sales include volume and negotiated discounts but the percentage discount applicable to any given transaction will vary and the relative percentage of large booked sales and smaller booked sales in a given quarter may fluctuate. Because we discount product license fees but do not discount service and support fees, product booked sales and revenue are disproportionately affected by discounting. We cannot predict the size and number of large transactions in the future.

Booked sales to non-school customers increased by 6% to $1.3 million in the three months ended June 30, 2011 as compared to $1.2 million in the three months ended June 30, 2010. This increase reflects higher sales to consumers and international resellers.

Booked sales to non-school customers increased by 34% to $2.6 million in the six months ended June 30, 2011 as compared to $2.0 million in the six months ended June 30, 2010. This increase reflects higher sales to consumers, virtual schools, international resellers and non-recurring revenue of $0.7 million associated with an OEM contract related to the Reading Assistant product. The increases were offset by reduced sales to private providers due to purchasing delays associated with the rollout of the new per-student, per year pricing and poor economic conditions.

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

Gross Profit and Cost of Revenues

The following table sets forth information relating to our gross profit (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Gross profit on products	$6,833	$6,661	2.6%	$11,995	$11,644	3.0%
Gross profit on service and support	3,196	2,792	14.5%	5,861	5,921	(1.0)%

Total gross profit	$10,029	$9,453	6.1%	$17,856	$17,565	1.7%

Gross profit margin on products	95%	92%	3.0%	95%	92%	3.0%
Gross profit margin on service and support	61%	55%	6.0%	58%	56%	2.0%
Total gross profit margin	81%	77%	4.0%	78%	75%	3.0%

The overall gross profit margin increased by 4% and 3% in the three and six months ended June 30, 2011 compared to the same periods in 2010 due to decreased product and service delivery costs.

Operating Expenses

The following table sets forth information relating to our expenses (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Sales and marketing	$4,477	$5,851	(23.5)%	$9,393	$11,801	(20.4)%
Research and development	2,550	1,895	34.6%	5,454	3,863	41.2%
General and administrative	2,078	2,460	(15.5)%	4,421	4,523	(2.3)%

Total operating expenses	$9,105	$10,206	(10.8)%	$19,268	$20,187	(4.6)%

Sales and Marketing Expenses: Sales and marketing expenses consist principally of salaries and incentive compensation paid to employees engaged in sales and marketing activities, travel costs, tradeshows, conferences, and marketing and promotional materials. The $1.4 million decrease in sales and marketing expenses in the three months ended June 30, 2011, compared to the three months ended June 30, 2010 is primarily due to decreases in commissions and bonuses due to lower booked sales and decreased headcount and related travel costs due to the re-organization of our sales force in 2010, which reduced the number of sales directors and field account managers and added to our inside sales organization. The $2.4 million decrease in sales and marketing expenses in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 is primarily due to the decrease in headcount and related travel of employees due to the re-organization of our sales force in 2010, decreases in commission and bonuses due to lower booked sales and cost reduction efforts resulting in reduced travel and conference costs. At June 30, 2011 we had 50 quota-bearing sales personnel compared to 53 at June 30, 2010.

Research and Development Expenses: Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs. Research and development expenses increased $0.7 million and $1.6 million in the three and six months ended June 30, 2011 compared to the same periods in 2010. During the first half of 2011 we continued to make critical investments in product development. This resulted in increased headcount of 14 employees in product development as of June 30, 2011 as compared to June 30, 2010. Additionally, consulting expenses increased $0.2 million and $0.3 million in the three and six months ended June 30, 2011 compared to the same periods in 2010. We also continued ramping-up our new development office in Shanghai, China.

General and Administrative Expenses: General and administrative expenses principally consist of salaries and compensation paid to our executives, accounting staff and other support personnel, as well as travel expenses for these employees, and outside legal and accounting fees. The $0.4 million decrease in general and administrative expenses in the three months ended June 30, 2011 compared to the same period in 2010 is primarily due to expenses incurred in 2010 for legal and consulting expenses related to exploration of strategic alternatives in the area of mergers and acquisitions, which were not pursued. Additionally, increased costs of $0.2 million related to investments in systems to support back-office operations and allow on-demand access to our products were offset by a similar reduction in personnel costs as improved back office systems allowed us to reduce headcount. General and administrative expenses were unchanged for the six months ended June 30, 2011 compared to the same period in 2010.

Provision for Income Taxes

In the three and six months ending June 30, 2011, we recorded income tax expense of $43,000 and $82,000. The tax expense for the three and six months ended June 30 2011 consists primarily of deferred tax expense relating to the amortization of acquired goodwill, current state tax expense and current foreign tax expense.

In the three and six months ending June 30, 2010, we recorded income tax expense of $46,000 and $92,000. The tax expense for the three and six months ended June 30 2010 consists primarily of deferred tax expense relating to the amortization of acquired goodwill and state tax expense.

 The Company has established and continues to maintain a full valuation allowance against its deferred tax assets as the Company does not believe that realization of those assets is more likely than not. There was no change in our valuation allowance for the three and six months ended June 30, 2011.

The difference between the statutory tax rate and our effective tax rate of 4.6% and (5.9%) for the three and six months ended June 30, 2011, respectively, is attributable to the current period benefit that is not expected to be realized during the year or recognized as a deferred tax asset at year end.

The difference between the statutory tax rate and our effective tax rate of (6.3)% and (3.6%) for the three and six months ended June 30, 2010, respectively, is attributable to the current period benefit that is not expected to be realized during the year or recognized as a deferred tax asset at year end.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments were $8.6 million at June 30, 2011, compared to $15.0 million at December 31, 2010.

We expect that during at least the next twelve months our cash flow from operations together with our current cash balances will be our primary source of liquidity and will be sufficient to provide the necessary funds for our operations and capital expenditures. Historically, we have used cash in our operations during the first half of the year and built cash in the second half. This pattern results largely from our seasonally low sales in the first calendar quarter, which reflects our industry pattern, and the time needed to collect on sales made towards the end of the second quarter.We expect that this pattern will continue and that operating activities will provide cash in the second half of 2011 as we collect outstanding accounts receivable and that our current cash balances and our cash flow from operations will be sufficient to fund our operating requirements for the next 12 months. Accomplishing this, however, will require us to meet specific booked sales targets in the K-12 market. We cannot assure that we will meet our targets with respect to booked sales, revenues, expenses or operating results.

On February 28, 2010, we amended our existing revolving line of credit agreement with Comerica Bank. The maximum that can be borrowed under the agreement is $7.5 million. The line expires on December 31, 2011. Borrowing under the line of credit bears interest at a “daily adjusting LIBOR rate.” Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and, as amended, financial covenants requiring us to maintain a minimum adjusted quick ratio of 1.15 and positive net worth. The agreement includes a letter of credit sublimit not to exceed $1.0 million. At June 30, 2011, we had an outstanding letter of credit for $103,000. There were no borrowings outstanding on the line of credit at June 30, 2011, and we were in compliance with all our covenants.

Net cash used in operating activities for the six months ended June 30, 2011 was $5.0 million versus cash used of $5.7 million during the six months ended June 30, 2010.The decrease of cash used in operating activities was primarily the result of decreased annual bonus payments to employees, decreased commission payments as a result of lower booked sales and decreased costs in providing our products and services.

Net cash provided by investing activities for the six months ended June 30, 2011 was $1.4 million, a $10.7 million increase from the same period in 2010. In the six months ended June 30, 2011, net sales of investments were $2.9 million in order to fund operating expenses. This was offset in part by $1.5 million of capital expenditures primarily related to critical investments in product development. In the six months ended June 30, 2010, net purchases of investments were $8.4 million offset in part by $0.8 million of equipment purchases.

Financing activities for the six months ended June 30, 2011 and 2010 generated $0.1 and $0.3 million, respectively, from proceeds from the exercise of stock options.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price. Our exposure to market risk is related to our short-term investments in federal agency and corporate bonds at June 30, 2011 and 2010.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three and six months ended June 30, 2011 and 2010, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income or the fair value of our marketable securities.

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

As required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, and concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 12, 2011

Scientific Learning Corporation
(Registrant)

/s/ Robert E. Feller

Robert E. Feller
Chief Financial Officer

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-24547	5/7/2007	3.1
3.2	Amended and Restated Bylaws	S-1/A	333-143093	7/16/2007	3.2
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	S-1/A	333-143093	7/16/2007	3.3
10.1	Employee Stock Purchase Plan, as amended	DEF 14A	000-24547	4/13/2011	—
31.1	Certification of Chief Executive Officer (Section 302)	—	—	—	—	X
31.2	Certification of Chief Financial Officer (Section 302)	—	—	—	—	X
32.1	Certification of Chief Executive Officer (Section 906)	—	—	—	—	X
32.2	Certification of Chief Financial Officer (Section 906)	—	—	—	—	X
101**	The following materials from Scientific Learning Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Shareholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text	—	—	—	—

** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.