Form 10-Q
period 2011-09-30
SCIENTIFIC LEARNING CORP
filed 2011-11-04
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

As of November 1, 2011, there were 18,900,196 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
SCIENTIFIC LEARNING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$2,304	$5,415
Short-term investments	5,728	9,631
Accounts receivable, net of allowance for doubtful accounts of $125 and $76, respectively	8,304	5,053
Prepaid expenses and other current assets	1,698	2,206

Total current assets	18,034	22,305

Property and equipment, net	3,336	2,497
Goodwill	4,568	4,568
Other intangible assets, net	648	1,034
Other assets	1,261	1,399
Total assets	$27,847	$31,803

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$746	$543
Accrued liabilities	4,125	4,198
Deferred revenue	13,855	16,388

Total current liabilities	18,726	21,129

Deferred revenue, long-term	5,607	5,483
Other liabilities	831	857

Total liabilities	25,164	27,469

Commitments and contingencies (See Note 9 to the condensed consolidated financial statements)

Stockholders’ equity:
Common stock $0.01 par value: 40,000,000 authorized, 18,900,196 and 18,702,044 shares issued and outstanding, respectively, and additional paid in capital	90,348	89,277
Accumulated deficit	(87,665)	(84,943)
Total stockholders’ equity	2,683	4,334
Total liabilities and stockholders’ equity	$27,847	$31,803

See accompanying notes to unaudited condensed consolidated financial statements.

SCIENTIFIC LEARNING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,			Nine months ended September 30,
	2011	2010		2011	2010
Revenues:
Products	$6,078	$5,049		$18,719	$17,773
Service and support	4,458	5,185		14,649	15,833
Total revenues	10,536	10,234		33,368	33,606

Cost of revenues:
Cost of products	504	534		1,150	1,616
Cost of service and support	2,273	2,270		6,603	6,996
Total cost of revenues	2,777	2,804		7,753	8,612

Gross profit	7,759	7,430		25,615	24,994

Operating expenses:
Sales and marketing	4,682	4,763		14,075	16,563
Research and development	2,347	1,945		7,801	5,808
General and administrative	1,922	1,517		6,343	6,040

Total operating expenses	8,951	8,225		28,219	28,411

Operating loss	(1,192)	(795)		(2,604)	(3,417)

Interest and other income (expense), net	(5)	14		10	49
Loss before provision for income taxes	(1,197)	(781	)())	(2,594)	(3,368)
Provision for income taxes	46	44		128	136
Net loss	$(1,243)	$(825)		$(2,722)	$(3,504)

Net loss per share:
Basic net loss per share	$(0.07)	$(0.04)		$(0.14)	$(0.19)
Diluted net loss per share	$(0.07)	$(0.04)		$(0.14)	$(0.19)

Weighted average shares used in computation of per share data:
Basic weighted average shares outstanding	18,883	18,551		18,807	18,447
Diluted weighted average shares outstanding	18,883	18,551		18,807	18,447

See accompanying notes to unaudited condensed consolidated financial statements.

SCIENTIFIC LEARNING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2011	2010
Operating Activities:
Net loss	$(2,722)	$(3,504)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,389	1,919
Stock-based compensation	1,005	1,159
Changes in operating assets and liabilities:
Accounts receivable	(3,251)	1,800
Prepaid expenses and other current assets	489	12
Other assets	69	(121)
Accounts payable	203	(258)
Accrued liabilities	(73)	(3,247)
Deferred revenue	(2,409)	(367)
Other liabilities	(26)	76

Net cash used in operating activities	(5,326)	(2,531)

Investing Activities:
Purchases of property and equipment, net	(1,773)	(1,371)
Purchases of short-term investments	(4,633)	(11,920)
Maturities of short-term investments	8,555	2,824

Net cash provided by (used in) investing activities	2,149	(10,467)

Financing Activities:
Proceeds from issuance of common stock	177	386
Net settlement of common stock	(111)	—

Net cash provided by financing activities	66	386

Decrease in cash and cash equivalents	(3,111)	(12,612)

Cash and cash equivalents at beginning of period	5,415	20,679

Cash and cash equivalents at end of period	$2,304	$8,067

Supplemental disclosure of cash flow information
Cash paid for income taxes	$25	$435

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

Interim Financial Information

The interim consolidated financial information as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 is unaudited, and includes all necessary adjustments, which consisted only of normal recurring adjustments for a fair presentation of the Company’s financial position at such dates and the Company’s results of operations and cash flows for those periods. The balance sheet as of December 31, 2010 has been derived from audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In addition, the results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2011, or for any other period.

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

Revenue Recognition

The Company derives revenue from the sale of licenses to software and from professional service and support fees. Software license revenue is recognized in accordance with accounting standards for software companies. Additionally, the Company derives revenue from subscription fees for access to and use of its on-demand application services.  Under the Company’s subscription arrangements for its on-demand application services, the customer does not have the contractual right to take possession of the software at any time during the subscription period. Thus, revenue for the Company’s subscription services is recognized in accordance with accounting standards for service contracts.

There are four basic criteria which must be met to recognize revenue. These are: 1) persuasive evidence of an arrangement exists; 2) delivery of the product has occurred; 3) a fixed or determinable fee; and 4) the collection of the fee is reasonably assured. The application of the relevant accounting standards requires the Company to exercise significant judgment related to specific transactions and transaction types. In cases where extended payment terms are granted to school customers, the Company determines if the fixed or determinable fee criterion is met by reference to the customer’s specific funding sources, especially where the payment terms extend into the customer’s next fiscal year. If the Company determines that the fixed or determinable fee criterion is not met at the inception of the arrangement, the Company defers revenue recognition until the payments become due.

The value of software licenses, subscriptions, professional services and support invoiced during a particular period is recorded as deferred revenue until recognized. All revenue from transactions that include new products that have not yet been delivered is deferred until the delivery of all products. Direct costs related to deferred software license revenue are deferred until the related license revenue is recognized.

Multiple contracts with the same customer are generally accounted for as separate arrangements, except in cases where contracts are so closely related that they are effectively part of a single arrangement.

Multiple-element software arrangements

Booked sales of software to the Company’s school customers typically include multiple elements (e.g., Fast ForWord perpetual software licenses, support, training, implementation management, and other professional services). The Company recognizes software revenue using the residual method, whereby the difference between the total arrangement fee and the total “vendor specific objective evidence” (“VSOE”) of fair value of the undelivered elements is recognized as revenue relating to the delivered elements. VSOE of fair value for each element of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is also measured by the renewal price. The Company is required to exercise judgment in determining whether VSOE of fair value exists for each undelivered element based on whether the pricing for these elements is sufficiently consistent.

Multiple-element on-demand application service arrangements

Booked sales of subscriptions to the Company’s on-demand application services can also include multiple elements similar to software arrangements.  The Company follows accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis. The Company’s on-demand application services, support, training and implementation management services have standalone value as these services are sold separately by the Company, and the Company has established VSOE for determining the fair value of these elements.

For its subscription services, the Company has determined the fair value to be allocated to these services on a relative fair value basis based on management’s best estimate of selling price (BESP). In determining BESP, the Company has considered various factors including the Company’s historical pricing practices and internal costs, as well as historical student usage data related to previous sales of the Company’s products.

Product revenue

Product revenue is primarily derived from the licensing of software and access to and use of our on-demand application services.  Product revenue is recognized as follows:

•
Perpetual licenses – software licensed on a perpetual basis. Revenue is recognized at the later of product delivery date or contract start date using the residual method. If VSOE of fair value does not exist for all the undelivered elements, all revenue is deferred and recognized ratably over the service period if the undelivered element is services or when all elements have been delivered.

•	Software term licenses – software licensed for a specific time period, generally a term of one to three years. Revenue is recognized ratably over the license term.

•	Individual participant licenses – software licensed for a single participant. Revenue is recognized over the average period of use, typically six weeks.

•	On-demand application services – revenue for subscription services is recognized over the term of the subscription period.

Professional service and support revenue

Professional service and support revenue is derived from a combination of training, implementation, technical and professional services, online services and customer support. Training, implementation, technical and other professional services are typically sold on a per day basis. Professional services revenue is recognized as performed. If VSOE of fair value does not exist for all the elements in a software arrangement except software licenses, service revenue is recognized over the longest contractual period in an arrangement. Revenue from services sold alone or with support is recognized as performed.

If an arrangement includes services that are essential to the functionality of software, the Company recognizes the fees for the software license and the services using the percentage of completion method in accordance with the accounting standards for software and service companies. The Company estimates the percentage of completion on contracts utilizing hours incurred to date as a percentage of the total estimated hours to complete the project. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

Software and Web Site Development Costs

Software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. In the three and nine months ended September 30, 2011, the Company capitalized $23,000 and $41,000 respectively of software development costs. In the three and nine months ended September 30, 2010, the Company did not capitalize any software development costs. The Company amortizes these costs to cost of product revenues over the estimated useful life of the software, which is three years. The Company recorded amortization expense of $25,000 and $74,000 in the three and nine months ended September 30, 2011, respectively. The Company recorded amortization expense of $82,000 and $247,000 in the three and nine months ended September 30, 2010, respectively.

The Company also capitalizes web site application, infrastructure development and content development costs where a website or software is developed for its internal needs and the Company does not plan to market the software externally. The Company capitalized approximately $0.3 million and $1.0 million of software and website development costs in the three and nine months ended September 30, 2011, respectively. The Company capitalized approximately $0.5 million and $0.7 million of software and website development costs in the three and nine months ended September 30, 2010, respectively. The Company recorded amortization expense of $0.1 million and $0.3 million in the three and nine months ended September 30, 2011, respectively. The Company recorded amortization expense of $28,000 and $52,000 in the three and nine months ended September 30, 2010, respectively.

Net Loss Per Share

The Company uses the treasury stock method to reflect the potential dilutive effect of common stock equivalents, including options and restricted stock units. Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution of securities by adding common stock equivalents to the weighted-average number of common shares outstanding during the period, if dilutive.  The anti-dilutive securities totaled 2.0 million and 1.9 million for the three and nine months ended September 30, 2011, respectively. The anti-dilutive securities totaled 2.0 million for the three and nine months ended September 30, 2010.

Recent Accounting Pronouncements

Goodwill Impairment – In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify how entities test goodwill for impairment. The guidance notes that an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for interim and annual financial periods beginning after December 15, 2011. The Company plans to adopt the guidance on January 1, 2012, and the adoption is not expected to have an impact on the Company’s consolidated statement of financial condition, operations and cash flows

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs – In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The guidance is effective for interim and annual financial periods beginning after December 15, 2011. The Company plans to adopt the guidance on January 1, 2012, and the adoption is not expected to have an impact on the Company’s consolidated statement of financial condition, operations and cash flows.

Presentation of Comprehensive Income – In May 2011, the FASB issued guidance to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company plans to adopt the guidance on January 1, 2012, and the adoption is not expected to have an impact on the Company’s consolidated statement of financial condition, operations and cash flows.

2. Fair Value Measurements

The Company generally invests its excess cash in investment grade short-term fixed income securities and money market funds. The portion in cash and cash equivalents represents highly liquid instruments with insignificant interest rate risk and original maturities of three months or less. Short-term investments are classified as available for sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component stockholders’ equity. There was an unrealized gain of $1,000 related to agency bonds as of September 30, 2011. There were no unrealized gains and losses as of December 31, 2010. The Company had no realized gains or losses on short-term investments in the three and nine months ended September 30, 2011 and 2010.

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

The following is a summary of the fair value of the major categories of financial instruments held by the Company (in thousands):

	September 30, 2011	December 31, 2010
Money market accounts	$563	$3,500
Commercial paper	—	500
Agency bonds	3,593	8,629
Other fixed income securities	2,135	502

Total	$6,291	$13,131

The following is a summary of the Company’s financial assets that are accounted for at fair value on a recurring basis by level in accordance with the fair value hierarchy described above (in thousands):

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Money market accounts	$563	$—	$—	$563
Agency bonds	—	3,593	—	3,593
Other fixed income securities	—	2,135	—	2,135
Total assets	$563	$5,728	$—	$6,291

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Money market accounts	$3,500	$—	$—	$3,500
Commercial paper	—	500	—	500
Agency bonds	—	8,629	—	8,629
Other fixed income securities	—	502	—	502
Total assets	$3,500	$9,631	$—	$13,131

The fair value of short-term investments with contractual maturities is as follows at September 30, 2011 (in thousands):

Due in less than one year	$5,728
Due in more than one year	—
Total	$5,728

The Company has the ability, if necessary, to liquidate any of its investments in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term in the accompanying condensed consolidated balance sheets.

3. Share-Based Compensation

The Company granted 101,500 stock options and 78,328 restricted stock units during the nine months ended September 30, 2011. The Company granted 265,250 stock options and 257,939 restricted stock units during the nine months ended September 30, 2010.

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

Dividend yield – As the Company has not paid, nor does it currently plan to pay, dividends in the future, the assumed dividend yield is zero.

The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Expected life (in years)	5.5	5.5	5.5	5.5
Risk-free interest rate	2.0%	2.1%	2.2%	2.8%
Dividend yield	0%	0%	0%	0%
Expected volatility	62%	62%	62%	62%

4. Comprehensive Loss

Total comprehensive loss was as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
Net loss	$(1,243)	$(825)	$(2,722)	$(3,504)
Unrealized gain	4	5	—	6
Total comprehensive loss	$(1,239)	$(820)	$(2,722)	$(3,498)

5. Warranties and Indemnification

The Company generally provides a warranty that the Company’s software products substantially operate as described in the manuals and guides that accompany the software for a period of 90 days. The warranty does not apply in the event of misuse, accident, and certain other circumstances. To date, the Company has not incurred any material costs associated with these warranties and has no accrual for such items at September 30, 2011.

From time to time, the Company enters into contracts that require the Company, upon the occurrence of certain contingencies, to indemnify parties against third party claims. These contingent obligations primarily relate to (i) claims against the Company’s customers for violation of third party intellectual property rights caused by the Company’s products; (ii) claims resulting from personal injury or property damage resulting from the Company’s activities or products; (iii) claims by the Company’s office lessor arising out of the use of the premises; and (iv) agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their activities on behalf of the Company. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations as of September 30, 2011.

6. Bank Line of Credit

On February 28, 2010, the Company amended its existing revolving line of credit agreement with Comerica Bank. The maximum that can be borrowed under the agreement is $7.5 million. The line expires on December 31, 2011.

Borrowing under the line of credit bears interest at a “daily adjusting LIBOR rate”. Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and, as amended, financial covenants requiring the Company to maintain a minimum adjusted quick ratio of 1.15 and positive net worth. The agreement includes a letter of credit sublimit not to exceed $1.0 million. At September 30, 2011, the Company had an outstanding letter of credit for $103,000. There were no borrowings outstanding on the line of credit at September 30, 2011, and the Company was in compliance with all its covenants.

7. Provision for Income Taxes

In the three and nine months ended September 30, 2011, the Company recorded income tax expense of $46,000 and $128,000 respectively. The tax expense for the three and nine months ended September 30, 2011 consists primarily of deferred tax expense relating to the amortization of acquired goodwill, current state tax expense and current foreign tax expense. In the three and nine months ended September 30, 2010 the Company recorded income tax expense of $44,000 and $136,000, respectively. The tax expense for the three and nine months ended September 30, 2010 consists primarily of deferred tax expense relating to the amortization of acquired goodwill and state tax expense.

The Company has established and continues to maintain a full valuation allowance against its deferred tax assets as the Company does not believe that realization of those assets is more likely than not.

At September 30, 2011, the Company has unrecognized tax benefits of approximately $2.4 million. The Company has approximately $14,000 of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company does not believe there will be any material changes in the unrecognized tax positions over the next twelve months. Interest and penalty costs related to unrecognized tax benefits are insignificant and classified as a component of “Provision for income taxes” in the accompanying statements of operations. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Tax returns remain open to examination by the appropriate governmental agencies for tax years 2006 to 2010. The federal and state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. The Company is not currently under audit in any major tax jurisdiction.

8. Inventories

Inventories of $0.3 million at September 30, 2011 and December 31, 2010 are included in “Prepaid expenses and other current assets” and consist entirely of finished goods.

9. Commitments and Contingencies

The Company leases office space and equipment under noncancelable operating leases with various expiration dates.
The Company also makes royalty payments to the institutions who participated in the original research that produced its initial products. The Company’s minimum royalty payments are $150,000 per year through December 31, 2014.

As of September 30, 2011, the Company’s future minimum lease payments and future payments under its royalty agreements are as follows (in thousands):

	Remaining 2011	2012	2013	2014	2015 and thereafter	Total
Contractual Obligations:
Operating lease obligations (net of sublease income)	$306	$1,274	$1,242	$—	$—	$2,822
Minimum royalty obligations	—	150	150	150	—	450
Total	$306	$1,424	$1,392	$150	$—	$3,272

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

Overview

We develop, distribute and license technology that accelerates learning by applying proven research on how the brain learns. Based on more than thirty years of neuroscience and cognitive research, our family of products improves brain fitness with technology-based exercises that build the cognitive skills required to read and learn effectively. Extensive outcomes research by independent researchers, our founding scientists, school districts and our company demonstrates the rapid and lasting gains achieved through participation in our products. Our products are marketed primarily to K-12 schools in the U.S., to whom we sell through a direct sales force. To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support. Since our inception, learners have used our products nearly three million times and over 7,000 schools have purchased at least $10,000 of our product licenses and services. As of September 30, 2011, we had approximately 234 full-time equivalent employees, compared to 212 at September 30, 2010.

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

In the first nine months of 2011, many school districts continued to struggle with budget limitations. According to a February 2011 report from the Center on Budget and Policy Priorities, since 2008, 34 states plus the District of Columbia have cut state spending on K-12 and early childhood education. Continued state and local budget pressures, uncertainty about future education policies, and an increasing trend toward using federal funds wherever possible to save teacher jobs and core programs rather than on supplemental programs focused on struggling learners resulted in a difficult K-12 market. We expect these trends to continue and to pose challenges to selling our products. September 30, 2011 was the deadline for schools to spend any remaining stimulus funds from the American Recovery and Reinvestment Act of 2009; the end of this funding could pose additional challenges to our school district selling efforts.  Our release of SciLEARN Enterprise in the first quarter and release of SciLEARN On Demand, our on-demand platform, in the second quarter of 2011, combined with the new per-student, per year pricing are intended to help us increase the overall number of transactions and lead to a decrease in the length of our sales cycle. We have already seen an increase in total transaction volume that we believe is the result of the platform upgrades and new pricing.

In mid October we released Eddy’s Number Party! our first iPad app within our KinderSpark series for children aged 3-6 years old. The KinderSpark series will be a collection of engaging iPad games that helps young children build kindergarten readiness skills and excel in learning by combining proven research on how the brain learns, input from educational experts, and fun. Within the first week of availability, the app entered the top ten in the Education category and was featured in the New and Noteworthy section. The introduction of our first app reflects a shift in the focus of our development resources from platform to the creation of new content and is the first product of our new “lab to the learner” game development process.

Company Highlights

Our total revenue increased by 3% and decreased by 1% during the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. We experienced a 7% increase and a 3% decrease in booked sales in the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. (Booked sales is a non generally accepted accounting principles (“GAAP”) financial measure. For more explanation on booked sales, see Revenues below.) The change in booked sales is due primarily to K-12 sales which increased by 7% during the three months ended September 30, 2011 and decreased by 6% during the nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010. We believe that the decline in booked sales year to date reflects continued budget pressures on school districts and that the increase in the three months ended September 30, 2011 is a result of large transactions reflecting schools spending their remaining stimulus funding prior to the spending deadline. Offsetting the decrease in year to date K-12 sales is significant growth in our International VAR, Direct-to-Consumer and Virtual School businesses and non-recurring revenue associated with an OEM contract related to the Reading Assistant product.

In the nine months ended September 30, 2011, we closed three transactions in excess of $0.5 million totaling $3.1 million. There was one transaction in excess of $0.5 million totaling $1.1 million in the three months ended September 30, 2011.  In the three and nine months ended September 30, 2010, we closed one and four such transactions in excess of $0.5 million totaling $0.5 million and $2.5 million, respectively. During the second quarter of 2011, we revised our pricing and licensing options to reflect the ongoing funding and budgeting environment, and we released our new SciLearn On-Demand deployment offering. K-12 transaction volume increased by 8% to 609 transactions and 5% to 1,330 transactions during the three and nine month periods ended September 30, 2011 as compared to the same periods in 2010, which we believe reflects our new pricing changes. Non-school booked sales, including private practice, international, direct to consumer, virtual schools and OEM customers, increased by 3% or $26,000 and 24% or $691,000 during the three and nine month periods ended September 30, 2011 as compared to the same periods in 2010. In the three months ended September 30, 2011 the recurring portion of our revenue as a percentage of total revenue increased to 31% from 28% as compared to the three months ended September 30, 2010. In the nine months ended September 30, 2011, the recurring portion of our revenue as a percentage of total revenue was unchanged at 28% compared to the nine months ended September 30, 2010.

Operating expenses increased by 9% during the three month period ended September 30, 2011 as compared to the same period in 2010, which is due primarily to an increase in salary expense due to hiring of new product development and back office personnel. Operating expenses decreased by 1% during the nine month period ended September 30, 2011 as compared to the same period in 2010, due primarily to an adjustment to accrued bonuses due to lower booked sales.

Consolidated Results of Operations

Revenues

The following table sets forth information relating to our revenues (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Products	$6,078	$5,049	20%	$18,719	$17,773	5%
Service and support	4,458	5,185	(14)%	14,649	15,833	(7)%
Total revenues	$10,536	$10,234	3%	$33,368	$33,606	(1)%

For the three months ended September 30, 2011, product revenue increased by 20% compared to the same period in 2010, mainly as a result of a sales mix shift during the quarter toward perpetual software license revenue that was recognized in the current quarter and away from sales of services that will be recognized as revenue in future periods. Service and support revenue decreased by 14% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily due to the decrease in the number of service days delivered, as we continue to shift to web-based training and away from higher-priced on-site services.

For the nine months ended September 30, 2011, product revenue increased by 5% compared to the same period in 2010, mainly as a result of the recognition of $2.1 million in revenue that had been deferred for prior year’s sales contingent on the delivery of product functionality that became available in the second quarter of 2011. Service and support revenue decreased by 7% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily due to the decrease in the number of service days delivered.

We continue to focus on increasing the percentage of recurring, predictable revenue. In the first quarter of 2011, we released the first version of our new SciLEARN platform, SciLEARN Enterprise, an on-premise solution that permits large customers to host our solutions on-premise and deploy from their own central server out to multiple school sites. In the second quarter of 2011, we released the second version of our SciLEARN platform, SciLEARN On-Demand, which gives our customers the option to access our solutions online, via the SciLEARN platform hosted by us. We expect that the SciLEARN On-Demand platform will increase the proportion of our revenue that is recurring. Over time, we expect that SciLEARN On-Demand, together with new per student pricing options we introduced in the second quarter and changes in our business model, will increase our volume of smaller transactions, shorten sales cycles, and increase our ability to drive predictable, recurring revenue.

In the three months ended September 30, 2011, the recurring portion of our revenue stream decreased 8% to $2.9 million from the three months ended September 30, 2010, due to the impact of a large sale of greater than $1 million that was mostly made up on non-recurring perpetual software license revenue. Recurring revenue was unchanged for the nine months ended September 30, 2011 compared to the same period in 2010. The following table sets forth information relating to our recurring revenues (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Products
Recurring1	$410	$518	(21)%	$1,192	$1,124	6%
Non-recurring	5,668	4,530	25%	17,527	16,649	5%
Total products	6,078	5,048	20%	18,719	17,773	5%

Service and support
Recurring1	2,536	2,681	(5)%	8,132	8,196	(1)%
Non-recurring	1,922	2,504	(23)%	6,517	7,637	(15)%
Total service and support	4,458	5,185	(14)%	14,649	15,833	(7)%
Total revenues	$10,536	$10,233	3%	$33,368	$33,606	(1)%

Recurring revenue as a % of total revenue	28%	31%		28%	28%
Non-recurring revenue as a % of total revenue	72%	69%		72%	72%

1We derive recurring product revenue from subscription fees paid by U.S. and international customers to access our applications. Recurring service and support revenue consists of support and maintenance for our software products and fees paid to access our web-delivered reporting tools, Progress Tracker and Reading Progress Indicator.

Historically, our non-recurring revenue has resulted primarily from sales of perpetual licenses of on-premise software and the delivery of service days, and much of our revenue has resulted from a small number of relatively large transactions. This was the case for the nine months ended September 30, 2011, when we recognized $3.1 million in revenue from three large transactions.

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

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the three and nine months ended September 30, 2011 and 2010 (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Total deferred revenue beginning of period	$17,763	$20,553	(14)%	$21,871	$22,230	(2)%
Booked sales	12,166	11,399	7%	30,367	31,460	(3)%
Less: revenue recognized	10,536	10,234	3%	33,368	33,606	(1)%
Other adjustments	69	145	(52)%	592	1,779	(67)%

Total deferred revenue end of period	$19,462	$21,863	(11)%	$19,462	$21,863	(11)%

Booked sales in the K-12 sector increased by 7% to $11.2 million in the three months ended September 30, 2011 compared to $10.4 million in the three months ended September 30, 2010. Booked sales in the K-12 sector decreased by 6% to $26.7 million in the nine months ended September 30, 2011 compared to $28.5 million in the nine months ended September 30, 2010. As described above, during the year to date state and local budget pressures continued to cause many school districts to struggle to maintain their core functions. We attribute the increase in booked sales for the third quarter primarily to large transactions reflecting schools spending their remaining stimulus funding prior to the spending deadline. Booked sales to the K-12 sector for the three months ended September 30, 2011 and for the three months ended September 30, 2010 were 92% of total booked sales. Booked sales to the K-12 sector for the nine months ended September 30, 2011 and for the nine months ended September 30, 2010 were 88% and 91%, respectively, of total booked sales. “Other adjustments” in the three and nine months ended September 30, 2011 and 2010 consists primarily of the deferral of revenue and the related receivable for booked sales with Free-On-Board (“FOB”) destination delivery terms that were not delivered  at the end of the third quarter 2011 and 2010.

In the first three quarters of 2011, budget shortfalls of our customers and potential customers continued to make it difficult to close large deals in our pipeline. In the three and nine months ended September 30, 2011, we closed one and three transactions in excess of $0.5 million respectively, representing 9% and 10% of our booked sales in those periods. In the three and nine months ended September 30, 2010, we closed one and four transactions, respectively, in excess of $0.5 million, representing 5% and 8% of our booked sales in those periods. We believe large deals will continue to be significant to our core K-12 business. Over time as our model shifts, we expect to become less dependent on large deals, and we believe that our new on-demand version of the SciLEARN platform should enable us to significantly increase the number of smaller, more predictable transactions and recurring revenue.

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

Booked sales to non-school customers increased by 3% to $987,000 in the three months ended September 30, 2011 as compared to $961,000 in the three months ended September 30, 2010. This increase reflects higher sales to consumers driven by increasing consumer acceptance of the BrainPro offering and the launch of BrainPro for Autism. These increases were offset by lower sales to private providers whose purchases of our software for resale to their patients continue to be negatively impacted by poor economic conditions.

Booked sales to non-school customers increased by 24% to $3.6 million in the nine months ended September 30, 2011 as compared to $2.9 million in the nine months ended September 30, 2010. This increase reflects higher sales to consumers, virtual schools, international resellers and non-recurring revenue of $0.7 million associated with an OEM contract related to the Reading Assistant product. The increases were offset by reduced sales to private providers due to purchasing delays associated with the rollout of the new per-student, per year pricing and poor economic conditions.

Although the current economic and financial conditions, the expiration of federal stimulus funding, and federal, state and local budget pressures make for an uncertain funding environment for our customers, we remain optimistic about our growth prospects in the K-12 and non-school markets. However, achieving our growth objectives will depend on increasing customer acceptance of our products, which requires us to continue to focus on improving our products’ ease of use, their fit with school requirements, and our connection with classroom teachers and administrators. Our K-12 growth prospects are also influenced by factors outside our control, including general economic conditions and the overall level, certainty and allocation of state, local and federal funding. While federal funding for education has grown steadily over the last few decades, the current level of federal spending and the federal deficit are putting pressure on all areas in the federal budget. States continue to experience severe budget pressure from the adverse conditions in the job, housing and credit markets. These conditions may continue to impact state education spending.

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

Gross Profit and Cost of Revenues

The following table sets forth information relating to our gross profit (dollar amounts in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2011	2010	Change	2011	2010	Change
Gross profit on products	$5,574	$4,515	23%	$17,569	$16,157	8%
Gross profit on service and support	2,185	2,915	(25)%	8,046	8,837	(9)%

Total gross profit	$7,759	$7,430	4%	$25,615	$24,994	2%

Gross profit margin on products	92%	89%	2%	94%	91%	3%
Gross profit margin on service and support	49%	56%	(7)%	55%	56%	(1)%
Total gross profit margin	74%	73%	1%	77%	74%	2%

The overall gross profit margin increased by 1% and 2% in the three and nine months ended September 30, 2011 compared to the same periods in 2010 due to decreased product costs and product mix change towards higher-margin products offset by a decreased in service and support margin primarily due to the decrease in the number of service days delivered, as we continue to shift to web-based training and away from higher-priced on-site services.

Operating Expenses

The following table sets forth information relating to our expenses (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Sales and marketing	$4,682	$4,763	(2)%	$14,075	$16,563	(15)%
Research and development	2,347	1,945	21%	7,801	5,808	34%
General and administrative	1,922	1,517	27%	6,343	6,040	5%

Total operating expenses	$8,951	$8,225	9%	$28,219	$28,411	(1)%

Sales and Marketing Expenses: Sales and marketing expenses consist principally of salaries and incentive compensation paid to employees engaged in sales and marketing activities, travel costs, tradeshows, conferences, and marketing and promotional materials. Sales and marketing expense decreased 2% for the three months ended September 30, 2011 compared to the same period in 2010. The $2.5 million decrease in sales and marketing expenses in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 is primarily due to the decrease in headcount and related travel of employees due to the re-organization of our sales force in 2010, cost reduction efforts resulting in reduced travel and conference costs, and decreases in commission and bonuses due to lower booked sales. At September 30, 2011 we had 49 quota-bearing sales personnel compared to 51 at September 30, 2010.

Research and Development Expenses: Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs. Research and development expenses increased $0.4 million and $2.0 million in the three and nine months ended September 30, 2011 compared to the same periods in 2010. During the first nine months of 2011 we continued to make critical investments in product development including increasing product development headcount by 18 employees as of September 30, 2011 as compared to September 30, 2010. Additionally, consulting expenses increased $0.1 million and $0.4 million in the three and nine months ended September 30, 2011 compared to the same periods in 2010. We also continued ramping-up our new development office in Shanghai, China.

General and Administrative Expenses: General and administrative expenses principally consist of salaries and compensation paid to our executives, accounting staff and other support personnel, as well as travel expenses for these employees, and outside legal and accounting fees. The $0.4 million increase in general and administrative expenses in the three months ended September 30, 2011 compared to the same period in 2010 is primarily due to the increase in headcount from 36 employees as of September 30, 2010 to 39 employees as of September 30, 2011 as well as the increase in depreciation expense due to an increase in property, plant and equipment from September 30, 2010. General and administrative expenses increased $0.3 million in the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to a lower than usual expenses from last year primarily for legal costs.

Provision for Income Taxes

In the three and nine months ended September 30, 2011, we recorded income tax expense of $46,000 and $128,000, respectively. The tax expense for the three and nine months ended September 30, 2011 consists primarily of deferred tax expense relating to the amortization of acquired goodwill, current state tax expense and current foreign tax expense.

In the three and nine months ended September 30, 2010, we recorded income tax expense of $44,000 and $136,000, respectively. The tax expense for the three and nine months ended September 30, 2010 consists primarily of deferred tax expense relating to the amortization of acquired goodwill and state tax expense.

The Company has established and continues to maintain a full valuation allowance against its deferred tax assets as the Company does not believe that realization of those assets is more likely than not. There was no change in our valuation allowance for the three and nine months ended September 30, 2011.

Our effective tax rate was (3.8%) and (4.9%) for the three and nine months ended September 30, 2011, respectively. The difference between the statutory tax rate and our effective tax rate is attributable to the current period benefit that is not expected to be realized during the year or recognized as a deferred tax asset at year end.

Our effective tax rate was (5.6%) and (4.0%) for the three and nine months ended September 30, 2010, respectively. The difference between the statutory tax rate and our effective tax rate is attributable to the current period benefit that is not expected to be realized during the year or recognized as a deferred tax asset at year end.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments were $8.0 million at September 30, 2011, compared to $15.0 million at December 31, 2010.

We expect that during at least the next twelve months our cash flow from operations together with our current cash balances will be our primary source of liquidity and will be sufficient to provide the necessary funds for our operations and capital expenditures. Historically, we have used cash in our operations during the first half of the year and built cash in the second half. This pattern results largely from our seasonally low sales in the first calendar quarter, which reflects our industry pattern, and the time needed to collect on sales made towards the end of the second quarter.We expect that this pattern will continue and that operating activities will provide cash in the second half of 2011 as we collect outstanding accounts receivable. Accomplishing this, however, will require us to meet specific booked sales targets in the K-12 market. We cannot assure that we will meet our targets with respect to booked sales, revenues, expenses or operating results.

On February 28, 2010, we amended our existing revolving line of credit agreement with Comerica Bank. The maximum that can be borrowed under the agreement is $7.5 million. The line expires on December 31, 2011. Borrowing under the line of credit bears interest at a “daily adjusting LIBOR rate.” Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica, and, as amended, financial covenants requiring us to maintain a minimum adjusted quick ratio of 1.15 and positive net worth. The agreement includes a letter of credit sublimit not to exceed $1.0 million. At September 30, 2011, we had an outstanding letter of credit for $103,000. There were no borrowings outstanding on the line of credit at September 30, 2011, and we were in compliance with all our covenants.

Net cash used in operating activities for the nine months ended September 30, 2011 was $5.3 million versus cash used of $2.5 million during the nine months ended September 30, 2010. The increase of cash used in operating activities was primarily the result of increase in accounts receivable due to the increase in K12 booked sales in the one month ended September 30, 2011 that will be collected in future periods and slower accounts receivable turnover.

Net cash provided by investing activities for the nine months ended September 30, 2011 was $2.1 million compared to $10.5 million net cash used by investing activities for the nine months ended September 30, 2010. In the nine months ended September 30, 2011, net sales of investments were $3.9 million in order to fund operating expenses. This was offset in part by $1.7 million of capital expenditures primarily related to critical investments in product development. In the nine months ended September 30, 2010, net purchases of investments were $9.1 million offset in part by $1.4 million of equipment purchases.

Financing activities for the nine months ended September 30, 2011 and 2010 generated $0.1 million and $0.4 million, respectively, from proceeds from the exercise of stock options.

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

Application of Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, assumptions and judgments. We believe that the estimates, assumptions and judgments upon which we rely are reasonable based upon information available to us at the time. The estimates, assumptions and judgments that we make can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates and actual results, our consolidated financial statements would be affected.

We believe that, as discussed in our most recent Report on Form 10-K, the estimates, assumptions and judgments pertaining to revenue recognition, income taxes, stock-based compensation and the capitalization of software development costs and website development costs are the most critical assumptions to understand in order to evaluate our reported financial results. Included below is our updated revenue recognition policy since our most recent Report on Form 10-K.

 Revenue Recognition

We derive revenue from the sale of licenses to software and from professional service and support fees. Software license revenue is recognized in accordance with accounting standards for software companies. Additionally, we derive revenue from subscription fees for access to and use of our on-demand application services.  Under our subscription arrangements for our on-demand application services, the customer does not have the contractual right to take possession of the software at any time during the subscription period. Thus, revenue for our subscription services is recognized in accordance with accounting standards for service contracts.

There are four basic criteria which must be met to recognize revenue. These are: 1) persuasive evidence of an arrangement exists; 2) delivery of the product has occurred; 3) a fixed or determinable fee; and 4) the collection of the fee is reasonably assured. The application of the relevant accounting standards requires us to exercise significant judgment related to specific transactions and transaction types. In cases where extended payment terms are granted to school customers, we determine if the fixed or determinable fee criterion is met by reference to the customer’s specific funding sources, especially where the payment terms extend into the customer’s next fiscal year. If we determine that the fixed or determinable fee criterion is not met at the inception of the arrangement, we defer revenue recognition until the payments become due.

The value of software licenses, subscriptions, professional services and support invoiced during a particular period is recorded as deferred revenue until recognized. All revenue from transactions that include new products that have not yet been delivered is deferred until the delivery of all products. Direct costs related to deferred software license revenue are deferred until the related license revenue is recognized.

Multiple contracts with the same customer are generally accounted for as separate arrangements, except in cases where contracts are so closely related that they are effectively part of a single arrangement.

Multiple-element software arrangements

Booked sales of software to our school customers typically include multiple elements (e.g., Fast ForWord perpetual software licenses, support, training, implementation management, and other professional services). We recognize software revenue using the residual method, whereby the difference between the total arrangement fee and the total “vendor specific objective evidence” (“VSOE”) of fair value of the undelivered elements is recognized as revenue relating to the delivered elements. VSOE of fair value for each element of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is also measured by the renewal price. We are required to exercise judgment in determining whether VSOE of fair value exists for each undelivered element based on whether the pricing for these elements is sufficiently consistent.

Multiple-element on-demand application service arrangements

Booked sales of subscriptions to our on-demand application services can also include multiple elements similar to software arrangements.  We follow accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis. Our on-demand application services, support, training and implementation management services have standalone value as these services are sold separately by us, and we have established VSOE for determining the fair value of these elements.

For our subscription services, we have determined the fair value to be allocated to these services on a relative fair value basis based on our best estimate of selling price (BESP). In determining BESP, we have considered various factors including our historical pricing practices and internal costs, as well as historical student usage data related to previous sales of our products.

Product revenue

Product revenue is primarily derived from the licensing of software and access to and use of our on-demand application services.  Product revenue is recognized as follows:

•
Perpetual licenses – software licensed on a perpetual basis. Revenue is recognized at the later of product delivery date or contract start date using the residual method. If VSOE of fair value does not exist for all the undelivered elements, all revenue is deferred and recognized ratably over the service period if the undelivered element is services or when all elements have been delivered.

•	Software term licenses – software licensed for a specific time period, generally a term of one to three years. Revenue is recognized ratably over the license term.

•	Individual participant licenses – software licensed for a single participant. Revenue is recognized over the average period of use, typically six weeks.

•	On-demand application services – revenue for subscription services is recognized over the term of the subscription period.

Professional service and support revenue

Professional service and support revenue is derived from a combination of training, implementation, technical and professional services, online services and customer support. Training, implementation, technical and other professional services are typically sold on a per day basis. Professional services revenue is recognized as performed. If VSOE of fair value does not exist for all the elements in a software arrangement except software licenses, service revenue is recognized over the longest contractual period in an arrangement. Revenue from services sold alone or with support is recognized as performed.

If an arrangement includes services that are essential to the functionality of software, we recognize the fees for the software license and the services using the percentage of completion method in accordance with the accounting standards for software and service companies. We estimate the percentage of completion on contracts utilizing hours incurred to date as a percentage of the total estimated hours to complete the project. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price. Our exposure to market risk is related to our short-term investments in federal agency and corporate bonds at September 30, 2011 and 2010.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three and nine months ended September 30, 2011 and 2010, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income or the fair value of our marketable securities.

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

As required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, and concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010, and such risk factors are incorporated herein by reference.

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

Dated: November 4, 2011

Scientific Learning Corporation
(Registrant)

/s/ Robert E. Feller

Robert E. Feller
Chief Financial Officer

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-24547	5/7/2007	3.1
3.2	Amended and Restated Bylaws	S-1/A	333-143093	7/16/2007	3.2
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	S-1/A	333-143093	7/16/2007	3.3
10.2	Separation Agreement between the Company and David C. Myers	8-K	000-24547	8/20/2011	99.1
31.1	Certification of Chief Executive Officer (Section 302)	—	—	—	—	X
31.2	Certification of Chief Financial Officer (Section 302)	—	—	—	—	X
32.1	Certification of Chief Executive Officer (Section 906)	—	—	—	—	X
32.2	Certification of Chief Financial Officer (Section 906)	—	—	—	—	X
101**	The following materials from Scientific Learning Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Shareholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text	—	—	—	—

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