Form 10-Q
period 2012-03-31
SCIENTIFIC LEARNING CORP
filed 2012-05-08
CIK 1042173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

As of May 2, 2012, there were 23,211,067 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC LEARNING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$8,120	$5,871
Accounts receivable, net of allowance for doubtful accounts of $146 and $159, respectively	2,216	4,433
Prepaid expense and other current assets	1,725	1,709

Total current assets	12,061	12,013

Property and equipment, net	3,129	3,326
Goodwill	4,568	4,568
Intangible assets	389	518
Other assets	1,431	1,438
Total assets	$21,578	$21,863

Liabilities and stockholders’ equity (net capital deficiency)
Current liabilities:
Accounts payable	$1,449	$881
Accrued liabilities	3,455	3,556
Deferred revenue, short-term	10,363	12,606

Total current liabilities	15,267	17,043

Deferred revenue, long-term	4,496	4,716
Warrant liability	2,406	-
Other liabilities	734	785

Total liabilities	22,903	22,544

Commitments and contingencies (see Note 8 to the condensed consolidated financial statements)

Stockholders' equity (net capital deficiency):
Common stock $0.001 par value: 40,000,000 authorized, 23,210,585 and 19,005,153 shares issued and outstanding, respectively, and additional paid-in capital	95,128	90,735
Accumulated deficit	(96,455)	(91,419)
Accumulated other comprehensive income	2	3
Total stockholders' equity (net capital deficiency)	(1,325)	(681)

Total liabilities and stockholder's equity (net capital deficiency)	$21,578	$21,863

See accompanying notes to unaudited condensed consolidated financial statements.

SCIENTIFIC LEARNING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2012	2011
Revenues:
Subscription	$763	$250
License	2,331	5,227
Service and support	3,992	4,958

Total revenues	7,086	10,435

Cost of revenues:
Cost of subscription	263	45
Cost of license	244	315
Cost of service and support	1,836	2,248

Total cost of revenues	2,343	2,608

Gross profit	4,743	7,827

Operating expenses:
Sales and marketing	4,889	4,916
Research and development	2,570	2,904
General and administrative	2,218	2,343

Total operating expenses	9,677	10,163

Operating loss	(4,934)	(2,336)

Interest and other income (expense), net	(59)	12

Loss before provision for income taxes	(4,993)	(2,324)
Provision for income taxes	43	39

Net loss	$(5,036)	$(2,363)

Net loss per share:
Basic net loss per share	$(0.26)	$(0.13)
Diluted net loss per share	$(0.26)	$(0.13)

Weighted average shares used in computation of per share data:
Basic weighted average shares outstanding	19,157	18,749
Diluted weighted average shares outstanding	19,157	18,749

See accompanying notes to unaudited condensed consolidated financial statements.

SCIENTIFIC LEARNING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2012	2011

Net loss	$(5,036)	$(2,363)
Other comprehensive income:
Foreign currency translation adjustments	(1)	-
Unrealized loss on securities	-	(4)

Comprehensive loss	$(5,037)	$(2,367)

See accompanying notes to unaudited condensed consolidated financial statements.

SCIENTIFIC LEARNING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2012	2011
Operating Activities:
Net loss	$(5,036)	$(2,363)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	614	475
Stock based compensation	263	456
Change in fair value of warrant	38
Changes in operating assets and liabilities:
Accounts receivable	2,217	1,711
Prepaid expenses and other current assets	(16)	124
Other assets	(32)	46
Accounts payable	568	(29)
Accrued liabilities	(101)	(671)
Deferred revenue	(2,463)	(1,974)
Other liabilities	(51)	(30)
Net cash used in operating activities	(3,999)	(2,255)

Investing Activities:
Purchases of property and equipment, net	(249)	(372)
Purchases of investments	-	(2,379)
Sales and maturities of investments	-	3,000
Net cash provided by (used in) investing activities	(249)	249

Financing Activities:
Borrowings under bank line of credit	3,000	-
Repayment of borrowings under bank line of credit	(3,000)	-
Proceeds from exercise of options	1	4
Proceeds from issuance of common stock, net	6,511	-
Net settlement of common stock	(14)	(26)
Net cash provided by (used in) financing activities	6,498	(22)

Effect of exchange rate changes on cash and cash equivalents	(1)	-

Increase (decrease) in cash and cash equivalents	2,249	(2,028)

Cash and cash equivalents at beginning of period	5,871	5,415

Cash and cash equivalents at end of period	$8,120	$3,387

Supplemental disclosure of cash flow information
Cash paid for income taxes	$2	$25
Cash paid for interest	$8	$4

Non-cash financing activity
Issuance of common stock warrant in connection with common stock offering	$2,368	$-

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

Liquidity and Cash Flow

In the three months ended March 31, 2012, the Company used $4.0 million cash in operations, while in the three months ended March 31, 2011, it used $2.3 million.  The Company expects to be able to fund its operations through at least March 31, 2013, primarily from its current cash, including approximately $6.5 million in net proceeds from the private offering of its common stock completed on March 28, 2012 as described below and cash available under its credit line from Comerica Bank (“Comerica”).  This will require the Company to achieve certain levels of booked sales, collections, and expenses. If the Company does not have sufficient funds to meet its liquidity needs, it may need to reduce its operating expenses. Reducing its expenses could adversely affect its operations. In addition, the Company may be required to sell assets, issue additional equity securities or incur additional debt, and it may need to obtain waivers or amendments from Comerica in the event it does not comply with its covenants. The Company may not be able to accomplish any of these alternatives.

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

Reclassifications

As a result of the shift in the Company’s business model, beginning in fiscal year 2012, the Company has presented revenues and cost of revenues for subscriptions, licenses, and services and support. The Company has reclassified all prior year amounts to reflect the current year presentation, and the reclassification of prior year amounts did not have an impact on the Company’s total net revenues or results of operations.

Subscription revenue primarily includes revenue from annual or monthly customer subscriptions to the Company’s web-based applications, including Fast ForWord, Reading Assistant, BrainPro, and BrainSpark. License revenue includes revenue from sales of perpetual licenses to the Company’s software applications. Service and support revenue is primarily derived from annual agreements for the Company to host software applications purchased by its customers as perpetual licenses and provide reporting services, support, and maintenance, as well as ad hoc trainings, professional development, consulting, and other technical service agreements.

Interim Financial Information

The interim consolidated financial information as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 is unaudited, and includes all necessary adjustments, which consisted only of normal recurring adjustments, for a fair presentation of the Company’s financial position at such dates and the Company’s results of operations and cash flows for those periods. The balance sheet as of December 31, 2011 has been derived from audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In addition, the results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2012, or for any other period.

These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto and Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

Software and Web Site Development Costs

The Company capitalizes certain software development costs incurred subsequent to the establishment of technological feasibility and amortizes those costs over the estimated lives of the related products. The annual amortization is computed using the straight-line method over the remaining estimated economic life of the product. Technological feasibility is established upon completion of a working model. In the three months ended March 31, 2012, the Company capitalized $46,000 of costs relating to new products that had reached technological feasibility. In the three months ended March 31, 2011, the Company did not capitalize any software development costs. For the three months ended March 31, 2012 and 2011, the Company recorded amortization expense of $39,000 and $25,000, respectively.

The Company also capitalizes costs related to internal use software and website application, infrastructure development and content development costs.  Costs related to preliminary project activities and post implementation activities were expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The capitalized costs are included in “Property and equipment” in the consolidated balance sheets. In each case the software or website is for internal needs, and the Company does not plan to market the software externally. For the three months ended March 31, 2012 and 2011, the Company capitalized approximately $0.1 million and $0.3 million of software and website development costs, respectively. For the three months ended March 31, 2012 and 2011, the Company recorded amortization expense of $0.2 million and $29,000, respectively.

Net Loss Per Share

The Company uses the treasury stock method to reflect the potential dilutive effect of common stock equivalents, including options and restricted stock units. Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution of securities by adding common stock equivalents to the weighted-average number of common shares outstanding during the period, if dilutive.  For the three months ended March 31, 2012, 0.5 million stock options and awards along with 2.5 million common stock warrants were excluded from the calculation of diluted net income per share because their effect is anti-dilutive.  For the three months ended March 31, 2011, 0.7 million stock options and awards were excluded from the calculation of diluted net income per share because their effect is anti-dilutive.

Recent Accounting Pronouncements

Presentation of Comprehensive Income – In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate by consecutive statements. The Company adopted this guidance beginning in fiscal year 2012 and has presented the information in two separate but consecutive statements resulting in the new condensed consolidated statement of comprehensive loss included herein.

There are no other material changes from the pronouncements disclosed in part II, Item 8 – “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2011.

2. Warrant Liability

In connection with the Company’s private common stock offering that closed on March 28, 2012, the Company issued 2,505,852 common stock warrants.  The warrants have an exercise price of $1.82 per share and expire five years from the date of issuance. In addition, the warrants contain a cash settlement provision that may be triggered upon request by the warrant holders if the Company is acquired or a merger event, as defined by the warrant agreement, occurs.  Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, an equity contract that can be settled in cash at the request of the holder must be classified as an asset or a liability. The accounting guidance also requires that the warrants be re-measured at fair value at each reporting date, with the change in fair value recorded in the Company’s condensed consolidated statement of operations. At March 31, 2012 the estimated fair value of the warrants was $2.4 million and is recorded as a liability on the Company’s condensed consolidated balance sheet. The fair value was estimated using the Black-Scholes Merton option pricing model (see Note 3, Fair Value Measurements). Upon exercise or expiration, the fair value of the respective warrants will be reclassified to stockholders’ equity (net capital deficiency).  As of March 31, 2012, all common stock warrants were outstanding.

3. Fair Value Measurements

The Company generally invests its excess cash in money market funds. The portion in cash and cash equivalents represents highly liquid instruments with insignificant interest rate risk and original maturities of three months or less.

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

Cash equivalents consist of money market instruments that have original maturities of 90 days or less. These instruments are valued using quoted prices in active markets and as such are classified in Level 1 of the fair value hierarchy.  The Company had no Level 2 financial instruments as of March 31, 2012 and December 31, 2011.

At March 31, 2012, the Company had outstanding warrants to purchase shares of its common stock.  The warrants are measured at fair value each reporting period and are classified as liabilities with a fair value of $2.4 million at March 31, 2012.  The warrants are valued using the Black-Scholes Merton option pricing model using valuation assumptions determined by management, and are classified as Level 3 in the Company’s fair value hierarchy.  As of March 31, 2012, the Company used the following assumptions when determining the fair value of the common stock warrants.

March 31, 2012
Expected life (in years)	5
Risk-free interest rate	1%
Dividend yield	0%
Expected volatility	65%

The Company assessed the sensitivity of the fair value of the warrants with respect to the assumptions above and noted that a change in the price of our common stock of 10% would affect the fair value of the warrants by 15% or $0.4 million.  A change in volatility of 6.5 percentage points would affect the fair value of the warrants by 9% or $0.2 million.

The following table represents the fair value hierarchy for assets and liabilities, which are measured at fair value on a recurring basis as of March 31, 2012 (in thousands):

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market instruments	$2,297	$-	$-	$2,297
Liabilities:
Common stock warrants	$-	$-	$2,406	$2,406

At December 31, 2011, the Company held $4.6 million of money market instruments, which were classified as Level 1 in the Company’s fair value hierarchy.

4. Share-Based Compensation

The Company granted 57,000 stock options and 45,757 restricted stock units during the three months ended March 31, 2012. The Company granted 47,500 stock options and 58,328 restricted stock units during the three months ended March 31, 2011.

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

Estimated Forfeiture rate – Based on the history of option forfeitures

The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Three months ended March 31,
	2012	2011
Expected life (in years)	5.5	5.5
Risk-free interest rate	1%	2.3%
Dividend yield	0%	0%
Expected volatility	63%	62%
Estimated forfeiture rate	8.5%	7.7%

5. Warranties and Indemnification

The Company generally provides a warranty that the Company’s software products substantially operate as described in the manuals and guides that accompany the software for a period of 90 days. The warranty does not apply in the event of misuse, accident, and certain other circumstances. To date, the Company has not incurred any material costs associated with these warranties and has no accrual for such items at March 31, 2012.

From time to time, the Company enters into contracts that require the Company, upon the occurrence of certain contingencies, to indemnify parties against third party claims. These contingent obligations primarily relate to (i) claims against the Company’s customers for violation of third party intellectual property rights caused by the Company’s products; (ii) claims resulting from personal injury or property damage resulting from the Company’s activities or products; (iii) claims by the Company’s office lessor arising out of the use of the premises; and (iv) agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their activities on behalf of the Company. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations as of March 31, 2012.

6. Bank Line of Credit

On February 9, 2012, the Company amended its existing revolving line of credit agreement with Comerica Bank (“Comerica”).  The amendment lowered the amount that can be borrowed, extended the term of the line of credit, and updated the financial covenants.  The maximum that can be borrowed under the agreement is $5.0 million.  The line expires on December 31, 2013. Borrowing under the line of credit bears interest at a “daily adjusting LIBOR rate”, are subject to reporting covenants requiring the provision of financial statements to Comerica, and, as amended, financial covenants requiring the Company to maintain a specified minimum adjusted quick ratio and a specified level of net worth. The required levels vary over the course of the year.  On March 15, 2012, the company borrowed $3.0 million under the line of credit and repaid the balance on March 29, 2012. There were no borrowings outstanding on the line of credit at March 31, 2012, and the Company was in compliance with all its covenants.

7. Provision for Income Taxes

In the three months ended March 31, 2012 and 2011, the Company recorded income tax expense of $43,000 and $39,000, respectively. The tax expense for the three months ended March 31, 2012 and 2011 consists primarily of deferred tax expense relating to the amortization of acquired goodwill, current state tax expense and current foreign tax expense.

The Company has established and continues to maintain a full valuation allowance against its deferred tax assets as the Company does not believe that the realization of those assets is more likely than not.

At March 31, 2012, the Company has unrecognized tax benefits of approximately $2.8 million. The Company has approximately $15,000 of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company does not believe there will be any material changes in the unrecognized tax positions over the next twelve months. Interest and penalty costs related to unrecognized tax benefits are insignificant and classified as a component of “Provision for income taxes” in the accompanying statements of operations. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Tax returns remain open to examination by the appropriate governmental agencies for tax years 2007 to 2011. The federal and state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. The Company is not currently under audit in any major tax jurisdiction.

8. Commitments and Contingencies

The Company leases office space and equipment under noncancelable operating leases with various expiration dates.
In addition, the company leases certain equipment under capital lease arrangements that extend through 2014 for the amounts of $144,000 remaining in 2012, $57,000 in 2013, and $11,000 in 2014. The Company also makes royalty payments to the institutions who participated in the original research that produced its initial products. The Company’s minimum royalty payments are $150,000 per year through December 31, 2014.

As of March 31, 2012, the Company’s future minimum lease payments and future payments under its royalty agreements are as follows (in thousands):

	Remaining 2012	2013	2014	2015	2016 and thereafter	Total
Contractual Obligations:
Lease obligations	$1,101	$1,299	$11	$-	$-	$2,411
Minimum royalty obligations	-	150	150	-	-	300

Total	$1,101	$1,449	$161	$-	$-	$2,711

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

Overview

We develop, distribute and license technology that accelerates learning by applying proven research on how the brain learns.  We are differentiated by our continuous focus on the “science of learning” – combining advances in the field of brain research with standards-based learning objectives to achieve dramatic student gains. Extensive outcomes research by independent researchers, our founding scientists, school districts and our company demonstrates the rapid and lasting gains achieved through participation in our products. Our products are marketed primarily to K-12 schools in the U.S., to whom we sell through a direct sales force.  To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support.  Since our inception, learners have used our products nearly three million times and over 7,000 schools have purchased at least $10,000 of our product licenses and services.  As of March 31, 2012, we had 227 full-time equivalent employees, compared to 214 at March 31, 2011.

Business Highlights

We market our products primarily as learning acceleration solutions, to be used in a blended model with existing teaching and curriculum materials, at both the elementary and secondary school levels. According to the U.S. Department of Education (USDE), in 2011, 67% of fourth graders in the United States were not “proficient” in reading and 33% performed below the “basic” level. Between 2009 and 2011, there was no change in average fourth grade reading scores. While our installed base is growing, the over 7,000 schools that have purchased at least $10,000 of our product licenses and services represent a small fraction of the approximately 116,000 K-12 schools in the U.S.

States provide school districts with the majority of their funding, and those funds are also sometimes used to purchase our products.  Additionally, federal education funds are a critical resource in helping school districts address the needs of the most challenged learners.  We believe that a significant proportion of our sales are funded by federal sources, particularly Title One (aid for school districts with a high percentage of low-income students) and IDEA (Individuals with Disabilities Education Act, primarily special education) grants.

In the first three months of 2012, school districts continued to focus more attention on balancing operating budgets than on investing in tools to improve student achievement.  We experienced a decline in revenue and booked sales in the first three months of 2012 compared to the first three months of 2011, which we believe again resulted from state budget pressures, uncertainty about future education policies, and an increasing trend toward using federal funds wherever possible to save teacher jobs and core programs rather than on supplemental programs focused on struggling learners. According to the Center on Budget and Policy Priorities, in the 2011-2012 school year, elementary and high schools in at least 37 states are receiving less state funding than in the prior school year, and in at least thirty states, school funding now stands below 2008 levels.

Despite the recent attention school districts have paid to balancing their budgets, we believe our solutions will remain well-positioned for federal Title One, IDEA and competitive funding opportunities such as Race to the Top and School Improvement Grants, due to the continued emphasis on achievement mandates and education reform.

Company Highlights

Our total revenue decreased by 32% during the three months ended March 31, 2012, as compared to the same period in 2011. We experienced a 43% decrease in booked sales in the three months ended March 31, 2012, as compared to the same period in 2011. (Booked sales is a non generally accepted accounting principles (“GAAP”) financial measure. For more explanation on booked sales, see discussion below.) The change in booked sales is due primarily to K-12 sales which decreased by 51% during the three months ended March 31, 2012 as compared to the three ended March 31, 2011. We believe that the decline in booked sales year-to-date reflects continued budget pressures on schools.

In the three months ended March 31, 2012, we closed no transactions in excess of $0.5 million. In the three months ended March 31, 2011, we closed two transactions in excess of $0.5 million totaling $2.0 million. In 2012, we expect to gain traction with our new On Demand (Company-hosted) platform and per student license pricing in the U.S. K-12 market and therefore become less dependent on large transactions. We believe our new On Demand platform will enable us to significantly increase the number of smaller, more predictable transactions and recurring revenue.  In the three months ended March 31, 2012, the recurring portion of our revenue as a percentage of total revenue increased to 43% compared to 29% in the three months ended March 31, 2011.  Non-school booked sales, including private practice, international, direct to consumer, virtual schools and OEM customers, stayed the same in the first quarter of 2012 as compared to 2011.

Operating expenses decreased by 5% during the three month period ended March 31, 2012, as compared to the same period in 2011, which is due primarily to a decrease in research and development expenditures related to the development of our new SaaS platform.

Consolidated Results of Operations

Revenues

The following table sets forth information relating to our revenues (dollar amounts in thousands):

	Three months ended March 31,
	2012	2011	% Change
Subscription	$763	$250	205%
License	2,331	5,227	(55)%
Service and support	3,992	4,958	(20)%

Total revenues	$7,086	$10,435	(32)%

As a result of the shift in our business model, beginning in fiscal year 2012, we have presented revenues and cost of revenues for subscriptions, licenses, and services and support. We have reclassified all prior year amounts to reflect the current year presentation and the reclassification of prior year amounts did not have an impact on our total net revenues or results of operations.

Subscription revenue primarily includes revenue from annual or monthly customer subscriptions to our web-based applications, including Fast ForWord, Reading Assistant, BrainPro, and BrainSpark. We expect that subscription revenue will grow as our customers migrate to the subscription model when they renew their annual contracts and we continue to add new subscription customers.

License revenue includes revenue from sales of perpetual licenses to our software applications. We do not expect perpetual license revenue to return to its levels recorded in prior years as a result of our conversion to a SaaS-based subscription business model.

Service and support revenue is primarily derived from annual agreements for us to host software applications purchased by our customers as perpetual licenses and provide reporting services, support, and maintenance, as well as ad hoc trainings, professional development, consulting, and other technical service agreements. We expect service and support revenue to continue to decline as customers migrate to our user friendly MySciLEARN and shift towards lower-priced web-based trainings.

For the three months ended March 31, 2012, subscription revenue increased by 205% compared to the same period in 2011, mainly as a result of a sales mix shift to On Demand versions of our applications. License revenue decreased by 55% for the three months ended March 31, 2012 compared to the same period in 2011, mainly as a result of lower booked sales in the period and a shift towards subscription sales. Service and support revenue decreased by 20% for the three months ended March 31, 2012 compared to the same period in 2011, primarily due to the decrease in the number of service days delivered, as we continue to shift to web-based training and away from higher-priced on-site services.

We continue to focus on increasing both the number of customers using our applications and the percentage of those customers on the new On Demand MySciLEARN and On Premise SciLEARN Enterprise platforms in order to drive increased recurring revenue. In the first quarter of 2012 we released an updated version of the MySciLEARN On Demand platform as well as our new Reading Assistant product for the On Premise SciLEARN Enterprise platform. At March 31, 2012, the total number of active school sites has increased 6% to 3,272, compared to December 31, 2011, with 29% of those sites using the MySciLEARN On-Demand platform to access our applications. We expect that the MySciLEARN platform will increase the proportion of our revenue that is recurring.  Over time, we expect that MySciLEARN, together with new per student pricing options we introduced in the second quarter of 2011 and changes in our business model, will increase our volume of smaller transactions, shorten sales cycles, and increase our ability to drive predictable, recurring revenue. For the three months ended March 31, 2012 compared to the same period in 2011, our transaction count increased 61% from 277 transactions to 447 transactions. For the three months ended March 31, 2012 compared to the same period in 2011, the recurring portion of our revenue stream increased 1% to $3.0 million. The following table sets forth information relating to our recurring revenues (dollar amounts in thousands):

	Three Months Ended March 31,
	2012	2011	% Change
Recurring:1
Subscription	$763	$369	107%
Service and support	2,274	2,634	(14)%

Total recurring revenue	3,037	3,003	1%

Non-recurring:
License	2,331	5,108	(54)%
Service and support	1,718	2,324	(26)%

Total non-recurring revenue	4,049	7,432	(46)%

Total revenues	$7,086	$10,435	(32)%

Recurring revenue as a % of total revenue	43%	29%
Non-recurring revenue as a % of total revenue	57%	71%

1Recurring revenue is GAAP revenue recognized in the current period that is derived from subscription fees paid by US and international customers to access our applications, on-line consumer products, and web-delivered reporting tools and from support and  maintenance fees paid by our customers, who previously purchased perpetual software products.

Historically, our non-recurring revenue has resulted primarily from sales of perpetual licenses of on-premise software and the delivery of service days, and much of our revenue has resulted from a small number of relatively large transactions. However with the change in our sales model, this was not the case for the three months ended March 31, 2012 where our sales mix has shifted to a larger volume of smaller transactions.

Booked sales

Booked sales are a non-GAAP financial measure that management uses to evaluate current selling activity. We believe that booked sales is a useful metric for investors as well as management because it is the most direct measure of current demand for our products and services. Booked sales equals the total value (net of allowances) of subscriptions, licenses, and services and support invoiced in the period. Revenue on a GAAP basis is recorded for booked sales when all four of the requirements for revenue recognition have been met; if any of the requirements to recognize revenue are not met, the sale is recorded as deferred revenue. We use booked sales information for resource allocation, planning, compensation and other management purposes. We believe that revenue is the most comparable GAAP measure to booked sales. However, booked sales should not be considered in isolation from revenue, and is not intended to represent a substitute measure of revenue or any other performance measure calculated under GAAP.

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the three months ended March 31, 2012 and 2011 (dollar amounts in thousands):

	Three Months Ended March 31,
	2012	2011	% Change
Total deferred revenue beginning of period	$17,322	$21,871	(21)%
Booked sales	4,615	8,083	(43)%
Less: revenue recognized	7,086	10,435	(32)%
Other adjustments	8	378	(98)%

Total deferred revenue end of period	$14,859	$19,897	(25)%

Booked sales in the K-12 sector decreased by 51% to $3.3 million in the three months ended March 31, 2012 compared to $6.7 million in the three months ended March 31, 2011. As described above, during the quarter ended March 31, 2012, state and local budget pressures continued to cause many school districts to struggle to maintain their core functions. Booked sales to the K-12 sector were 71% and 83% of total booked sales for the three months ended March 31, 2012 and 2011, respectively. “Other adjustments” in the three months ended March 31, 2012 consist primarily of changes in license terms which affected deferred revenue. “Other adjustments” in the three months ended March 31, 2011 consist primarily of the deferral of revenue and the related receivable for booked sales with Free-On-Board (“FOB”) destination delivery terms that were not delivered at the end of the fourth quarter 2010.

Historically, large booked sales, which we define as transactions totaling more than $500,000, have been an important indicator of mainstream education industry acceptance and an important factor in reaching our goal of increasing sales force productivity.  In the first three months of 2012, budget shortfalls of our customers and potential customers continued to make it difficult to close large deals in our pipeline. In the three months ended March 31, 2012, we closed no transactions in excess of $0.5 million. In the three months ended March 31, 2011, we closed two transactions in excess of $0.5 million, representing 24% of our booked sales in that period.

Large booked sales include volume and negotiated discounts but the percentage discount applicable to any given transaction will vary and the relative percentage of large booked sales and smaller booked sales in a given quarter may fluctuate.  Because we discount license fees but do not discount service and support fees for non-subscription orders, license booked sales and revenue are disproportionately affected by discounting.  We cannot predict the size and number of large transactions in the future. MySciLEARN, together with new per student pricing options we introduced in the second quarter of 2011 and changes in our business model, are designed to decrease our dependence on large transactions by increasing our volume of smaller transactions and shortening sales cycles. We continue to focus on increasing the percentage of recurring, predictable sales. In the three months ended March 31, 2012 compared to the same period in 2011, the recurring portion of our booked sales decreased 8% to $2.0 million. The decrease was primarily due to a multi-year seven figure deal booked in the first quarter of 2011. Recurring booked sales as a percentage of total booked sales increased to 44% from 27%.The following table sets forth information relating to our recurring booked sales (dollar amounts in thousands):

	Three months ended March 31,
	2012	2011	% Change
Recurring booked sales1	$2,031	$2,210	(8)%
Non-recurring booked sales	2,584	5,873	(56)%

Total booked sales	$4,615	$8,083	(43)%

Recurring booked sales as a % of total booked sales	44%	27%
Non-recurring booked sales as a % of total booked sales	56%	73%

1 Booked sales of recurring contracts is a non-GAAP measure of predictable sales that generate recurrent revenue, which is a GAAP measure defined above.

Booked sales to non-school customers stayed relatively consistent in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Although the current economic and financial conditions along with federal, state and local budget pressures make for an uncertain funding environment for our customers, we remain optimistic about our growth prospects in the K-12 and non-school markets. However, achieving our growth objectives will depend on increasing customer acceptance of our products, which requires us to continue to focus on improving our products’ ease of use, their fit with school requirements, and our connection with classroom teachers and administrators. Our K-12 growth prospects are also influenced by factors outside our control, including general economic conditions and the overall level, certainty and allocation of state, local and federal funding. While federal funding for education has grown steadily over the last few decades, the current level of federal spending and the federal deficit are putting pressure on all areas in the federal budget. States continue to experience severe budget pressure from the adverse conditions in the job, housing and credit markets. These conditions may continue to impact state education spending.

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

Gross Profit and Cost of Revenues

The following table sets forth information relating to our gross profit (dollar amounts in thousands):

	Three months ended March 31,
	2012	2011
Gross profit on subscriptions	$500	$205
Gross profit on licenses	2,087	4,912
Gross profit on service and support	2,156	2,710

Total gross profit	$4,743	$7,827

Gross profit margin on subscriptions	66%	82%
Gross profit margin on licenses	90%	94%
Gross profit margin on service and support	54%	55%
Total gross profit margin	67%	75%

The overall gross profit margin decreased by 8% in the three months ended March 31, 2012 compared to the same period in 2011 due primarily to fixed costs for our infrastructure related to our hosting and subscription revenue, as well as minimum royalty payments, amortization of purchased software, and freight and fulfillment charges spread over significantly lower total revenues.

Gross profit margin on subscriptions decreased by 16% in the three months ended March 31, 2012 compared to the same period in 2011.  Subscription revenue for the three months ended March 31, 2011 consisted of international and consumer sales which has a higher gross margin.  For the three months ended March 31, 2012, subscription revenue included revenue from annual or monthly customer subscriptions to our web-based applications, including Fast ForWord, Reading Assistant, BrainPro, and BrainSpark.  These applications require an increased level of infrastructure costs, which resulted in a decrease in the gross profit margin as compared to the same period in the prior year.

License gross margins decreased to 90% from 94% due to fixed costs for minimum royalty payments, amortization of purchased software, and freight and fulfillment charges spread over lower license revenue.

Service and support margins were essentially flat.

Operating Expenses

The following table sets forth information relating to our expenses (dollar amounts in thousands):

	Three months ended March 31,
	2012	2011	% Change
Sales and marketing	$4,889	$4,916	(1)%
Research and development	2,570	2,904	(12)%
General and administrative	2,218	2,343	(5)%

Total operating expenses	$9,677	$10,163	(5)%

Sales and Marketing Expenses: Sales and marketing expenses consist principally of salaries and incentive compensation paid to employees engaged in sales and marketing activities, travel costs, tradeshows, conferences, and marketing and promotional materials. Sales and marketing stayed relatively consistent for the three months ended March 31, 2012 compared to the same period in 2011. At March 31, 2012, we had 49 quota-bearing sales personnel compared to 49 at March 31, 2011.

Research and Development Expenses: Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs. Research and development expenses decreased $0.3 million in the three months ended March 31, 2012 compared to the same period in 2011 primarily due to a decrease in headcount and less spending on development as the second version of our On Demand offering was released early in 2012.

General and Administrative Expenses: General and administrative expenses principally consist of salaries and compensation paid to our executives, accounting staff and other support personnel, as well as travel expenses for these employees, and outside legal and accounting fees. The $0.1 million decrease in general and administrative expenses in the three months ended March 31, 2012 compared to the same period in 2011 is primarily due to the decrease in consulting expenses relating to system implementations occurring in the first quarter of 2011.

Provision for Income Taxes

In the three months ended March 31, 2012, we recorded income tax expense of $43,000. The tax expense for the three months ended March 31, 2012 consists primarily of deferred tax expense relating to the amortization of acquired goodwill, current state tax expense and current foreign tax expense.

In the three months ended March 31, 2011, we recorded income tax expense of $39,000. The tax expense for the three months ended March 31, 2011 consists primarily of deferred tax expense relating to the amortization of acquired goodwill and state tax expense.

The Company has established and continues to maintain a full valuation allowance against its deferred tax assets as the Company does not believe that realization of those assets is more likely than not. There was no change in our valuation allowance for the three months ended March 31, 2012.

Our effective tax rate was (0.9)% for the three months ended March 31, 2012 compare to (1.7)% for the three months ended March 31, 2011.

Liquidity and Capital Resources

Our cash and cash equivalents were $8.1 million at March 31, 2012, compared to $5.9 million at December 31, 2011.

We expect that during at least the next twelve months our current cash balances, including approximately $6.5 million in net proceeds from a private offering of our common stock that was completed on March 28, 2012, and cash available under our credit line will be our primary sources of liquidity and will be sufficient to provide the necessary funds for our operations and capital expenditures.  Historically, we have typically used cash in our operations during the first half of the year and generated cash from operations in the second half. This pattern results largely from our seasonally low sales in the first and fourth calendar quarters, which reflects our industry pattern, and the time needed to collect on sales made towards the end of the second quarter.  We expect that this pattern will continue, and that we will use cash in operations during the first half of 2012 and that our current cash balances and credit line will be sufficient to fund our operating requirements during that period. Accomplishing this, however, will require us to achieve certain levels of booked sales, collections, and expenses. We cannot assure you that we will achieve these levels.  If we are unable to achieve the needed booked sales and collections levels, we expect to reduce our expenses to ensure that we have sufficient liquidity to continue our operations through at least March 31, 2013. Reducing expenses significantly beyond our current plans could have a negative impact on our future growth potential.  In addition, we may be required to sell assets, issue additional equity securities or incur additional debt, and we may need to obtain waivers or amendments from Comerica Bank (“Comerica”) in the event we do not comply with our covenants. We may not be able to accomplish any of these alternatives.

On March 28, 2012, we closed our sale of 4,176,420 shares of common stock at a price of $1.73 per share in a private offering to several investors, which resulted in approximately $6.5 million in net proceeds.  As a part of the transaction, we issued warrants to the investors to purchase an aggregate of 2,505,852 additional shares of common stock.  These warrants have an exercise price of $1.82 per share and are exercisable until 60 months after the issuance.

The 2,505,852 warrants issued contain a cash settlement provision that may be triggered upon request by the warrant holders if we are acquired or a merger event, as defined by the warrant agreement, occurs.  Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, an equity contract that can be settled in cash at the request of the holder must be classified as an asset or a liability. The accounting guidance also requires that the warrants be re-measured at fair value at each reporting date, with the change in fair value recorded in our condensed consolidated statement of operations. At March 31, 2012 the estimated fair value of the warrants was $2.4 million and is recorded as a liability on the our condensed consolidated balance sheet. The fair value was estimated using the Black-Scholes Merton option pricing model. Upon exercise or expiration, the fair value of the respective warrants will be reclassified to stockholders’ equity (net capital deficiency).  As of March 31, 2012, all common stock warrants were outstanding.

On February 9, 2012, we amended and restated our revolving line of credit agreement with Comerica.  The amendment lowered the amount that can be borrowed, extended the term of the line of credit, and updated the financial covenants.  The maximum that can be borrowed under the agreement is $5.0 million and the line expires on December 31, 2013. Borrowing under the line of credit bears interest at a “daily adjusting LIBOR rate” and is subject to reporting covenants requiring us to provide financial statements to Comerica and financial covenants requiring us to maintain a specified minimum adjusted quick ratio and a specified level of net worth, of which the required levels vary over the course of the year. On March 15, 2012, we borrowed $3.0 million under the line of credit that we repaid on March 29, 2012.  As of March 31, 2012, we were in compliance with all applicable covenants of the credit line. If we do not comply with the covenants, we risk being unable to borrow under the credit line.

Net cash used in operating activities for the three months ended March 31, 2012 was $4.0 million compared to cash used of $2.3 million during the three months ended March 31, 2011. The increase of cash used in operating activities was primarily the result of lower levels of booked sales in the period.

Net cash used in investing activities for the three months ended March 31, 2012 was $0.2 million compared to net cash provided by investing activities of $0.2 million for the three months ended March 31, 2011. In the three months ended March 31, 2012, we had $0.2 million of net purchases of property and equipment. In the three months ended March 31, 2011, net sales of investments were $0.6 million offset in part by $0.4 million of equipment purchases.

Financing activities for the three months ended March 31, 2012 and 2011 included $6.5 million and zero, respectively, from proceeds from the issuance of common stock as part of our private offering.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations and Commitments

There have been no material changes during the period covered by this report, outside of the ordinary course of our business, to the contractual obligations specified in the table disclosed in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

As discussed in our most recent Report on Form 10-K, the estimates, assumptions and judgments pertaining to revenue recognition, income taxes, stock-based compensation and the capitalization of software development costs and website development costs are the most critical assumptions to understand in order to evaluate our reported financial results. As a result of the Company’s issuance of common stock warrants in March 2012, we have updated our application of critical accounting policies to include our policy for the warrant liability.

Warrant Liability

In connection with our private common stock offering that closed on March 28, 2012, we issued 2,505,852 common stock warrants.  The warrants have an exercise price of $1.82 per share and expired five years from the date of issuance. In addition, the warrants contain a cash settlement provision that may be triggered upon request by the warrant holders if we are acquired or a merger event occurs.  Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, an equity contract that can be settled in cash at the request of the holder must be classified as an asset or a liability. The accounting guidance also requires that the warrants be re-measured at fair value at each reporting date, with the change in fair value recorded in our condensed consolidated statement of operations. At March 31, 2012 the estimated fair value of the warrants was $2.4 million and is recorded as a liability on our condensed consolidated balance sheets. The fair value was estimated using the Black-Scholes Merton option pricing model, which requires the input of highly subjective assumptions as determined by the Company’s management. To the extent these assumptions change in future periods, the fair value of the common stock warrants may increase or decrease and the change in fair value will be recorded in the Company’s results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price. We had no investments subject to market risk at March 31, 2012.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. All of our cash and cash equivalents are held with Comerica Bank in either our money market or operating account. Declines in interest rates, however, will reduce future interest income. During the three months ended March 31, 2012, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income.

Foreign currency exchange risk

Our sales contracts are primarily denominated in U.S. dollars and, therefore, the majority of our revenues are not subject to foreign currency risk. We are directly exposed to changes in foreign exchange rates to the extent such changes affect our expenses related to our foreign assets and liabilities. Our only exposure in regard to our foreign assets and liabilities is with our Chinese subsidiary whose functional currency is the Chinese Renminbi. For the three months ended March 31, 2012 and 2011, our foreign currency exchange risk was not material and we do not expect it to become material in the next twelve months.

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

As required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, and concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, and such risk factors are incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosure

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Refer to the Exhibit Index for a list of the exhibits being filed or furnished with or incorporated by reference into this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2012

Scientific Learning Corporation
(Registrant)

/s/ Robert E. Feller

Robert E. Feller
Chief Financial Officer

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-24547	5/7/2007	3.1
3.2	Amended and Restated Bylaws	S-1/A	333-143093	7/16/2007	3.2
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	S-1/A	333-143093	7/16/2007	3.3
4.1	Form of Warrant to Purchase Common Stock	8-K	000-24547	3/23/2012	4.1
10.1	Amended and Restated Loan and Security Agreement dated February 9, 2012 between the Company and Comerica Bank	8-K	000-24547	2/16/2012	10.1
10.2	2012 Scientific Learning Bonus Plan	8-K	000-24547	2/28/2012	10.1
10.3	Securities Purchase Agreement by and among Scientific Learning Corporation and the Investors (defined therein), dated as of March 22, 2012	8-K	000-24547	3/23/2012	10.1
10.4	Independent Contractor Project Assignment between the Registrant and Paula A. Tallal effective January 1, 2012	8-K	000-24547	3/30/2012	10.17
10.5	Independent Contractor Project Assignment between the Registrant and School Executive Consulting (for Michael Moses services) effective January 1, 2012	8-K	000-24547	3/30/2012	10.20
10.6	Independent Contractor Project Assignment between the Registrant and Shari Simon effective January 1, 2012	8-K	000-24547	3/30/2012	10.22
31.1	Certification of Chief Executive Officer (Section 302)	—	—	—	—	X
31.2	Certification of Chief Financial Officer (Section 302)	—	—	—	—	X
32.1	Certification of Chief Executive Officer (Section 906)	—	—	—	—	X
32.2	Certification of Chief Financial Officer (Section 906)	—	—	—	—	X
101**	The following materials from Scientific Learning Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Shareholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text	—	—	—	—

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