Form 10-Q
period 2012-06-30
SCIENTIFIC LEARNING CORP
filed 2012-08-14
CIK 1042173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:☒  No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes:☒ No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

As of August  10,  2012,  there were 23,362,281 shares of Common Stock outstanding.

PART I –  FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC LEARNING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$3,196	$5,871
Accounts receivable, net of allowance for doubtful accounts of $176 and $159, respectively	4,279	4,433
Prepaid expense and other current assets	1,228	1,709

Total current assets	8,703	12,013

Property and equipment, net	2,907	3,326
Goodwill	4,568	4,568
Intangible assets	260	518
Other assets	1,160	1,438
Total assets	$17,598	$21,863

Liabilities and stockholders’ equity (net capital deficiency)
Current liabilities:
Accounts payable	$1,109	$881
Accrued liabilities	2,963	3,556
Deferred revenue, short-term	10,424	12,606

Total current liabilities	14,496	17,043

Deferred revenue, long-term	4,409	4,716
Warrant liability	2,080	-
Other liabilities	726	785

Total liabilities	21,711	22,544

Commitments and contingencies (see Note 8 to the condensed consolidated financial statements)

Stockholders' equity (net capital deficiency):
Common stock $0.001 par value: 40,000,000 authorized, 23,362,281 and 19,005,153 shares issued and outstanding, respectively, and additional paid-in capital	95,480	90,735
Accumulated deficit	(99,596)	(91,419)
Accumulated other comprehensive income	3	3
Total stockholders' equity (net capital deficiency)	(4,113)	(681)

Total liabilities and stockholder's equity (net capital deficiency)	$17,598	$21,863

See accompanying notes to unaudited condensed consolidated financial statements.

SCIENTIFIC LEARNING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

Three months ended June 30,	Six months ended June 30,
2012	2011	2012	2011
Revenues:
Subscription	$921	$384	$1,684	$863
License	2,569	6,901	4,900	12,029
Service and support	3,658	5,112	7,650	9,940

Total revenues	7,148	12,397	14,234	22,832

Cost of revenues:
Cost of subscription	242	51	505	96
Cost of license	255	331	499	646
Cost of service and support	1,594	1,986	3,430	4,234

Total cost of revenues	2,091	2,368	4,434	4,976

Gross profit	5,057	10,029	9,800	17,856

Operating expenses:
Sales and marketing	4,378	4,477	9,267	9,393
Research and development	1,933	2,550	4,503	5,454
General and administrative	1,971	2,078	4,189	4,421

Total operating expenses	8,282	9,105	17,959	19,268

Operating income (loss)	(3,225)	924	(8,159)	(1,412)

Interest and other income, net	124	3	65	15

Income (loss) before provision for income taxes	(3,101)	927	(8,094)	(1,397)
Provision for income taxes	40	43	83	82

Net income (loss)	$(3,141)	$884	$(8,177)	$(1,479)

Net income (loss) per share:
Basic net income (loss) per share	$(0.14)	$0.05	$(0.39)	$(0.08)
Diluted net income (loss) per share	$(0.14)	$0.05	$(0.39)	$(0.08)

Weighted average shares used in computation of per share data:
Basic weighted average shares outstanding	23,263	18,812	21,210	18,770
Diluted weighted average shares outstanding	23,263	19,485	21,210	18,770

See accompanying notes to unaudited condensed consolidated financial statements.

SCIENTIFIC LEARNING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net income (loss)	$(3,141)	$884	$(8,177)	$(1,479)
Other comprehensive income:
Foreign currency translation adjustments	-	-	(1)	-
Unrealized loss on securities	-	-	-	(4)

Comprehensive income (loss)	$(3,141)	$884	$(8,178)	$(1,483)

See accompanying notes to unaudited condensed consolidated financial statements.

SCIENTIFIC LEARNING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)
Six months ended June 30,
2012	2011
Operating Activities:
Net loss	$(8,177)	$(1,479)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,225	915
Impairment charge	200	-
Stock based compensation	485	740
Change in fair value of warrant	(288)	-
Changes in operating assets and liabilities:
Accounts receivable	154	(1,054)
Prepaid expenses and other current assets	481	376
Other assets	(5)	19
Accounts payable	228	(36)
Accrued liabilities	(593)	(383)
Deferred revenue	(2,489)	(4,107)
Other liabilities	(59)	(24)
Net cash used in operating activities	(8,838)	(5,033)

Investing Activities:
Purchases of property and equipment, net	(465)	(1,492)
Purchases of investments	-	(3,584)
Sales and maturities of investments	-	6,500
Net cash provided by (used in) investing activities	(465)	1,424

Financing Activities:
Borrowings under bank line of credit	3,000	-
Repayment of borrowings under bank line of credit	(3,000)	-
Proceeds from exercise of options	148	178
Proceeds from issuance of common stock, net	6,511	-
Net settlement of common stock	(31)	(99)
Net cash provided by financing activities	6,628	79

Effect of exchange rate changes on cash and cash equivalents	-	-

Decrease in cash and cash equivalents	(2,675)	(3,530)

Cash and cash equivalents at beginning of period	5,871	5,415

Cash and cash equivalents at end of period	$3,196	$1,885

Supplemental disclosure of cash flow information
Cash paid for income taxes	$32	$25
Cash paid for interest	$16	$6

Non-cash financing activity
Issuance of common stock warrant in connection with common stock offering	$2,368	$-

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

Liquidity and Cash Flow

In the six months ended June 30, 2012, the Company used $8.8 million cash in operations, while in the six months ended June 30, 2011, it used $5.0 million.  The Company expects to be able to fund its operations through at least June 2013, primarily from its current cash balances and cash borrowings available under its credit line from Comerica Bank (“Comerica”).  However, this plan is dependent upon (1) achieving certain levels of booked sales, (2) the successful implementation of planned restructuring activities, which are primarily comprised of headcount reductions, (3) improved cash flows from operating activities as a result of expense reductions, and (4) the continued availability and seasonal usage of our line of credit with Comerica.  A provision in our line of credit agreement enables Comerica to prevent the Company from borrowing or request that any outstanding borrowings be repaid at any time, regardless of whether covenants are met.  As such, it is not certain that the Company will be able to draw on its line, and may need to seek additional funding sources. The Company’s ability to continue as a going concern is dependent upon many factors.  This plan will require the Company to achieve certain levels of booked sales, cash collections, and expenses. If the Company does not have sufficient funds to meet its liquidity needs, it may need to further reduce its operating expenses. Reducing its expenses could adversely affect its operations. In addition, the Company may be required to sell assets, issue additional equity securities or incur additional debt, and it may need to obtain waivers or amendments from Comerica in the event it does not comply with its covenants. The Company may not be able to accomplish any of these alternatives.

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

Reclassifications

As a result of the shift in the Company’s business model, beginning in 2012, the Company has presented revenues and cost of revenues for subscriptions, licenses, and services and support. The Company has reclassified all prior year amounts to reflect the current year presentation, and the reclassification of prior year amounts did not have an impact on the Company’s total net revenues or results of operations.

Subscription revenue primarily includes revenue from annual or monthly customer subscriptions to the Company’s web-based applications, including Fast ForWord,  Reading Assistant,  and BrainPro. License revenue includes revenue from sales of perpetual licenses to the Company’s software applications. Service and support revenue is primarily derived from annual agreements for the Company to host software applications purchased by its customers through perpetual licenses and provide reporting services, support, and maintenance, as well as ad hoc trainings, professional development, consulting, and other technical service agreements.

Interim Financial Information

The interim consolidated financial information as of June 30, 2012 and for the three and six months ended June 30,  2012 and 2011 is unaudited, and includes all necessary adjustments, which consisted only of normal recurring adjustments, for a fair presentation of the Company’s financial position at such dates and the Company’s results of operations and cash flows for those periods. The balance sheet as of December 31, 2011 has been derived from audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In addition, the results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the entire year ending December 31, 2012, or for any other period.

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

Software and Web Site Development Costs

The Company capitalizes certain software development costs incurred subsequent to the establishment of technological feasibility and amortizes those costs over the estimated lives of the related products. The annual amortization is computed using the straight-line method over the remaining estimated economic life of the product. Technological feasibility is established upon completion of a working model. In the three and six months ended June 30, 2012, the Company capitalized  $10,000 and  $56,000, respectively, of costs relating to new products that had reached technological feasibility. In the three and six months ended June 30, 2011, the Company did not capitalize any software development costs. For the three and six months ended June 30,  2012, the Company recorded amortization expense of  $44,000 and  $83,000, respectively. For the three and six months ended June 30, 2011, the Company recorded amortization expense of $24,000 and  $49,000, respectively.

The Company also capitalizes costs related to internal use software and website application, infrastructure development and content development costs.  Costs related to preliminary project activities and post implementation activities were expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The capitalized costs are included in “Property and equipment” in the consolidated balance sheet. In each case the software or website is for internal needs, and the Company does not plan to market the software externally. For the three and six months ended June 30, 2012, the Company capitalized approximately $0.2 million and $0.3 million of software and website development costs, respectively. For the three and six months ended June 30, 2011, the Company capitalized approximately $0.4 million and $0.7 million of software and website development costs, respectively. For the three and six months ended June 30, 2012, the Company recorded amortization expense of $0.2 million and $0.4 million respectively. For the three and six months ended June 30, 2011, the Company recorded amortization expense of $0.1 million and $0.2 million, respectively.

Net Loss Per Share

The Company uses the treasury stock method to reflect the potential dilutive effect of common stock equivalents, including options and restricted stock units. Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution of securities by adding common stock equivalents to the weighted-average number of common shares outstanding during the period, if dilutive.  For the three and six months ended June 30, 2012, 2.3 million and 2.2 million stock options and awards along with 2.5 million common stock warrants were excluded from the calculation of diluted net loss per share because their effect is anti-dilutive.  For the three and six months ended June 30, 2011, 1.2 million and 1.9 million stock options and awards were excluded from the calculation of diluted net income (loss) per share because their effect is anti-dilutive.

The following table sets forth the computation of net income (loss) per share (in thousands, expect per share data):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income (loss)	$(3,141)	$884	$(8,177)	$(1,479)

Basic weighted average shares outstanding	23,263	18,812	21,210	18,770
Effect of dilutive securities:
Employee stock options and awards	-	673	-	-

Diluted weighted average shares outstanding	23,263	19,485	21,210	18,770

Net income (loss) per share:
Basic net income (loss) per share	$(0.14)	$0.05	$(0.39)	$(0.08)
Diluted net income (loss) per share	$(0.14)	$0.05	$(0.39)	$(0.08)

Recent Accounting Pronouncements

Presentation of Comprehensive Income – In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this guidance beginning in 2012 and has presented the information in two separate but consecutive statements resulting in the new condensed consolidated statement of comprehensive loss included herein.

There are no other material changes from the pronouncements disclosed in part II, Item 8 – “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2011.

2. Warrant Liability

In connection with the Company’s private common stock offering that closed on March 28, 2012, the Company issued 2,505,852 common stock warrants.  The warrants have an exercise price of $1.82 per share and expire five years from the date of issuance. In addition, the warrants contain a cash settlement provision that may be triggered upon request by the warrant holders if the Company is acquired or a merger event, as defined by the warrant agreement, occurs.  Under the FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, an equity contract that can be settled in cash at the request of the holder must be classified as an asset or a liability. The accounting guidance also requires that the warrants be re-measured at fair value at each reporting date, with the change in fair value recorded in the Company’s condensed consolidated statement of operations. At June 30, 2012 the estimated fair value of the warrants was $2.1 million and is recorded as a liability on the Company’s condensed consolidated balance sheet. For the three and six months ended June 30, 2012, there was a decrease of $326,000 and $288,000, respectively, to the warrant liability which was recorded in interest and other income on the condensed consolidated statement of operations. The fair value was estimated using the Black-Scholes Merton option pricing model (see Note 3, Fair Value Measurements). Upon exercise or expiration, the fair value of the respective warrants will be reclassified to stockholders’ equity (net capital deficiency).  As of June 30, 2012, all common stock warrants were outstanding.

3. Fair Value Measurements

A portion of the Company’s cash and cash equivalents are held in money market funds, which are highly liquid instruments with insignificant interest rate risk and original maturities of three months or less.

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

Cash equivalents consist of money market instruments that have original maturities of 90 days or less. These instruments are valued using quoted prices in active markets and as such are classified in Level 1 of the fair value hierarchy.  The Company had no Level 2 financial instruments as of June 30, 2012 and December 31, 2011.

At June 30, 2012, the Company had outstanding warrants to purchase shares of its common stock, which were issued on March 28, 2012.  The warrants are measured at fair value each reporting period and are classified as liabilities with a fair value of $2.1 million at June 30, 2012.  The warrants are valued using the Black-Scholes Merton option pricing model using valuation assumptions determined by management and are classified as Level 3 in the Company’s fair value hierarchy.  As of June 30, 2012, the Company used the following assumptions when determining the fair value of the common stock warrants.

June 30, 2012
Expected life (in years)	4.75
Risk-free interest rate	0.68%
Dividend yield	0%
Expected volatility	66%

The Company assessed the sensitivity of the fair value of the warrants with respect to the assumptions above and noted that a change in the price of our common stock of 10% would affect the fair value of the warrants by 15% or $0.3 million.  A change in volatility of 10% would affect the fair value of the warrants by 9% or $0.2 million.

The following table summarizes the changes in fair value for the outstanding common stock warrants for the quarter ended June 30, 2012  (in thousands):

Balance at March 31, 2012	$2,406
Total change in fair value	(326)
Balance at June 30, 2012	$2,080

The following table represents the fair value hierarchy for assets and liabilities, which are measured at fair value on a recurring basis as of June 30, 2012 (in thousands):

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market instruments	$1,298	$-	$-	$1,298
Liabilities:
Common stock warrants	$-	$-	$2,080	$2,080

At December 31, 2011, the Company held $4.6 million of money market instruments, which were classified as Level 1 in the Company’s fair value hierarchy.

4.  Share-Based Compensation

The Company granted 182,000 stock options and 113,257 restricted stock units during the six months ended June 30, 2012. The Company granted 79,500 stock options and 78,328 restricted stock units during the six months ended June 30, 2011.

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

Dividend yield – As the Company has not paid, nor does it currently plan to pay, dividends in the future, the assumed dividend yield is zero.

Estimated Forfeiture rate – Based on the history of option forfeitures.

The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Expected life (in years)	5.5	5.5	5.5	5.5
Risk-free interest rate	1.2%	2.4%	1.1%	2.3%
Dividend yield	0%	0%	0%	0%
Expected volatility	63%	62%	63%	62%
Estimated forfeiture rate	8.5%	7.7%	8.5%	7.7%

5. Warranties and Indemnification

The Company generally provides a warranty that the Company’s software products will substantially operate as described in the manuals and guides that accompany the software for a period of 90 days. The warranty does not apply in the event of misuse, accident, and certain other circumstances. To date, the Company has not incurred any material costs associated with these warranties and has no accrual for such items at June 30, 2012.

From time to time, the Company enters into contracts that require the Company, upon the occurrence of certain contingencies, to indemnify parties against third party claims. These contingent obligations primarily relate to (i) claims against the Company’s customers for violation of third party intellectual property rights caused by the Company’s products; (ii) claims resulting from personal injury or property damage resulting from the Company’s activities or products; (iii) claims by the Company’s office lessor arising out of the use of the premises; and (iv) agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their activities on behalf of the Company. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations as of June 30, 2012.

6. Bank Line of Credit

On February 9, 2012, the Company amended its existing revolving line of credit agreement with Comerica Bank (“Comerica”).  The amendment lowered the amount that can be borrowed, extended the term of the line of credit, and updated the financial covenants.  The maximum that can be borrowed under the agreement is $5.0 million.  The line now expires on December 31, 2013. Borrowings under the line of credit bear interest at Prime plus 1.25%, are subject to reporting covenants requiring the provision of financial statements to Comerica, and, as amended, financial covenants requiring the Company to maintain a specified minimum adjusted quick ratio and a specified level of net worth. The required levels vary over the course of the year.  On March 15, 2012, the Company borrowed $3.0 million under the line of credit and repaid the balance on March 29, 2012.

On June 12, 2012, the Company and Comerica entered into the First Amendment to their Amended and Restated Loan and Security Agreement entered into in February 2012 (the “Restated Agreement”). The amendment changed the adjusted quick ratio to 1.15:1.00 and amended the minimum net worth requirement, which varies over the term of the Restated Agreement. Compliance with these covenants is to be assessed monthly in the event that there are outstanding borrowings. Otherwise compliance with the covenants is to be assessed quarterly. There were no borrowings outstanding on the line of credit at June 30, 2012, and the Company was in compliance with all its covenants.  Subsequent to June 30, 2012, the Company drew down $4.9 million of the $5.0 million available under its line of credit with Comerica pursuant to the terms of its amended and Restated Agreement.

On August 14, 2012, the Company and Comerica entered into the Second Amendment to its Amended and Restated Loan and Security Agreement entered into in February 2012 (the “Second Restated Agreement”). Under the terms of the Second Restated Agreement, the financial covenants have been amended as follows: (1) amended the adjusted quick ratio requirement to varying levels, which range from 0.6:1.0 to 1.0:1.0, over the  term of the agreement; (2) added a booked sales to plan ratio covenant whereby the Company is required to maintain certain levels of booked sales on a three-month rolling basis; (3) added a minimum cash balance covenant whereby the Company is required to maintain a minimum cash balance of $2.0 million; and (4) removed the net worth covenant.  Compliance with these covenants is required to be maintained on a monthly basis.

7.  Provision for Income Taxes

In the three and six months ended June  30, 2012, the Company recorded income tax expense of  $40,000 and  $83,000, respectively. The tax expense for the three and six months ended June 30, 2012 consists primarily of deferred tax expense relating to the amortization of acquired goodwill, current state tax expense and current foreign tax expense. In the three and six months ended June 30, 2011, the Company recorded income tax expense of $43,000 and $82,000, respectively. The tax expense for the three and six months ended June  30,  2011 consists primarily of deferred tax expense relating to the amortization of acquired goodwill, current state tax expense and current foreign tax expense.

The Company has established and continues to maintain a full valuation allowance against its deferred tax assets as the Company does not believe that the realization of those assets is more likely than not.

At June 30, 2012,  the Company has unrecognized tax benefits of approximately $2.8 million. The Company has approximately $15,000 of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company does not believe there will be any material changes in the unrecognized tax positions over the next twelve months. Interest and penalty costs related to unrecognized tax benefits are insignificant and classified as a component of “Provision for income taxes” in the accompanying statements of operations. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Tax returns remain open to examination by the appropriate governmental agencies for tax years 2007 to 2011. The federal and state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. The Company is not currently under audit in any major tax jurisdiction.

8. Commitments and Contingencies

The Company leases office space and equipment under noncancelable operating leases with various expiration dates.

In addition, the company leases certain equipment under capital lease arrangements that extend through 2014 for the amounts of $100,000 remaining in 2012, $101,000 in 2013, and $25,000 in 2014. The Company also makes royalty payments to the institutions who participated in the original research that produced its initial products. The Company’s minimum royalty payments are $150,000 per year through December 31, 2014.    As of June 30, 2012, the Company’s future minimum lease payments and future payments under its royalty agreements are as follows (in thousands):

Remaining 2012	2013	2014	2015	2016 and thereafter	Total
Contractual Obligations:
Lease obligations	$760	$1,496	$244	$224	$384	$3,108
Minimum royalty obligations	-	150	150	-	-	300

Total	$760	$1,646	$394	$224	$384	$3,408

9. Subsequent Events

On July 12, 2012, the Company voluntarily submitted an application to transfer the listing of its Common Stock on the NASDAQ Global Market to the NASDAQ Capital Market. In order to transfer the listing of its Common Stock to the NASDAQ Capital Market the market value of the Company’s Common Stock is required to be $35 million for ten consecutive business days. The Company received a response noting that the NASDAQ application is on hold pending the Company satisfying this requirement.

On July 12, 2012 the Company announced a series of changes intended to better align its costs and organization structure with the current economic environment and improve its profitability. These changes included a reduction in its workforce of approximately 13% during the third quarter of 2012. The Company notified most employees affected by the workforce reduction on July 9, 2012. The Company accrued severance costs of approximately $432,000, substantially all of which will result in cash expenditures.

On July 8, 2012, the Board of Directors of the Company appointed Robert C. Bowen to be the Company’s Chief Executive Officer (the “CEO”), effective immediately, in place of D. Andrew Myers. The Company and Mr. Myers mutually agreed that he would step down from the CEO position and resign as a director of the Company.  In connection with his resignation, Mr. Myers entered into the Company’s standard form of separation agreement regarding release of claims against the Company. Under the terms of the separation agreement, Mr. Myers’ employment with the Company terminated on August 1, 2012. In consideration for his entry into the separation agreement with the Company, Mr. Myers will receive continued payment of his base salary in accordance with the Company’s normal payroll practices for twelve (12) months following his employment termination date. The Company will also pay his COBRA premiums for him and his eligible dependents through February 2014 or until he has medical benefits available to him through another employer, whichever is earlier.  In addition, if Mr. Myers fulfills the terms of his consulting agreement with the Company, entered into on July 12, 2012,  he will be entitled to receive additional severance in the form of continued payment of his base salary until he accepts a new position, not to exceed an additional three months of base salary. The Company estimates that the costs incurred in connection with Mr. Myers’ departure will be approximately $476,000, which will be accrued in the third quarter of 2012.  Under the consulting agreement between Mr. Myers and the Company, Mr. Myers’ current equity grants will continue to vest during the term of the consulting agreement.  Mr. Myers will have 90 days following the termination of the consulting agreement to exercise any options vested as of the date of the termination of his consulting agreement. If Mr. Myers provides services for more than two full days per month, the Company will also pay Mr. Myers a fee of $1,500 per day or $200 per hour.

In addition to his appointment as the Company’s CEO, Mr. Bowen is the Chairman of the Company’s Board of Directors, a position he has held since June 2002.  Mr. Bowen’s terms of employment include an annualized base salary of $280,000, participation in the bonus plan, and stock options.

On July 6, 2012, the Company received notification from Robert E. Feller, the Company’s Senior Vice President and Chief Financial Officer (the “CFO”), that he elected to resign from the Company. Mr. Feller’s effective date of resignation was July 23, 2012. On July 11, 2012, the Board of Directors of the Company appointed Jane A. Freeman to be the Company’s CFO and Treasurer effective immediately. Ms. Freeman’s terms of employment include an annualized base salary of $230,000, participation in the bonus plan, stock options and restricted stock units.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This report contains forward-looking statements. Forward-looking statements are not historical facts but rather are based on current expectations about our business and industry, as well as our beliefs and assumptions. Words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” and variations and negatives of these words and similar expressions are used to identify forward-looking statements. Statements regarding our expectations for our future business results and financial position, our business strategies and objectives, and trends in our market are forward-looking statements. Forward-looking statements are not guarantees of future performance or events, and are subject to risks, uncertainties and other factors, many of which are beyond our control and some of which we may not even be presently aware. As a result, our future results and other future events or trends may differ materially from those anticipated in our forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, the risks and uncertainties discussed in this Management’s Discussion and in the Risk Factors section of our most recent Report on Form 10-K as amended by the Risk Factors section in this Report on Form 10-Q. We also refer you to the risk factors that are or may be discussed from time to time in our public announcements and filings with the SEC, including our future Forms 8-K, 10-Q and 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

Overview

We develop, distribute and license technology that accelerates learning by applying proven research on how the brain learns.  We are differentiated by our continuous focus on the “science of learning” – combining advances in the field of brain research with standards-based learning objectives to achieve dramatic student gains. Extensive outcomes research by independent researchers, our founding scientists, school districts and our company demonstrates the rapid and lasting gains achieved through participation in our products. Our products are marketed primarily to K-12 schools in the U.S., to whom we sell through a direct sales force.  To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support.  Since our inception, learners have used our products nearly three million times and over 7,000 schools have purchased at least $10,000 of our product licenses and services.  As of June 30, 2012, we had 229 full-time equivalent employees, compared to 220 at June 30, 2011.

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

In the first six months of 2012, school districts continued to focus more attention on balancing operating budgets than on investing in tools to improve student achievement.  We experienced a decline in revenue and booked sales in the first six months of 2012 compared to the first six months of 2011, which we believe again resulted from state budget pressures, uncertainty about future education policies, and an increasing trend toward using federal funds wherever possible to save teacher jobs and core programs rather than on supplemental programs focused on struggling learners. According to the Center on Budget and Policy Priorities, in the 2011-2012 school year, elementary and high schools in at least 37 states are receiving less state funding than in the prior school year, and in at least thirty states, school funding now stands below 2008 levels.

Despite the recent attention school districts have paid to balancing their budgets, we believe our solutions will remain well-positioned for federal Title One, IDEA and competitive funding opportunities such as Race to the Top and School Improvement Grants, due to the continued emphasis on achievement mandates and education reform.

Company Highlights

Our total revenue decreased by 42%  and 38% during the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011.  We experienced a 30% and 35% decrease in booked sales in the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011.  (Booked sales is not a generally accepted accounting principles (“GAAP”) financial measure. For more explanation on booked sales, see discussion below.) The change in booked sales is due primarily to K-12 sales which decreased by 33%  and 41% during the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. We believe that the decline in booked sales year-to-date reflects continued budget pressures on schools.

In the three and six months ended June 30, 2012, we closed no transactions in excess of $0.5 million. In the three and six months ended June 30, 2011, we closed zero and two transactions, respectively, in excess of $0.5 million totaling $2.0 million.  In 2012, we expect to gain traction with our On Demand MySciLEARN (Company-hosted) platform and per student license pricing in the U.S. K-12 market and therefore become less dependent on large transactions. We believe our On Demand MySciLEARN platform will enable us to significantly increase the number of smaller, more predictable transactions and recurring revenue.  In the three and six months ended June 30, 2012, the recurring portion of our revenue as a percentage of total revenue increased to 46%  and 44% respectively, from 27% and 28%, respectively, as compared to the three and six months ended June 30, 2011. Non-school booked sales, including private practice, international, direct to consumer, virtual schools and OEM customers, decreased by 9% or $0.1 million and 4% or $0.1 million during the three and six months ended June 30, 2012 as compared to the same periods in 2011.

Operating expenses decreased by 9%  and 7% during the three and six month periods ended June 30, 2012, as compared to the same periods in 2011, which is due primarily to a decrease in research and development expenditures due to the completion and release of our On Demand MySciLEARN platform.

During the second and third quarters of 2012, we had three key personnel changes. In April 2012, Linda L. Carloni, our Senior VP and General Counsel, announced that she would be retiring with her last day being no later than September 30, 2012. On June 29, 2012, we hired Chris J. Brookhart as General Counsel and Mrs. Carloni’s retirement date was July 26, 2012.  On July 6, 2012, we received notification from Robert E. Feller, our Senior Vice President and Chief Financial Officer, that he was electing to resign. On July 11, 2012, our Board of Directors appointed Jane A. Freeman to be our CFO and Treasurer effective immediately. On July 8, 2012 our Board of Directors appointed Robert C. Bowen to be our Chief Executive Officer effective immediately, in place of D. Andrew Myers.  It was mutually agreed that Mr. Myers would step down from the CEO position and resign as a director of the Company.  Mr. Bowen previously served as our CEO from 2002 to 2008 and Ms. Freeman previously served as CFO and Treasurer from 2000 to 2008.

Consolidated Results of Operations

Revenues

The following table sets forth information relating to our revenues (dollar amounts in thousands):

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
Subscription	$921	$384	140%	$1,684	$863	95%
License	2,569	6,901	(63)%	4,900	12,029	(59)%
Service and support	3,658	5,112	(28)%	7,650	9,940	(23)%

Total revenues	$7,148	$12,397	(42)%	$14,234	$22,832	(38)%

As a result of the shift in our business model, beginning in 2012, we have presented revenues and cost of revenues for subscriptions, licenses, and services and support. We have reclassified all prior year amounts to reflect the current year presentation and the reclassification of prior year amounts did not have an impact on our total net revenues or results of operations.

Subscription revenue primarily includes revenue from annual or monthly customer subscriptions to our web-based applications, including Fast ForWord,  Reading Assistant, and BrainPro. We expect that subscription revenue will grow as our customers migrate to the subscription model when they renew their annual contracts and we continue to add new subscription customers.

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

For the three and six months ended June 30, 2012, subscription revenue increased by 140% and 95% respectively, compared to the same periods in 2011, mainly as a result of a sales mix shift to On Demand versions of our applications. License revenue decreased by 63% and 59% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, mainly as a result of lower booked sales in the period and a shift towards subscription sales. Service and support revenue decreased by 28% and

23% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, primarily due to the decrease in the number of service days delivered, as we continue to shift to web-based training and away from higher-priced on-site services.

We continue to focus on increasing both the number of customers using our applications and the percentage of those customers on the On Demand MySciLEARN and On Premise SciLEARN Enterprise platforms in order to drive increased recurring revenue. In the first quarter of 2012 we released an updated version of the MySciLEARN On Demand platform as well as our Reading Assistant product for the On Premise SciLEARN Enterprise platform. In the second quarter of 2012 we released our Reading Assistant product on the On Demand MySciLEARN platform. At June 30, 2012, the total number of active school sites has increased 4%  compared to March 31, 2012 and 11% compared to December 31, 2011 to 3,413 total active school sites, with 51% of those sites using the MySciLEARN On-Demand platform to access our applications. We expect that the MySciLEARN platform will increase the proportion of our revenue that is recurring.  Over time, we expect that MySciLEARN, together with per student pricing options we introduced in the second quarter of 2011 and changes in our business model, will increase our volume of smaller transactions, shorten sales cycles, and increase our ability to drive predictable, recurring revenue. For the three and six months ended June 30, 2012 compared to the same periods in 2011, our transaction count increased 15% from 443 transactions to 511 transactions and 24% from 726 transactions to 903, respectively. For the three and six months ended June 30, 2012 compared to the same periods in 2011, the recurring portion of our revenue stream decreased 2% to $3.3 million and 2% to $6.3 million, respectively. The following table sets forth information relating to our recurring revenues (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Recurring:[1]
Subscription	$921	$384	140%	$1,684	$863	95%
Service and support	2,344	2,961	(21)%	4,617	5,590	(17)%

Total recurring revenue	3,265	3,345	(2)%	6,301	6,453	(2)%

Non-recurring:
License	2,569	6,901	(63)%	4,900	12,029	(59)%
Service and support	1,314	2,151	(39)%	3,033	4,350	(30)%

Total non-recurring revenue	3,883	9,052	(57)%	7,933	16,379	(52)%

Total revenues	$7,148	$12,397	(42)%	$14,234	$22,832	(38)%

Recurring revenue as a % of total revenue	46%	27%		44%	28%
Non-recurring revenue as a % of total revenue	54%	73%		56%	72%

1Recurring revenue is GAAP revenue recognized in the current period that is derived from subscription fees paid by US and international customers to access our applications, on-line consumer products, and web-delivered reporting tools and from support and maintenance fees paid by our customers who previously purchased perpetual software products.

Historically, our non-recurring revenue has resulted primarily from sales of perpetual licenses of on-premise software and the delivery of service days, and much of our revenue has resulted from a small number of relatively large transactions. However with the change in our sales model, this was not the case for the three and six months ended June 30, 2012 where our sales mix has shifted to a larger volume of smaller transactions.

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

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the three and six months ended June 30, 2012 and 2011 (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Total deferred revenue beginning of period	$14,858	$19,897	(25)%	$17,322	$21,871	(21)%
Booked sales	7,128	10,118	(30)%	11,743	18,201	(35)%
Less: revenue recognized	7,148	12,397	(42)%	14,234	22,832	(38)%
Adjustments	(5)	146	(103)%	2	524	(100)%

Total deferred revenue end of period	$14,833	$17,764	(16)%	$14,833	$17,764	(16)%

Booked sales in the K-12 sector decreased by 33% to $6.0 million in the three months ended June 30, 2012 compared to $8.8 million in the three months ended June 30, 2011. Booked sales in the K-12 sector decreased by 41% to $9.2 million in the six months ended June 30, 2012 compared to $15.6 million in the six months ended June 30, 2011. As described above, state and local budget pressures continued to cause many school districts to struggle to maintain their core functions. Booked sales to the K-12 sector were 84% and 87% of total booked sales for the three months ended June 30, 2012 and 2011, respectively. Booked sales to the K-12 sector were 79% and 86% of total booked sales for the six months ended June 30, 2012 and 2011, respectively. “Adjustments” in the three months ended June 30, 2012 consist primarily of adjustment for a manual credit for an order booked in a previous period. “Adjustments” in the six months ended June 30, 2012 consist primarily of the reversal of deferred revenue for an accrual for an order for which a payment that was sent by an international customer at the end of 2011 which was not received until beginning of 2012.    “Adjustments” in the three and six months ended June 30, 2011 consist primarily of the deferral of revenue and the related receivable for booked sales with Free-On-Board (“FOB”) destination delivery terms that were not delivered at the end of the second quarter 2011.

Historically, large booked sales, which we define as transactions totaling more than $500,000, have been an important indicator of mainstream education industry acceptance and an important factor in reaching our goal of increasing sales force productivity. In the three and six months of 2012, budget shortfalls of our current and potential customers made it difficult to close large deals in our pipeline. In the three and six months ended June 30, 2012, we closed no transactions in excess of $0.5 million. In the three and six months ended June 30, 2011, we closed zero and two transactions in excess of $0.5 million, representing 11% of our booked sales for the six months ended June 30, 2011.

Large booked sales include volume and negotiated discounts but the percentage discount applicable to any given transaction will vary and the relative percentage of large booked sales and smaller booked sales in a given quarter may fluctuate.  Because we discount license fees but do not discount service and support fees for non-subscription orders, license booked sales and revenue are disproportionately affected by discounting.  We cannot predict the size and number of large transactions in the future. MySciLEARN, together with per student pricing options we introduced in the second quarter of 2011 and changes in our business model, are designed to decrease our dependence on large transactions by increasing our volume of smaller transactions and shortening sales cycles. We continue to focus on increasing the percentage of recurring, predictable sales. In the three months ended June 30, 2012 compared to the same period in 2011, the recurring portion of our booked sales increased 41% to $4.1 million. In the six months ended June 30, 2012 compared to the same period in 2011, the recurring portion of our booked sales increased 20% to $6.1 million. Recurring booked sales as a percentage of total booked sales increased to 57% from 29% for the three months ended June 30, 2012 and increased to 52% from 28% for the six months ended June 20, 2012 compared to the same periods in 2011.    The following table sets forth information relating to our recurring booked sales (dollar amounts in thousands):

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
Recurring booked sales[1]	$4,075	$2,886	41%	$6,106	$5,096	20%
Non-recurring booked sales	3,053	7,232	(58)%	5,637	13,105	(57)%

Total booked sales	$7,128	$10,118	(30)%	$11,743	$18,201	(35)%

Recurring booked sales as a % of total booked sales	57%	29%		52%	28%
Non-recurring booked sales as a % of total booked sales	43%	71%		48%	72%

1 Booked sales of recurring contracts is a non-GAAP measure of sales that generate recurrent revenue, which is a GAAP measure defined above.

Booked sales to non-school customers decreased by 9% to $1.2 million in the three months ended June 30, 2012 as compared to $1.3 million in the three months ended June 30, 2011. Booked sales to non-school customers decreased by 4% to $2.5 million in the six months ended June 30, 2012 as compared to $2.6 million in the six months ended June 30, 2011. The decreases reflect lower sales to international resellers.

Although the current economic and financial conditions along with federal, state and local budget pressures make for an uncertain funding environment for our customers, we remain optimistic about our growth prospects in the K-12 and non-school markets for our On Demand Products. However, achieving our objectives will depend on increasing customer acceptance of our On Demand products, which requires us to continue to focus on improving our products’ ease of use, their fit with school requirements, and our connection with classroom teachers and administrators. Our K-12 On Demand sales prospects are also influenced by factors outside our control, including general economic conditions and the overall level, certainty and allocation of state, local and federal funding. While federal funding for education has grown steadily over the last few decades, the current level of federal spending and the federal deficit are putting pressure on all areas in the federal budget. States continue to experience severe budget pressure from the adverse conditions in the job, housing and credit markets. These conditions may continue to impact state education spending.

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

Gross Profit and Cost of Revenues

The following table sets forth information relating to our gross profit (dollar amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Gross profit on subscriptions	$679	$333	$1,179	$767
Gross profit on licenses	2,314	6,570	4,401	11,383
Gross profit on service and support	2,064	3,126	4,220	5,706

Total gross profit	$5,057	$10,029	$9,800	$17,856

Gross profit margin on subscriptions	74%	87%	70%	89%
Gross profit margin on licenses	90%	95%	90%	95%
Gross profit margin on service and support	56%	61%	55%	57%
Total gross profit margin	71%	81%	69%	78%

The overall gross profit margin decreased by 10% and 9% in the three and six months ended June 30, 2012 compared to the same periods in 2011 due primarily to fixed costs for our infrastructure related to our hosting and subscription revenue, as well as minimum royalty payments, amortization of purchased software, and freight and fulfillment charges spread over significantly lower total revenues.

Gross profit margin on subscriptions decreased by 13% and 19% in the three and six months ended June 30, 2012 compared to the same periods in 2011.  Subscription revenue for the three and six months ended June 30, 2011 consisted of international and consumer sales which have a higher gross margin.  For the three and six months ended June 30, 2012, subscription revenue included revenue from annual or monthly customer subscriptions to our web-based applications, including Fast ForWord,  Reading Assistant, and BrainPro.  These applications require an increased level of infrastructure costs, which resulted in a decrease in the gross profit margin as compared to the same period in the prior year.

Gross profit margin on licenses decreased by 5%  in the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily due to fixed costs for minimum royalty payments, amortization of purchased software, and freight and fulfillment charges spread over lower license revenue.

Gross profit margin on service and support decreased by 5% and 2% in the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily due to service and support revenue continuing to decline as customers migrate to our user friendly MySciLEARN and shift towards lower-priced web-based trainings.

Operating Expenses

The following table sets forth information relating to our expenses (dollar amounts in thousands):

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
Sales and marketing	$4,378	$4,477	(2)%	$9,267	$9,393	(1)%
Research and development	1,933	2,550	(24)%	4,503	5,454	(17)%
General and administrative	1,971	2,078	(5)%	4,189	4,421	(5)%

Total operating expenses	$8,282	$9,105	(9)%	$17,959	$19,268	(7)%

Sales and Marketing Expenses: Sales and marketing expenses consist principally of salaries and incentive compensation paid to employees engaged in sales and marketing activities, travel costs, tradeshows, conferences, and marketing and promotional materials. Sales and marketing stayed relatively consistent for the three and six months ended June 30, 2012 compared to the same periods in 2011. At June 30, 2012, we had 46 quota-bearing sales personnel compared to 50 at June 30, 2011.

Research and Development Expenses: Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs. Research and development expenses decreased $0.6 million and $1.0 million in the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily due to a decrease in headcount and less spending on development as the second version of our On Demand offering was released early in 2012.

General and Administrative Expenses:  General and administrative expenses principally consist of salaries and compensation paid to our executives, accounting staff and other support personnel, as well as travel expenses for these employees, and outside legal and accounting fees. General and administrative expenses decreased $0.1 million and $0.2 million in the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily due to the decrease in consulting expenses relating to system implementations occurring in 2011.

On July 12, 2012 we announced a series of changes intended to better align our costs and organization structure with the current economic environment and improve our profitability. These changes included a reduction in our workforce of approximately 13% during the third quarter of 2012 compared to staff levels at the end of the second quarter. Severance costs are expected to be  approximately $432,000, substantially all of which will result in cash expenditures in the third quarter. The estimated annual cost savings from the changes is $2.7 million the majority of which impacts sales and marketing expense and research and development expense.

Other Income and Expenses

The following table sets forth information relating to our interest and other income and expenses (in thousands):

Three months ended June 30,	Six months ended June 30,
2012	2011	2012	2011
Change in fair value of warrant	$326	$-	$288	$-
Write off of long term investment	(200)	-	(200)	-
Disposal of fixed asset	-	-	(14)	-
Interest income (expense)	(2)	3	(9)	15
Total interest and other income	$124	$3	$65	$15

Change in fair value of warrant relates to the change in fair value of our common stock warrants which were issued on March 28, 2012. The fair value was estimated using the Black-Scholes Merton option pricing model, which requires the input of highly subjective assumptions as determined by the Company’s management. To the extent these assumptions change in future periods, the fair value of the common stock warrants may increase or decrease and the change in fair value will be recorded in our results of operations.

We assessed the financial condition of a company in which we have a long term investment and wrote off that investment because of a lower assessment of its prospects.

Disposal of fixed asset relates to a write off for certain capitalized software amounts for which we determined would have no future use in the first quarter of 2012.

Interest income (expense) includes foreign exchange gains and losses as well as interest paid on amounts borrowed.

Provision for Income Taxes

In the three and six months ended June  30, 2012, we recorded income tax expense of $40,000 and $83,000. The tax expense for the three and six months ended June  30, 2012 consists primarily of deferred tax expense relating to the amortization of acquired goodwill, current state tax expense and current foreign tax expense.

In the three and six months ended June  30, 2011, we recorded income tax expense of $43,000 and $82,000. The tax expense for the three and six months ended June  30, 2011 consists primarily of deferred tax expense relating to the amortization of acquired goodwill and state tax expense.

The Company has established and continues to maintain a full valuation allowance against its deferred tax assets as the Company does not believe that realization of those assets is more likely than not. There was no change in our valuation allowance for the three and six months ended June 30, 2012.

Our effective tax rate was (1.3)% and (1.0)% for the three and six months ended June 30, 2012 compare to 4.6% and (5.9)% for the three and six months ended June 30, 2011.

Liquidity and Capital Resources

Our cash and cash equivalents were $3.2 million at June  30, 2012, compared to $5.9 million at December 31, 2011 and $8.1 million at March 31, 2012.

We expect that during at least the next twelve months our current cash balances and cash borrowings available under our credit line will be our primary sources of liquidity and will be sufficient to provide the necessary funds for our operations and capital expenditures.  Based upon our current forecasts, we do not expect to generate positive cash flow over the course of the next twelve months, and therefore will be required to borrow under our line of credit with Comerica Bank (“Comerica”) or find alternative sources of financing in order to fund our operations in the event we are unable to borrow under our current line of credit agreement. Historically, we have used cash in our operations during the first half of the year and have improved cash from operations in the second half. This pattern results largely from our seasonally low sales in the first and fourth calendar quarters, which reflects our industry pattern, and the time needed to collect on sales made towards the end of the second quarter.  Consistent with this pattern we have used cash from operations of $8.8 million in the six months ended June 30, 2012, an increase from cash used from operations of $5.0 million in the six months ended June 30, 2011. Our cash used in operations has been accelerated in fiscal 2012 as a result of our lower booked sales as compared to the prior year, as we have continued to experience a decline in booked sales due to the funding constraints in the K-12 market and our business transition from selling perpetual software licenses to a SaaS model.

Based on our current forecasts, we expect that we will continue to use cash from operations in the second half of fiscal 2012 and the first six months of fiscal 2013. Thus, we expect to fund operations through our current cash balances and the availability of our Comerica line of credit during that period of time. We are currently implementing restructuring plans designed to reduce operating expenses and we believe that assuming (1) the successful implementation of restructuring activities; (2) improved cash flows from operating activities as a result of our reduction in future expenses; and (3) seasonal usage of our line of credit with Comerica, we will have sufficient cash to continue through June 2013.  Accomplishing this, however, will require us to achieve certain levels of booked sales, cash collections, and expenses. We cannot assure you that we will achieve these levels.  If we are unable to achieve the needed levels of booked sales and cash collections, we expect to further reduce our expenses to ensure that we have sufficient liquidity to continue our operations through at least June 30, 2013. Reducing expenses beyond our current plans could have a negative impact on our future growth potential.  In addition, we may be required to sell assets, issue additional equity securities or incur additional debt, and we may need to obtain waivers or amendments from Comerica in the event we do not comply with our covenants. We may not be able to accomplish any of these alternatives. In addition, our line of credit agreement with Comerica enables Comerica to prevent us from borrowing or request that any outstanding borrowings be repaid at any time, regardless of whether covenants are met.  As such, it is not certain that we will be able to utilize cash available under the line of credit.

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

The 2,505,852 warrants issued contain a cash settlement provision that may be triggered upon request by the warrant holders if we are acquired or a merger event, as defined by the warrant agreement, occurs.  Under the FASB ASC Topic 815, Derivatives and Hedging, an equity contract that can be settled in cash at the request of the holder must be classified as an asset or a liability. The accounting guidance also requires that the warrants be re-measured at fair value at each reporting date, with the change in fair value recorded in our condensed consolidated statement of operations. At June 30, 2012 the estimated fair value of the warrants was $2.1 million and is recorded as a liability on our condensed consolidated balance sheet. The fair value was estimated using the Black-Scholes Merton option pricing model. Upon exercise or expiration, the fair value of the respective warrants will be reclassified to stockholders’ equity (net capital deficiency).  As of June 30, 2012, all common stock warrants were outstanding.

On February 9, 2012, we amended and restated our revolving line of credit agreement with Comerica.  The amendment lowered the amount that can be borrowed, extended the term of the line of credit, and updated the financial covenants.  The maximum that can be borrowed under the agreement is $5.0 million and the line now expires on December 31, 2013. Borrowing under the line of credit bears interest at Prime plus 1.25% and is subject to reporting covenants requiring us to provide financial statements to Comerica and financial covenants requiring us to maintain a specified minimum adjusted quick ratio and a specified level of net worth, of which the required levels vary over the course of the year. On March 15, 2012, we borrowed $3.0 million under the line of credit that we repaid on March 29, 2012.  There were no borrowings outstanding on the line of credit at June 30, 2012, and the Company was in compliance with all its covenants.

On July 9, 2012, we drew down $4.9 million available under our $5.0 million line of credit with Comerica pursuant to the terms of our Restated Agreement. The provisions of the line of credit under the Restated Agreement include interest rate of prime rate plus 1.25%.

On August 14, 2012, we entered into the Second Amendment to the Amended and Restated Loan and Security Agreement with Comerica entered into in February 2012 (the “Second Restated Agreement”).  The amendments were made to bring our covenants more in line with our operating plan.  Under the terms of the Second Restated Agreement, the financial covenants have been amended as follows: (1) amended the adjusted quick ratio requirement to varying levels, which range from 0.6:1.0 to 1.0:1.0, over the term of the agreement; (2) added a booked sales to plan ratio covenant whereby we are required to maintain certain levels of booked sales on a three-month rolling basis; (3) added a minimum cash balance covenant whereby we are required to maintain a minimum cash balance of $2.0 million; and (4) removed the net worth covenant from the agreement.  Compliance with these covenants is required to be maintained on a monthly basis.

On July 12, 2012 we announced a series of changes intended to better align our costs and organization structure with the current economic environment and improve our profitability. These changes included a reduction in our workforce of approximately 13% during the third quarter of 2012 compared to staff levels at the end of the second quarter. We notified most employees affected by the workforce reduction on July 9, 2012. We accrued severance costs of approximately $432,000, substantially all of which will result in cash expenditures in the third quarter.  We expect the annual salary and related expense cost saving as a result of these headcount reductions will be approximately $2.7 million.

In addition to the reduction in our workforce, on July 8, 2012 our Board of Directors appointed Robert C. Bowen to be our Chief Executive Officer effective immediately, in place of D. Andrew Myers. Our estimated costs in connection with Mr. Myers’ departure will be approximately $476,000, which will be incurred in the third quarter of 2012 and paid over a period of fifteen months ending in October 2013.

Net cash used in operating activities for the six months ended June 30, 2012 was $8.8 million compared to cash used of $5.0 million during the six months ended June 30, 2011. The increase in cash used in operating activities was primarily the result of lower levels of booked sales in the period.

Net cash used in investing activities for the six months ended June 30, 2012 was $0.5 million compared to net cash provided by investing activities of $1.4 million for the six months ended June 30, 2011. In the six months ended June 30, 2012, we had $0.5 million of net purchases of property and equipment. In the six months ended June 30, 2011, net sales of investments were $2.9 million offset in part by $1.5 million of equipment purchases.

Financing activities for the six months ended June 30, 2012 was $6.6 million due to $6.5 million from the issuance of common stock as part of our private offering and $0.1 million from proceeds from the exercise of stock options. Financing activities for the six months ended June 30, 2011 was $0.1 million from proceeds from the exercise of stock options offset by net settlement of restricted stock unit awards.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations and Commitments

Other than what is noted below, there have been no material changes during the period covered by this report, outside of the ordinary course of our business, to the contractual obligations specified in the table disclosed in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” of our Annual Report on Form 10-K for the year ended December 31, 2011.

On June 18, 2012, we entered into the Second Amendment (the “Amendment”) with Tri-Pointe Tucson, LLC for our Tri-Pointe Office Lease. The Amendment extended the lease terms to August 31, 2017, moved the leased premises to another building and expanded the premises to approximately 10,823 square feet. Base annual rent per square foot is $19.50 effective for the year starting September 1, 2012, increasing in steps to $21.53 for the final year of the lease.

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

As discussed in our most recent Report on Form 10-K, the estimates, assumptions and judgments pertaining to revenue recognition, income taxes, stock-based compensation and the capitalization of software development costs and website development costs are the most critical assumptions to understand in order to evaluate our reported financial results. As a result of our issuance of common stock warrants in March 2012, we updated our application of critical accounting policies to include our policy for the warrant liability.

Warrant Liability

In connection with our private common stock offering that closed on March 28, 2012, we issued 2,505,852 common stock warrants.  The warrants have an exercise price of $1.82 per share and expire five years from the date of issuance. In addition, the warrants contain a cash settlement provision that may be triggered upon request by the warrant holders if we are acquired or a merger event occurs.  Under the FASB ASC Topic 815, Derivatives and Hedging, an equity contract that can be settled in cash at the request of the holder must be classified as an asset or a liability. The accounting guidance also requires that the warrants be re-measured at fair value at each reporting date, with the change in fair value recorded in our condensed consolidated statement of operations. At June 30, 2012 the estimated fair value of the warrants was $2.1 million and is recorded as a liability on our condensed consolidated balance sheets. For the three and six months ended June 30, 2012, there was a decrease of $326,000 and $288,000, respectively, to the warrant liability which was recorded in interest and other income on our condensed consolidated statement of operations. The fair value was estimated using the Black-Scholes Merton option pricing model, which requires the input of highly subjective assumptions as determined by management. To the extent these assumptions change in future periods, the fair value of the common stock warrants may increase or decrease and the change in fair value will be recorded in our results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price. We had no investments subject to market risk at June 30, 2012.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. All of our cash and cash equivalents are held with Comerica Bank in either our money market or operating account. Declines in interest rates, however, will reduce future interest income. During the three months ended June 30, 2012, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income.

Foreign currency exchange risk

Our sales contracts are primarily denominated in U.S. dollars and, therefore, the majority of our revenues are not subject to foreign currency risk. We are directly exposed to changes in foreign exchange rates to the extent such changes affect our expenses related to our foreign assets and liabilities. Our only exposure in regard to our foreign assets and liabilities is with our Chinese subsidiary whose functional currency is the Chinese Renminbi. For the three and six months ended June 30, 2012 and 2011, our foreign currency exchange risk was not material and we do not expect it to become material in the next twelve months.

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

As required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, and concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Other than what is noted below, there are no material changes from the risk factors previously disclosed in Part I, Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, and such risk factors are incorporated herein by reference.

Our cash flow is highly variable and may not be sufficient to meet all of our objectives.

During 2010 and 2011, we used $4.2 million and $7.2 million of cash in operations and in 2009 we generated $14.5 million in cash from operations. In the first half of 2012, we used $8.8 million of cash in operations.  Over the next 12 months, we expect to fund our operations primarily through a combination of our current cash balances and cash available under our Comerica credit line.

On March 28, 2012, we closed our sale of 4,176,420 shares of company common stock at a price of $1.73 per share in a private transaction to several investors, which resulted in approximately $6.5 million in net proceeds to us.  As a part of the transaction, we issued warrants to the investors for an aggregate of 2,505,852 additional shares of Common Stock.  The warrants have an exercise price of $1.82 per share and are exercisable until 60 months after issuance.  As of March 31, 2012, we had approximately $8.2 million of cash on hand, including the approximately $6.5 million from the transaction.  As of June 30, 2012, we had approximately $3.2 million of cash on hand.

In February 2012, we amended our credit line with Comerica, which has provided us with a line of credit since 2004. Our amended line of credit has a limit of $5.0 million, and expires December 31, 2013.  On July 9, 2012, we borrowed approximately $4.9 million under the line of credit.

Borrowings under the line are subject to reporting covenants requiring the provision of financial statements to Comerica and ongoing compliance with certain financial covenants.  On August 14, 2012, we amended the financial covenants in order to bring our obligations more in line with our current operating plan in order to avoid an event of default.  The amended covenants require us to maintain a specified minimum adjusted quick ratio, to achieve certain levels of booked sales and to maintain a cash balance of at least $2.0 million. The required levels for the quick ratio vary over the term of the agreement. If we do not comply with the covenants, we risk being unable to borrow under the credit line. We are currently in compliance with all applicable covenants of the credit line, though we expect we will have to further reduce our expenses to be able to remain in compliance for the next 12 months. Even if we remain in compliance, a provision in the line of credit entitles Comerica to prevent us from borrowing or request that any outstanding borrowings be repaid at any time, regardless of whether covenants are met.

Historically, our cash from operations have generally been worse in the first half of the year than in the second half. This pattern results largely from our seasonally low sales in the first and fourth calendar quarters, which reflects our industry pattern, and the time needed to collect on sales made towards the end of the second quarter.  Because of this seasonal effect, even if we reduce the use of our cash from operations in the second half of 2012, we do not expect to generate positive cash flow over the next twelve months. Our cash reserves and the cash available under our credit line at that time, if any, may be inadequate to meet our needs.

Funding our liquidity needs will require us to achieve certain levels of booked sales and cash collections, and reduce operating expenses. If we are unable to achieve the required levels, or are unable to obtain waivers or amendments from Comerica in the event we do not comply with our covenants, we would be required to obtain additional debt or equity financing from other sources, to further reduce expenses, or to sell assets. Reducing our expenses could adversely affect our operations. We cannot assure you that we will be able to secure additional debt or equity financing or sell assets on acceptable terms, if at all. In addition, raising additional equity financing could result in substantial dilution of our current equity holders and in the net tangible book value per share of such holdings.

Sales of our products depend on the availability and extent of government funding for public school reading intervention purchases, which is variable and outside the control of both us and our direct customers. If such funding becomes less available, our public school customers may be unable to purchase our products and services on a scale or at prices that we anticipate, which would materially and adversely impact our revenues and net income.

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

The funding for a substantial portion of our K-12 sales typically comes from federal sources, in particular IDEA (special education) and Title One funding.  The amount of this funding varies from time to time, as do the rules governing the use of this funding.  The federal budget deficit and competing federal priorities could adversely impact the ongoing level of federal education funding.  The temporary additional American Recovery and Reinvestment Act (ARRA) education funding expired in 2011. There has been much recent discussion, and the administration has granted 26 states waivers from certain requirements, but there has been no legislative agreement about changes to the No Child Left Behind Act of 2001.  A cutback in federal education funding or a change in the funding rules to allow general rather than restricted uses of federal funding could have a materially adverse impact on our revenue.

State education funding continues to be significantly impacted by state budget difficulties. According to the Center on Budget and Policy Priorities, in the 2011-2012 school year, elementary and high schools in at least 37 states are receiving less state funding than in the prior school year, and in at least 30 states, school funding now stands below 2008 levels.  These reductions have resulted in teacher layoffs, program restrictions and overall expense reductions. While state revenues have begun to grow since their low in 2010, as of the third quarter of 2011, state revenues remained 7% below pre-recession levels, again according to the Center on Budget and Policy Priorities. While education spending remains an important priority for states, it faces competition from demands for, among other things, relief for the unemployed and homeowners and rising healthcare costs. Continued pressure on state budgets and state education funding could have a materially adverse impact on our revenue.

We must meet either the NASDAQ Global Market or the NASDAQ Capital Market continued listing requirements or we risk delisting, which could result in a decrease in our stock price and make it harder for us to sell securities and for our stockholders to trade our stock.

Our common stock is currently listed on the NASDAQ Global Market. On April 11, 2012, we received a letter from the NASDAQ Stock Market that we are no longer in compliance with Marketplace Rule 5450(b)(2)(A), which requires that the market value of a company’s common stock be at least $50,000,000.  As provided in the NASDAQ rules, we have 180 calendar days, or until October 8, 2012, to regain compliance.  On July 12, 2012, we voluntarily submitted an application to transfer the listing of our Common Stock to the NASDAQ Capital Market.  In order to regain compliance in this period, the market value of our Common Stock is required to be $50,000,000 or more for the NASDAQ Global Market or $35,000,000 or more for the NASDAQ Capital Market for 10 consecutive business days.

As of August 10, 2012, the market value of our Common Stock was approximately $26 million.  If we fail to regain compliance, we may be at risk of delisting. While there is a right to appeal the NASDAQ’s determination to delist our common stock, there can be no assurance they would grant our request for continued listing. There can be no assurance that we will meet the continued listing requirements for the NASDAQ Global Market or the NASDAQ Capital Market, or that our common stock will not be delisted from either NASDAQ Market in the future. If our common stock is delisted from NASDAQ, it may be eligible to trade on the over-the-counter market, which may be a less liquid market, or on the pink sheets. In such case, our stockholders’ ability to trade, or obtain quotations of the market value of, shares of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities. There can be no assurance that our common stock, if delisted from NASDAQ, will be listed on a national securities exchange, a national quotation service, the OTC Bulletin Board or the pink sheets. Delisting from NASDAQ would also result in negative publicity, make it more difficult for us to raise additional capital, adversely affect the market liquidity of our common stock, reduce security analysts’ coverage of us and diminish investor, supplier and employee confidence.

We may not be able to develop new and improved products and services as needed to address changing market trends or emerging technologies in a timely and cost effective manner.

We need to design, develop and introduce new and improved products and services on a cost effective basis and on a timeline that keeps pace with changing market trends and emerging technology developments.  We had significant product introductions in 2011 and in the first of 2012, and are planning additional product improvements in the second half of 2012.  We may encounter unexpected difficulties in developing new products and improvements that could delay our introduction of new products and services or cause their development to be more costly than planned.  Additionally, our product changes may not receive the market acceptance we anticipate.  If we fail to develop products and services costs effectively that respond to technology and market developments, we may lose market share and revenues, and our business could materially suffer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

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

Dated: August 14, 2012

Scientific Learning Corporation (Registrant)
/s/ Jane A. Freeman
Jane A. Freeman Chief Financial Officer

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.1	First Amendment to Amended and Restated Loan and Security Agreement, entered into as of June 11, 2012, by Comerica Bank and the Registrant	8-K	000-24547	6/18/2012	10.1
10.2	Second Amendment to Tri-Point Office Lease, between the Registrant and Tri-Point Tucson, LLC, entered into as of June 5, 2012	8-K	000-24547	6/22/2012	10.2
10.3	Second Amendment to Amended and Restated Loan and Security Agreement, entered into as of August 14, 2012, by Comerica Bank and the Registrant	—	—	—	—	X
31.1	Certification of Chief Executive Officer (Section 302)	—	—	—	—	X
31.2	Certification of Chief Financial Officer (Section 302)	—	—	—	—	X
32.1	Certification of Chief Executive Officer (Section 906)	—	—	—	—	X
32.2	Certification of Chief Financial Officer (Section 906)	—	—	—	—	X
101**	The following materials from Scientific Learning Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Shareholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text	—	—	—	—

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