Form 10-Q
period 2012-09-30
SCIENTIFIC LEARNING CORP
filed 2012-11-14
CIK 1042173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

As of November 8,  2012,  there were 23,367,585 shares of Common Stock outstanding.

PART I –  FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC LEARNING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$2,617	$5,871
Accounts receivable, net of allowance for doubtful accounts of $177 and $159, respectively	4,610	4,433
Prepaid expense and other current assets	820	1,709
Total current assets	8,047	12,013

Property and equipment, net	2,450	3,326
Goodwill	4,568	4,568
Intangible assets	130	518
Other assets	1,087	1,438
Total assets	$16,282	$21,863

Liabilities and stockholders’ equity (net capital deficiency)
Current liabilities:
Accounts payable	$507	$881
Accrued liabilities	3,192	3,556
Loan payable	1,397	-
Deferred revenue, short-term	12,156	12,606
Total current liabilities	17,252	17,043
Deferred revenue, long-term	3,584	4,716
Warrant liability	1,012	-
Other liabilities	659	785
Total liabilities	22,507	22,544

Commitments and contingencies (see Note 8 to the condensed consolidated financial statements)

Stockholders' equity (net capital deficiency):
Common stock $0.001 par value: 40,000,000 authorized, 23,367,585 and 19,005,153 shares issued and outstanding, respectively, and additional paid-in capital	95,614	90,735
Accumulated deficit	(101,842)	(91,419)
Accumulated other comprehensive income	3	3
Total stockholders' equity (net capital deficiency)	(6,225)	(681)

Total liabilities and stockholder's equity (net capital deficiency)	$16,282	$21,863

See accompanying notes to unaudited condensed consolidated financial statements.

SCIENTIFIC LEARNING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Subscription	$1,200	$529	$2,884	$1,392
License	2,018	5,738	6,918	17,768
Service and support	3,610	4,269	11,260	14,208

Total revenues	6,828	10,536	21,062	33,368

Cost of revenues:
Cost of subscription	288	245	793	340
Cost of license	236	342	735	987
Cost of service and support	1,322	2,190	4,752	6,426

Total cost of revenues	1,846	2,777	6,280	7,753

Gross profit	4,982	7,759	14,782	25,615

Operating expenses:
Sales and marketing	3,367	4,682	12,634	14,075
Research and development	1,395	2,347	5,898	7,801
General and administrative	1,948	1,922	6,137	6,343
Restructuring	1,462	-	1,462	-

Total operating expenses	8,172	8,951	26,131	28,219

Operating loss	(3,190)	(1,192)	(11,349)	(2,604)

Interest and other income (expense), net	1,030	(5)	1,095	10

Loss before provision for income taxes	(2,160)	(1,197)	(10,254)	(2,594)
Provision for income taxes	86	46	169	128

Net loss	$(2,246)	$(1,243)	$(10,423)	$(2,722)

Net loss per share:
Basic net loss per share	$(0.10)	$(0.07)	$(0.48)	$(0.14)
Diluted net loss per share	$(0.10)	$(0.07)	$(0.48)	$(0.14)

Weighted average shares used in computation of per share data:
Basic weighted average shares outstanding	23,368	18,883	21,933	18,807
Diluted weighted average shares outstanding	23,368	18,883	21,933	18,807

See accompanying notes to unaudited condensed consolidated financial statements.

SCIENTIFIC LEARNING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net loss	$(2,246)	$(1,243)	$(10,423)	$(2,722)
Other comprehensive income:
Unrealized gain on securities	-	5	-	-

Comprehensive loss	$(2,246)	$(1,238)	$(10,423)	$(2,722)

See accompanying notes to unaudited condensed consolidated financial statements.

SCIENTIFIC LEARNING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine Months Ended September 30,
	2012	2011
Operating Activities:
Net loss	$(10,423)	$(2,722)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,866	1,389
Impairment charge	200	-
Stock based compensation	615	1,005
Change in fair value of warrant	(1,356)	-
Changes in operating assets and liabilities:
Accounts receivable	(177)	(3,251)
Prepaid expenses and other current assets	889	489
Other assets	25	69
Accounts payable	(374)	203
Accrued liabilities	(364)	(73)
Deferred revenue	(1,582)	(2,409)
Other liabilities	(126)	(26)
Net cash used in operating activities	(10,807)	(5,326)

Investing Activities:
Purchases of property and equipment, net	(476)	(1,773)
Purchases of investments	-	(4,633)
Sales and maturities of investments	-	8,555
Net cash provided by (used in) investing activities	(476)	2,149

Financing Activities:
Borrowings under bank line of credit	7,897	-
Repayment of borrowings under bank line of credit	(6,500)	-
Proceeds from exercise of options	152	177
Proceeds from issuance of common stock, net	6,512	-
Net settlement of common stock	(32)	(111)
Net cash provided by financing activities	8,029	66

Decrease in cash and cash equivalents	(3,254)	(3,111)

Cash and cash equivalents at beginning of period	5,871	5,415

Cash and cash equivalents at end of period	$2,617	$2,304

Supplemental disclosure of cash flow information
Cash paid for income taxes	$32	$25
Cash paid for interest	$48	$10

Non-cash financing activity
Issuance of common stock warrant in connection with common stock offering	$2,368	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Liquidity and Cash Flow

In the nine months ended September 30, 2012, the Company used $10.8 million cash in operations, while in the nine months ended September 30, 2011, it used $5.3 million.  The Company expects to be able to fund its operations through at least September 2013, primarily from its current cash balances and cash borrowings available under its credit line from Comerica Bank (“Comerica”).  However, this plan is dependent upon (1) achieving certain levels of booked sales, (2) improved cash flows from operating activities as a result of expense reductions, and (3) the continued availability and seasonal usage of our line of credit with Comerica.  A provision in our line of credit agreement enables Comerica to prevent the Company from borrowing or request that any outstanding borrowings be repaid at any time, regardless of whether covenants are met.  As such, it is not certain that the Company will be able to draw on its line, and may need to seek additional funding sources. The Company’s ability to continue as a going concern is dependent upon many factors. If the Company does not have sufficient funds to meet its liquidity needs, it may need to further reduce its operating expenses. In the third quarter of 2012, the Company reduced headcount by 30% in an effort to reduce its operating expenses (see Restructuring footnote disclosure).  Further reducing its expenses could adversely affect its operations. In addition, the Company may be required to sell assets, issue additional equity securities or incur additional debt, and it may need to obtain waivers or amendments from Comerica in the event it does not comply with its covenants. The Company may not be able to accomplish any of these alternatives.

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

Subscription revenue primarily includes revenue from annual or monthly customer subscriptions to the Company’s web-based applications, including Fast ForWord,  Reading Assistant,  and BrainPro. License revenue includes revenue from sales of licenses to the Company’s software applications. Service and support revenue is primarily derived from annual agreements for the Company to host software applications purchased by its customers through perpetual licenses and provide reporting services, support, and maintenance, as well as ad hoc trainings, professional development, consulting, and other technical service agreements.

Interim Financial Information

The interim consolidated financial information as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 is unaudited, and includes all necessary adjustments, which consisted only of normal recurring adjustments, for a fair presentation of the Company’s financial position at such dates and the Company’s results of operations and cash flows for those periods. The balance sheet as of December 31, 2011 has been derived from audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In addition, the results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for the entire year ending December 31, 2012, or for any other period.

These unaudited, condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto and Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

Software and Web Site Development Costs

The Company capitalizes certain software development costs incurred subsequent to the establishment of technological feasibility and amortizes those costs over the estimated lives of the related products. The annual amortization is computed using the straight-line method over the remaining estimated economic life of the product. Technological feasibility is established upon completion of a working model. In the three and nine months ended September 30, 2012, the Company capitalized zero and  $56,000, respectively, of costs relating to new products that had reached technological feasibility. In the three and nine months ended September 30, 2011, the Company capitalized $23,000 and $41,000, respectively, of costs relating to new products that had reached technological feasibility. For the three and nine months ended September 30, 2012, the Company recorded amortization expense of  $44,000 and $127,000, respectively. For the three and nine months ended September 30, 2011, the Company recorded amortization expense of $25,000 and  $74,000, respectively.

The Company also capitalizes costs related to internal use software and website application, infrastructure development and content development costs.  Costs related to preliminary project activities and post implementation activities were expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The capitalized costs are included in “Property and equipment” in the consolidated balance sheet. In each case the software or website is for internal needs, and the Company does not plan to market the software externally. For the three and nine months ended September 30, 2012, the Company capitalized approximately  $10,000 and  $317,000 of software and website development costs, respectively. For the three and nine months ended September 30, 2011, the Company capitalized approximately $288,000 and $930,000 of software and website development costs, respectively. For the three and nine months ended September 30, 2012, the Company recorded amortization expense of  $235,000 and  $682,000 respectively. For the three and nine months ended September 30, 2011, the Company recorded amortization expense of $108,000 and $337,000, respectively.

Net Loss Per Share

The Company uses the treasury stock method to reflect the potential dilutive effect of common stock equivalents, including options restricted stock units and warrants, if dilutive. Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution of securities by adding common stock equivalents to the weighted-average number of common shares outstanding during the period, if dilutive.  For the three and nine months ended September 30, 2012, 1.8 million and 1.9 million stock options and awards along with 2.5 million common stock warrants were excluded from the calculation of diluted net loss per share because their effect is anti-dilutive.  For the three and nine months ended September 30, 2011, 2.0 million and 1.9 million stock options and awards were excluded from the calculation of diluted net loss per share because their effect is anti-dilutive.

The following table sets forth the computation of net loss per share (in thousands, expect per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(2,246)	$(1,243)	$(10,423)	$(2,722)

Basic weighted average shares outstanding	23,368	18,883	21,933	18,807
Effect of dilutive securities:
Employee stock options and awards	-	-	-	-

Diluted weighted average shares outstanding	23,368	18,883	21,933	18,807

Net loss per share:
Basic net loss per share	$(0.10)	$(0.07)	$(0.48)	$(0.14)
Diluted net loss per share	$(0.10)	$(0.07)	$(0.48)	$(0.14)

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

2. Warrant Liability

In connection with the Company’s private common stock offering that closed on March 28, 2012, the Company issued 2,505,852 common stock warrants.  The warrants have an exercise price of $1.82 per share and expire five years from the date of issuance. In addition, the warrants contain a cash settlement provision that may be triggered upon request by the warrant holders if the Company is acquired or a merger event, as defined by the warrant agreement, occurs.  Under the FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, an equity contract that can be settled in cash at the request of the holder must be classified as an asset or a liability. The accounting guidance also requires that the warrants be re-measured at fair value at each reporting date, with the change in fair value recorded in the Company’s condensed consolidated statement of operations. At September 30, 2012 the estimated fair value of the warrants was $1.0 million and is recorded as a liability on the Company’s condensed consolidated balance sheet. For the three and nine months ended September 30, 2012, there was a decrease of $1,068,000 and $1,356,000, respectively, to the warrant liability which was recorded in interest and other income on the condensed consolidated statements of operations. The fair value was estimated using the Black-Scholes Merton option pricing model (see Note 3, Fair Value Measurements). Upon exercise or expiration, the fair value of the respective warrants will be reclassified to stockholders’ equity (net capital deficiency).  As of September 30, 2012, all common stock warrants were outstanding.

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

Cash equivalents consist of money market instruments that have original maturities of 90 days or less. These instruments are valued using quoted prices in active markets and as such are classified in Level 1 of the fair value hierarchy.  The Company had no Level 2 financial instruments as of September 30, 2012 and December 31, 2011.

At September 30, 2012, the Company had outstanding warrants to purchase shares of its common stock, which were issued on March 28, 2012.  The warrants are measured at fair value each reporting period and are classified as liabilities with a fair value of $1.0 million at September 30, 2012.  The warrants are valued using the Black-Scholes Merton option pricing model using valuation assumptions determined by management and are classified as Level 3 in the Company’s fair value hierarchy.  As of September 30, 2012, the Company used the following assumptions when determining the fair value of the common stock warrants:

Expected life (in years)	4.5
Risk-free interest rate	0.54%
Dividend yield	0%
Expected volatility	67%

The Company assessed the sensitivity of the fair value of the warrants with respect to the assumptions above and noted that a change in the price of our common stock of 10% would affect the fair value of the warrants by 16% or $0.2 million.  A change in volatility of 10% would affect the fair value of the warrants by 14% or $0.1 million.

The following table summarizes the changes in fair value for the outstanding common stock warrants for the three and nine months ended September 30, 2012  (in thousands):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Beginning balance	$2,080	-
Total change in fair value	(1,068)	1,012
Balance at September 30, 2012	$1,012	1,012

The following table represents the fair value hierarchy for assets and liabilities, which are measured at fair value on a recurring basis as of September 30, 2012 (in thousands):

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market instruments	$649	$-	$-	$649
Liabilities:
Common stock warrants	$-	$-	$1,012	$1,012

At December 31, 2011, the Company held $4.6 million of money market instruments, which were classified as Level 1 in the Company’s fair value hierarchy.

As of September 30, 2012 the Company had outstanding borrowings of $1.4 million on its bank line of credit with Comerica (see Note 6).  The fair value of the amount outstanding approximates the carrying value due to the time to maturity and interest rate.

4. Share-Based Compensation

The Company granted 278,000 stock options and 113,257 restricted stock units during the nine months ended September 30, 2012. The Company granted 101,500 stock options and 78,328 restricted stock units during the nine months ended September 30, 2011.

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

Dividend yield – As the Company has not paid, nor does it currently plan to pay, dividends in the future, the assumed dividend yield is zero.

The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected life (in years)	5.5	5.5	5.5	5.5
Risk-free interest rate	0.8%	2%	1%	2.2%
Dividend yield	0%	0%	0%	0%
Expected volatility	63%	62%	63%	62%

5. Warranties and Indemnification

The Company generally provides a warranty that the Company’s software products will substantially operate as described in the manuals and guides that accompany the software for a period of 90 days. The warranty does not apply in the event of misuse, accident, and certain other circumstances. To date, the Company has not incurred any material costs associated with these warranties and has no accrual for such items at September 30, 2012.

From time to time, the Company enters into contracts that require the Company, upon the occurrence of certain contingencies, to indemnify parties against third party claims. These contingent obligations primarily relate to (i) claims against the Company’s customers for violation of third party intellectual property rights caused by the Company’s products; (ii) claims resulting from personal injury or property damage resulting from the Company’s activities or products; (iii) claims by the Company’s office lessor arising out of the use of the premises; and (iv) agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their activities on behalf of the Company. Because the obligated amounts for these types of agreements are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated. As such, no liabilities have been recorded for these obligations as of September 30, 2012.

6. Bank Line of Credit

On February 9, 2012, the Company amended its existing revolving line of credit agreement with Comerica Bank (“Comerica”).  The amendment lowered the amount that can be borrowed, extended the term of the line of credit, and updated the financial covenants.  The maximum that can be borrowed under the agreement is $5.0 million.  The line now expires on December 31, 2013. Borrowings under the line of credit bear interest at Prime plus 1.25%, are subject to reporting covenants requiring the provision of financial statements to Comerica, and, as amended, financial covenants that required the Company to maintain a specified minimum adjusted quick ratio and a specified level of net worth. The required levels varied over the course of the year.  On March 15, 2012, the Company borrowed $3.0 million under the line of credit and repaid the balance on March 29, 2012.

On June 12, 2012, the Company and Comerica entered into the First Amendment to their Amended and Restated Loan and Security Agreement entered into in February 2012 (the “Restated Agreement”). The amendment changed the adjusted quick ratio and amended the minimum net worth requirement, which varied over the term of the Restated Agreement. Compliance with these covenants was to be assessed monthly in the event that there were outstanding borrowings. Otherwise compliance with the covenants was to be assessed quarterly.  On July 6, 2012, the Company drew down $4.9 million of the $5.0 million available under its line of credit with Comerica pursuant to the terms of the Restated Agreement.

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

On August 15, 2012, the company repaid $3.5 million on the line of credit with Comerica.  As of September 30, 2012, the Company has $1.4 million outstanding on the line of credit.  During the month ending September 30, 2012, the company did not achieve certain levels of booked sales on a three-month rolling basis and therefore was not in compliance with the financial covenant under the terms of the Second Restated Agreement.  On October 16, 2012, the Company received a certificate from Comerica waiving the booked sales covenant violation for the period ending September 30, 2012.

7. Provision for Income Taxes

In the three and nine months ended September 30, 2012, the Company recorded income tax expense of  $86,000 and  $169,000, respectively. The tax expense for the three and nine months ended September 30, 2012 consists primarily of deferred tax expense relating to the amortization of acquired goodwill, current state tax expense and current foreign tax expense. In the three and nine months ended September 30, 2011, the Company recorded income tax expense of $46,000 and $128,000, respectively. The tax expense for the three and nine months ended September 30, 2011 consists primarily of deferred tax expense relating to the amortization of acquired goodwill, current state tax expense and current foreign tax expense.

The Company has established and continues to maintain a full valuation allowance against its deferred tax assets as the Company does not believe that the realization of those assets is more likely than not.

At September 30, 2012, the Company has unrecognized tax benefits of approximately $2.8 million. The Company has approximately $15,000 of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company does not believe there will be any material changes in the unrecognized tax positions over the next twelve months. Interest and penalty costs related to unrecognized tax benefits are insignificant and classified as a component of “Provision for income taxes” in the accompanying statements of operations. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Tax returns remain open to examination by the appropriate governmental agencies for tax years 2007 to 2011. The federal and state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. The Company is not currently under audit in any major tax jurisdiction.

8. Commitments and Contingencies

The Company leases office space and equipment under noncancelable operating leases with various expiration dates.    On June 18, 2012, the Company entered into the Second Amendment to the Tri-Pointe Office Lease (the “Amendment”) with Tri-Pointe Tucson, LLC regarding the Company’s offices in Tucson, Arizona.  This Amendment extended the lease term to August 31, 2017, moved the leased premises in Arizona to another building and expanded the premises to approximately 10,823 square feet.  In addition, the company leases certain equipment under capital lease arrangements that extend through 2014 for the amounts of $44,000 remaining in 2012, $101,000 in 2013, and $25,000 in 2014. The Company also makes royalty payments to the institutions who participated in the original research that produced its initial products. The Company’s minimum royalty payments are $150,000 per year through December 31, 2014.    As of September 30, 2012, the Company’s future minimum lease payments and future payments under its royalty agreements are as follows (in thousands):

	Remaining 2012	2013	2014	2015	2016 and thereafter	Total
Contractual Obligations:
Lease obligations	$380	$1,496	$243	$224	$384	$2,727
Minimum royalty obligations	-	150	150	-	-	300

Total	$380	$1,646	$393	$224	$384	$3,027

Additionally, subsequent to September 30, 2012, the Company entered into a Lease Extension and Modification Agreement in respect to its corporate headquarters in Oakland, California (the “Modification”).  The Modification reduced lease payments by  $10,000 per month starting January 2013 through December 2013 and extended the lease term to December 31, 2015, for a reduced amount of space during the extension period.  In addition, the terms of the Modification allow the Company to apply $50,000 of its security deposit per month towards its rental payments starting October 2012 through December 2013.

The Modification regarding the Company’s headquarters in Oakland, California,  executed subsequent to September 30, 2012, will reduce the future minimum lease payments by $150,000 and $720,000 for the three months remaining of 2012 and 12 months ended 2013, respectively.  The Modification will increase the future minimum lease payments by approximately $400,000 for each of the years 2014 and 2015.  These changes to our future minimum lease payments are excluded from the table above.

9. Restructuring

During the third quarter of 2012, as part of the Company’s strategy to better align its costs and organization structure with the current economic environment and improve its profitability, the Company implemented two reductions in its workforce of approximately 30% in the aggregate as compared to staff levels at the end of the second quarter of 2012.  The restructuring charge of $1.5 million included severance and related costs associated with 65 employees notified of termination during the third quarter of 2012.

During the third quarter of 2012, the Company paid $0.6 million of the severance costs.  As of September 30, 2012, $0.9 million remains recorded within accrued liabilities.  A significant portion of this liability is related to severance payments for two officers that departed the Company in the third quarter of 2012, but are payable over an extended period of time.    This amount is expected to be fully paid by the first quarter of 2014.

10. Subsequent Events

The Company’s shares of common stock were delisted  from the NASDAQ Stock Market (“NASDAQ”) effective October 18, 2012 due to non-compliance with NASDAQ Marketplace Rule 5450(b)(2)(A).  The Company’s shares of common stock are currently quoted on the Over The Counter bulletin board (OTCbb) under the ticker symbol SCIL.  The Company intends to seek relisting of its shares of common stock on a national exchange as soon as possible once it regains compliance with all applicable listing standards.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This report contains forward-looking statements. Forward-looking statements are not historical facts but rather are based on current expectations about our business and industry, as well as our beliefs and assumptions. Words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” and variations and negatives of these words and similar expressions are used to identify forward-looking statements. Statements regarding our expectations for our future business results and financial position, our business strategies and objectives, and trends in our market are forward-looking statements. Forward-looking statements are not guarantees of future performance or events, and are subject to risks, uncertainties and other factors, many of which are beyond our control and some of which we may not even be presently aware. As a result, our future results and other future events or trends may differ materially from those anticipated in our forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, the risks and uncertainties discussed in this Management’s Discussion and in the Risk Factors section of our most recent Report on Form 10-K as amended by the Risk Factors sections of our subsequent Reports on Form 10-Q. We also refer you to the risk factors that are or may be discussed from time to time in our public announcements and filings with the Securities and Exchange Commission, or the SEC, including our future Forms 8-K, 10-Q and 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

Overview

We develop, distribute and license technology that accelerates learning by applying proven research on how the brain learns.  We are differentiated by our continuous focus on the “science of learning” – combining advances in the field of brain research with standards-based learning objectives to achieve dramatic student gains. Extensive outcomes research by independent researchers, our founding scientists, school districts and our company demonstrates the rapid and lasting gains achieved through participation in our products. Our products are marketed primarily to K-12 schools in the U.S., to whom we sell through a direct sales force.  To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support.  As of September 30, 2012, we had 146 full-time equivalent employees, compared to 234 at September 30, 2011.

Business Highlights

We market our products primarily as learning acceleration solutions, to be used in a blended model with existing teaching and curriculum materials, at both the elementary and secondary school levels. According to the U.S. Department of Education (USDE), in 2011, 67% of fourth graders in the United States were not “proficient” in reading and 33% performed below the “basic” level. Between 2009 and 2011, there was no change in average fourth grade reading scores. As of September 30, 2012, 3,379 schools were licensed to use our products, a small fraction of the approximately 116,000 K-12 schools in the U.S.

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

In 2011 we introduced our On Demand MySciLEARN (Company-hosted) platform and per student license pricing in the U.S. K-12 market for our Fast ForWord product.  In June 2012 we introduced a new version of our Reading Assistant product on the MySciLEARN platform.  We believe these introductions will allow us to better address the U.S. K-12 school market and the international, consumer and virtual school markets with improved access and ease-of-use.  Over time we anticipate that the result of the transition to an On Demand, Software as a Service (SaaS) platform will be a significant increase in our subscription base with more predictable transactions and recurring revenue and that we will become less dependent on large perpetual license transactions.  As of September 30, 2012, approximately 70% of the schools licensed to use our products are using our On Demand MySciLearn platform.

In the first nine months of 2012, school districts continued to focus more attention on balancing operating budgets than on investing in tools to improve student achievement.  We experienced a decline in revenue and booked sales in the first nine months of 2012 compared to the first nine months of 2011, which we believe resulted from state budget pressures, uncertainty about future education policies, and an increasing trend toward using federal funds wherever possible to save teacher jobs and core programs rather than on supplemental programs focused on struggling learners. According to the Center on Budget and Policy Priorities, in the 2012-2013 school year, elementary and high schools in at least approximately 25 states are receiving less state funding than in the prior school year, and in approximately 35 states, school funding now stands below 2008 levels.

Despite the recent attention school districts have paid to balancing their budgets, we believe our solutions will remain well-positioned for federal Title One, IDEA and competitive funding opportunities such as Race to the Top and School Improvement Grants, due to the continued emphasis on achievement mandates and education reform.

Company Highlights

Our total revenue decreased by 35%  and 37%  during the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011.  We experienced a 36% and 36% decrease in booked sales in the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011.  (Booked sales is not a generally accepted accounting principles (“GAAP”) financial measure. For more explanation on booked sales, see discussion below.) The change in booked sales is due primarily to a decline in K-12 booked sales of 38%  and 40% during the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. We believe that the decline in booked sales year-to-date reflects continued budget pressures on schools and a change in our business model to increase the focus on selling lower priced subscription and per student licenses compared to perpetual licenses.

This change in business model combined with a weak environment has resulted in a lower average transaction value.  In the three and nine months ended September 30, 2012, we closed one transaction in excess of $0.5 million. In the three and nine months ended September 30, 2011, we closed one and three transactions, respectively, in excess of $0.5 million.

Over time, we believe our On Demand MySciLEARN platform will enable us to significantly increase the number of smaller, more predictable transactions and recurring revenue.  In the three months ended September 30, 2012, subscription booked sales increased by 174% and represented 19% of booked sales compared to 4% of total booked sales in the same period of 2011.  For the nine months ended September 30, 2012, subscription booked sales increased 332% to 20% of total booked sales in the same period of 2011 as compared to 3% of total booked sales in the nine months ended September 30, 2011.

K-12 booked sales decreased by 38% to $6.9 million in the three months ended September 30, 2012 and by 40% to $16.2 million for the nine months ended September 30, 2012 as compared to the same periods of 2011.  Non-school booked sales, including private practice, international, direct to consumer, virtual schools and OEM customers, decreased by 19% to $0.8 million and 8%  to  $3.3 million during the three and nine months ended September 30, 2012 as compared to the same periods in 2011 due to changes in pricing and the timing of certain international transactions.

Operating expenses decreased by 9%  and 7% during the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011, which is due primarily to a decrease in sales and marketing expenditures due to lower sales commissions and reduced headcount as a result of two reductions in force during the third quarter of 2012.  In addition, the decrease is also due to lower expenditures in research and development due to the completion and release of our On Demand MySciLEARN platform in the prior year.  In the third quarter of 2012, we took action to reduce our ongoing expense structure which included the elimination of 65 positions and resulted in $1.5 million in severance charges.  Excluding these charges, operating expenses would have decreased 25% and 13% for the three and nine months ended September 30, 2012 as compared to the same periods of 2011.

During the second and third quarters of 2012, we had three key personnel changes. In April 2012, Linda L. Carloni, our Senior Vice President and General Counsel, announced that she would be retiring with her last day being no later than September 30, 2012. On June 29, 2012, we hired Chris J. Brookhart as General Counsel and Mrs. Carloni’s retirement date was July 26, 2012.  On July 6, 2012, we received notification from Robert E. Feller, our Senior Vice President and Chief Financial Officer, that he was electing to resign. On July 11, 2012, our Board of Directors appointed Jane A. Freeman to be our CFO and Treasurer effective immediately. On July 8, 2012 our Board of Directors appointed Robert C. Bowen as our Chief Executive Officer effective immediately, in place of D. Andrew Myers.  It was mutually agreed that Mr. Myers would step down from the CEO position and resign as a director of the Company.  Mr. Bowen previously served as our CEO from 2002 to 2008 and Ms. Freeman previously served as our CFO and Treasurer from 2000 to 2008.

Consolidated Results of Operations

Revenues

The following table sets forth information relating to our revenues (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Subscription	$1,200	$529	127%	$2,884	$1,392	107%
License	2,018	5,738	(65)%	6,918	17,768	(61)%
Service and support	3,610	4,269	(15)%	11,260	14,208	(21)%

Total revenues	$6,828	$10,536	(35)%	$21,062	$33,368	(37)%

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

Service and support revenue is primarily derived from annual agreements for us to host software applications purchased by our customers as perpetual licenses and provide reporting services, support, and maintenance, as well as ad hoc trainings, professional development, consulting, and other technical service agreements. We expect service and support revenue to continue to decline as customers migrate to our  MySciLEARN platform and shift towards lower-priced web-based trainings.

For the three and nine months ended September 30, 2012, subscription revenue increased by 127% and 107% respectively, compared to the same periods in 2011, mainly as a result of the introduction of our On Demand platform in 2011 and a sales mix shift to subscription licenses for On Demand versions of our applications. License revenue decreased by 65% and 61% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, mainly as a result of lower booked sales in the period and a shift towards subscription sales. Service and support revenue decreased by 15% and 21% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, primarily due to the decrease in the number of service days delivered, a smaller number of customers on support and lower average pricing, as we continue to shift On Demand versions of our applications and to web-based training and away from higher-priced on-site services.

We continue to focus on increasing both the number of customers using our applications and the percentage of those customers on the On Demand MySciLEARN platform in order to drive increased recurring revenue. In the first quarter of 2012 we released an updated version of the MySciLEARN On Demand. In the second quarter of 2012 we released our Reading Assistant product on the On Demand MySciLEARN platform. At September 30, 2012, the total number of active school sites was approximately 3,400 sites, an increase of approximately 10% compared to 3,080 sites as of September 30, 2011,  with 70% of those sites using the MySciLEARN On Demand platform to access our applications.

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

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the three and nine months ended September 30, 2012 and 2011 (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Total deferred revenue beginning of period	$14,833	$17,763	(17)%	$17,322	$21,871	(21)%
Booked sales	7,737	12,166	(36)%	19,480	30,367	(36)%
Less: revenue recognized	6,828	10,536	(35)%	21,062	33,368	(37)%
Adjustments	(2)	69	(103)%	-	592	n/a

Total deferred revenue end of period	$15,740	$19,462	(19)%	$15,740	$19,462	(19)%

Booked sales in the K-12 sector decreased by 38% to $6.9 million in the three months ended September 30, 2012 compared to $11.2 million in the three months ended September 30, 2011. Booked sales in the K-12 sector decreased by 40% to $16.2 million in the nine months ended September 30, 2012 compared to $26.7 million in the nine months ended September 30, 2011. As described above, state and local budget pressures continued to cause many school districts to struggle to maintain their core functions. Booked sales to the K-12 sector were 90% and 92% of total booked sales for the three months ended September 30, 2012 and 2011, respectively. Booked sales to the K-12 sector were 83% and 88% of total booked sales for the nine months ended September 30, 2012 and 2011, respectively.

Booked sales to non-school customers decreased by 19% to $0.8 million  in the three months ended September 30, 2012 as compared to $1.0 million in the three months ended September 30, 2011. Booked sales to non-school customers decreased by 8% to $3.3 million  in the nine months ended September 30, 2012 as compared to $3.6 million in the nine months ended September 30, 2011. The decreases reflect lower sales to private providers.

 “Adjustments” in the three months ended September 30, 2012 consist primarily of adjustment for a manual credit for an order booked in a previous period.    “Adjustments” in the three and nine months ended September 30, 2011 consist primarily of the deferral of revenue and the related receivable for booked sales with Free-On-Board (“FOB”) destination delivery terms that were not delivered at the end of the second quarter 2011.

Over time, we expect that MySciLEARN, together with per student pricing options we introduced in the second quarter of 2011 and changes in our business model, will increase our volume of smaller transactions, shorten sales cycles, and increase our ability to drive predictable, recurring revenue.

For the three and nine months ended September 30, 2012 compared to the same periods in 2011, our transaction count increased 9% from 605 transactions to 657 transactions and 17% from 1,331 transactions to 1,560, respectively, and our average transaction price declined.  The decline is a function of lower average prices for subscription and per student options compared to perpetual licenses and to a smaller number of large booked sales in the nine months ended September 30, 2012 compared to the same period of 2011.

Historically, large booked sales, which we define as transactions totaling more than $500,000, have been an important indicator of mainstream education industry acceptance and an important factor in reaching our goal of increasing sales force productivity. In the three and nine months of 2012, budget shortfalls of our current and potential customers made it difficult to close large deals in our pipeline. In the three and nine months ended September 30, 2012, we closed one transaction in excess of $0.5 million, representing 3% of our booked sales for the nine months ended September 30, 2012. In the three and nine months ended September 30, 2011, we closed one and three transactions in excess of $0.5 million, respectively, representing 5% and 8% of our booked sales for those same periods.

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

We continue to focus on increasing the percentage of subscription bookings. In the three months ended September 30, 2012 compared to the same period in 2011, the subscription booked sales increased 174% to $1.5 million. In the nine months ended September 30, 2012 compared to the same period in 2011, the subscription booked sales increased 332% to $3.9 million. Subscription bookings as a percentage of total booked sales increased to 19% from 4% for the three months ended September 30, 2012 and increased to 20% from 3% for the nine months ended September 30, 2012 compared to the same periods in 2011.    The following table sets forth information relating to our subscription booked sales (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Subscription booked sales	$1,465	$535	174%	$3,933	$910	332%
Non-subscription booked sales	6,272	11,631	(46)%	15,547	29,457	(47)%

Total Booked sales	$7,737	$12,166	(36)%	$19,480	$30,367	(36)%

Subscription booked sales as a % of total booked sales	19%	4%		20%	3%
Non-subscription booked sales as a % of total booked sales	81%	96%		80%	97%

Non-subscription booked sales represents the sale of licenses, services and support for perpetual licenses and On  Premise products.

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

Gross Profit and Cost of Revenues

The following table sets forth information relating to our gross profit (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross profit on subscriptions	$912	$284	$2,091	$1,052
Gross profit on licenses	1,782	5,396	6,183	16,781
Gross profit on service and support	2,288	2,079	6,508	7,782

Total gross profit	$4,982	$7,759	$14,782	$25,615

Gross profit margin on subscriptions	76%	54%	73%	76%
Gross profit margin on licenses	88%	94%	89%	94%
Gross profit margin on service and support	63%	49%	58%	55%
Total gross profit margin	73%	74%	70%	77%

The overall gross profit margin decreased by 1% and 7% in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011 due primarily to a smaller proportion of higher margin license revenue.

Gross profit margin on subscriptions increased by 22% and decreased by 3%  in the three and nine months ended September 30, 2012 compared to the same periods in 2011.  Subscription revenue for the three and nine months ended September 30, 2011 consisted of international and consumer sales which have a higher gross margin.  For the three and nine months ended September 30, 2012, subscription revenue included revenue from annual and monthly customer subscriptions to our web-based applications, including Fast ForWord,  Reading Assistant, and BrainPro.    The increase in gross profit margin for the three months ended September 30, 2012 as compared to the same period in the prior year is primarily due to an increase in subscription revenue.  These applications require an increased level of infrastructure costs, which resulted in a decrease in the gross profit margin for the nine months ended September 30, 2012, as compared to the same period in the prior year, when we were just beginning to build the infrastructure to support our On Demand products.

Gross profit margin on licenses decreased by 6% and 5%, respectively, in the three and nine months ended September 30, 2012 compared to the same periods in 2011 primarily due to fixed costs for minimum royalty payments, amortization of purchased software, and freight and fulfillment charges spread over lower license revenue.

Gross profit margin on service and support increased by 14% and 3%, respectively, in the three and nine months ended September 30, 2012 compared to the same periods in 2011 primarily due to a 46% reduction of headcount as a result of our restructuring activities taken during the the third quarter of 2012.

Operating Expenses

The following table sets forth information relating to our expenses (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Sales and marketing	$3,367	$4,682	(28)%	$12,634	$14,075	(10)%
Research and development	1,395	2,347	(41)%	5,898	7,801	(24)%
General and administrative	1,948	1,922	1%	6,137	6,343	(3)%
Restructuring	1,462	-		1,462	-

Total operating expenses	$8,172	$8,951	(9)%	$26,131	$28,219	(7)%

Sales and Marketing Expenses: Sales and marketing expenses consist principally of salaries and incentive compensation paid to employees engaged in sales and marketing activities, travel costs, tradeshows, conferences, and marketing and promotional materials. Sales and marketing decreased $1.3 million and $1.4 million, respectively, for the three and nine months ended September 30, 2012 compared to the same periods in 2011 primarily due to a reduction in headcount and lower commissions. At September 30, 2012, we had 37 quota-bearing sales personnel compared to 49 at September 30, 2011.

Research and Development Expenses: Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs. Research and development expenses decreased $1.0 million and $1.9 million in the three and nine months ended September 30, 2012 compared to the same periods in 2011 primarily due to a reduction in headcount and less spending on development as the second version of our On Demand offering was released early in 2012.

General and Administrative Expenses:  General and administrative expenses principally consist of salaries and compensation paid to our executives, accounting staff and other support personnel, as well as travel expenses for these employees, and outside legal and accounting fees. General and administrative expenses remained relatively flat for the three months ended September 30, 2012, and decreased $0.2 million for nine months ended September 30, 2012, respectively, as compared to the same periods in 2011.  The decrease in the nine months ended 2012 is primarily due to a  reduction of headcount and less spending in consulting and overall lower stock compensation expense as compared to the same period as 2011.

Restructuring:   During the third quarter of 2012, as part of our strategy to better align our costs and organization structure with the current economic environment and improve our profitability, we implemented reductions in our workforce totaling approximately 30% as compared to staff levels at the end of the second quarter.  The restructuring charge of $1.5 million included severance and related costs associated with 65 employees notified of termination during the third quarter of 2012.

We expect that these reductions will result in future expense savings of approximately $6 million per year, with the majority of impact affecting  cost of sales service, sales and marketing expense and research and development expense.  We paid $0.6 million of the restructuring charges in the third quarter of 2012 and we expect to pay the remaining $0.9 million by the first quarter of 2014.

Other Income and Expenses

The following table sets forth information relating to our interest and other income and expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Change in fair value of warrant	$1,068	$-	$1,356	$-
Write off of long-term investment	-	-	(200)	-
Disposal of fixed asset	-	-	(14)	-
Interest and other income (expense)	(38)	(5)	(47)	10
Total interest and other income	$1,030	$(5)	$1,095	$10

The change in fair value of warrant relates to the change in fair value of our common stock warrants which were issued on March 28, 2012. The fair value was estimated using the Black-Scholes Merton option pricing model, which requires the input of highly subjective assumptions as determined by the Company’s management. To the extent these assumptions change in future periods, the fair value of the common stock warrants may increase or decrease and the change in fair value will be recorded in our results of operations.  The decrease in the fair value of warrant during the three and nine months ended 2012 is primarily due to the decrease in the Company’s stock price over the time period.

We assessed the financial condition of a company in which we have a long-term investment and wrote off that investment because of a lower assessment of its prospects.

Disposal of fixed asset relates to a write off for certain capitalized software amounts for which we determined would have no future use, in the first quarter of 2012.

Interest and other income (expense) includes foreign exchange gains and losses as well as interest paid on amounts borrowed.

Provision for Income Taxes

In the three and nine months ended September 30, 2012, we recorded income tax expense of $86,000 and $169,000, respectively.  The tax expense for the three and nine months ended September 30, 2012 consists primarily of deferred tax expense relating to the amortization of acquired goodwill, current state tax expense and current foreign tax expense.

In the three and nine months ended September 30, 2011, we recorded income tax expense of $46,000 and $128,000, respectively.  The tax expense for the three and nine months ended September 30, 2011 consists primarily of deferred tax expense relating to the amortization of acquired goodwill and state tax expense.

The Company has established and continues to maintain a full valuation allowance against its deferred tax assets as the Company does not believe that realization of those assets is more likely than not. There was no change in our valuation allowance for the three and nine months ended September 30, 2012.

Our effective tax rate was (4.0)% and (1.6)% for the three and nine months ended September 30, 2012 compare to (3.8)% and (4.9)% for the three and nine months ended September 30, 2011.

Liquidity and Capital Resources

Our cash and cash equivalents were $2.6 million at September 30, 2012, compared to $5.9 million at December 31, 2011 and $3.2 million at June  30, 2012.

We expect that during the next twelve months our current cash balances and cash borrowings available under our credit line will be our primary sources of liquidity and will be sufficient to provide the necessary funds for our operations and capital expenditures.  Based upon our current forecasts, we expect to generate positive cash flow over the course of the next twelve months. However, our business is seasonal and therefore we expect to borrow under our line of credit with Comerica Bank (“Comerica”) or find alternative sources of financing in order to fund our operations in the event we are unable to borrow under our current line of credit agreement. Historically, we have used cash in our operations during the first half of the year and have improved cash from operations in the second half. This pattern results largely from our seasonally low sales in the first and fourth calendar quarters, which reflects our industry pattern, and the time needed to collect on sales made towards the end of the second quarter.

We have used cash from operations of $10.8 million in the nine months ended September 30, 2012, an increase from cash used from operations of $5.3 million in the nine months ended September 30, 2011. Our cash used in operations has increased in fiscal 2012 as a result of our lower booked sales as compared to the prior year, as we have continued to experience a decline in booked sales due to the funding constraints in the K-12 market and our business transition from selling perpetual software licenses to a SaaS model.

Based on our current forecasts, we expect that we will generate cash from operations in the fourth quarter of 2012 and to be cash flow positive from operations during the first nine months of fiscal 2013. However, our booked sales and cash collections are seasonal and we expect to fund operations through our current cash balances and the availability of our Comerica line of credit during that period of time. We have implemented restructuring plans designed to reduce operating expenses and we believe that improved cash flows from operating activities as a result of our reduction in future expenses; and planned usage of our line of credit with Comerica during the first six months of 2013, will enable us to have sufficient cash to continue through September 2013.    Accomplishing this, however, will require us to achieve certain levels of booked sales, cash collections, and expenses. We cannot assure you that we will achieve these levels.  If we are unable to achieve the needed levels of booked sales and cash collections, we expect to further reduce our expenses to ensure that we have sufficient liquidity to continue our operations through at least September 30, 2013. Reducing expenses beyond the actions we took in the third quarter 2012 could have a negative impact on our future growth potential.  In addition, we may be required to sell assets, issue additional equity securities or incur additional debt, and we may need to obtain waivers or amendments from Comerica in the event we do not comply with our covenants. We may not be able to accomplish any of these alternatives. In addition, our line of credit agreement with Comerica enables Comerica to prevent us from borrowing or request that any outstanding borrowings be repaid at any time, regardless of whether covenants are met.  As such, it is not certain that we will be able to utilize cash available under the line of credit.

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

The 2,505,852 warrants issued contain a cash settlement provision that may be triggered upon request by the warrant holders if we are acquired or a merger event, as defined by the warrant agreement, occurs.  Under the FASB ASC Topic 815, Derivatives and Hedging, an equity contract that can be settled in cash at the request of the holder must be classified as an asset or a liability. The accounting guidance also requires that the warrants be re-measured at fair value at each reporting date, with the change in fair value recorded in our condensed consolidated statement of operations. At September 30, 2012 the estimated fair value of the warrants was $1.0 million and is recorded as a liability on our condensed consolidated balance sheet. The fair value was estimated using the Black-Scholes Merton option pricing model. Upon exercise or expiration, the fair value of the respective warrants will be reclassified to stockholders’ equity (net capital deficiency).  As of September 30, 2012, all common stock warrants were outstanding.

During 2012, the Company amended its line of credit with Comerica three times.

On February 9, 2012, the Company amended its existing revolving line of credit agreement with Comerica.  The amendment lowered the amount that can be borrowed, extended the term of the line of credit, and updated the financial covenants.  The maximum that can be borrowed under the agreement is $5.0 million.  The line now expires on December 31, 2013. Borrowings under the line of credit bear interest at Prime plus 1.25%, are subject to reporting covenants requiring the provision of financial statements to Comerica, and, as amended, financial covenants that required the Company to maintain a specified minimum adjusted quick ratio and a specified level of net worth. The required levels varied over the course of the year.  On March 15, 2012, the Company borrowed $3.0 million under the line of credit and repaid the balance on March 29, 2012.

On June 12, 2012, the Company and Comerica entered into the First Amendment to their Amended and Restated Loan and Security Agreement entered into in February 2012 (the “Restated Agreement”). The amendment changed the adjusted quick ratio and amended the minimum net worth requirement, which varied over the term of the Restated Agreement. Compliance with these covenants was to be assessed monthly in the event that there were outstanding borrowings. Otherwise compliance with the covenants was to be assessed quarterly.  On July 6, 2012, the Company drew down $4.9 million of the $5.0 million available under its line of credit with Comerica pursuant to the terms of its amended and Restated Agreement.

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

On August 15, 2012, the Company repaid $3.5 million on the line of credit with Comerica.  As of September 30, 2012, the Company had $1.4 million outstanding on the line of credit.  During the month ending September 30, 2012, the Company did not achieve certain levels of booked sales on a three-month rolling basis and therefore was not incompliance with the financial covenant under the terms of the Second Restated Agreement.  On October 16, 2012, the Company received a certificate from Comerica waiving the booked sales violation for the period ending September 30, 2012.

During the third quarter of 2012, as part of our strategy to better align our costs and organization structure with the current economic environment and improve our profitability, we implemented two reductions in our workforce of approximately 30% as compared to staff levels at the end of the second quarter.  The restructuring charge of $1.5 million included severance and related costs associated with 65 employees notified of termination during the third quarter of 2012.

We expect that these reductions will result in future expense savings of approximately $6 million per year, with the majority of impact affecting  cost of service, sales and marketing expense and research and development expense.  We paid $0.6 million of the restructuring charges in the third quarter of 2012 and we expect to pay the remaining $0.9 million by the first quarter of 2014.

Additionally, subsequent to September 30, 2012, we entered into a Lease Extension and Modification Agreement in respect to the Company’s corporate headquarters in Oakland, California (the “Modification”).  The Modification reduced lease payments by $10,000 per month starting January 2013 through December 2013 and extended the lease term to December 31, 2015, for a reduced amount of space during the extension period.  In addition, the terms of the Modification allow the Company to apply $50,000 of its security deposit per month towards its rental payments starting October 2012 through December 2013.  The Modification will reduce the future minimum lease payments by $150,000 and $720,000 for the three months remaining of 2012 and 12 months ended 2013, respectively.  The Modification will increase the future minimum lease payments by approximately $400,000 for each of the years 2014 and 2015.

Net cash used in operating activities for the nine months ended September 30, 2012 was $10.8 million compared to cash used of $5.3 million during the nine months ended September 30, 2011. The increase in cash used in operating activities was primarily the result of lower levels of booked sales in the period.

Net cash used in investing activities for the nine months ended September 30, 2012 was $0.5 million compared to net cash provided by investing activities of $2.1 million for the nine months ended September 30, 2011. In the nine months ended September 30, 2012, we had $0.5 million of net purchases of property and equipment. In the nine months ended September 30, 2011, net sales of investments were $3.9 million offset in part by $1.7 million of capital expenditures primarily related to critical investments in product development.

Financing activities for the nine months ended September 30, 2012 was $8.0 million due to $6.5 million from the issuance of common stock as part of our private offering and $0.2 million from proceeds from the exercise of stock options. Financing activities for the nine months ended September 30, 2011 was $0.2 million from proceeds from the exercise of stock options offset by $0.1 million of net settlement of restricted stock unit awards.

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

On October 3, 2012, we entered into a Lease Extension and Modification Agreement (the “Modification”) in respect to the lease of its Oakland, California headquarters.  The terms of the modified agreement extended the lease terms to December  31, 2015, relinquished approximately 16,300 square feet of space, reduced rent by  $10,000 per month for the twelve months of 2013, and entitled us to use $50,000 per month of our $850,000 security deposit towards payment of our monthly rent for the 15-month period starting October 1, 2012 through December 31, 2013.    The lease for the remaining approximately 14,200 square feet under the lease is being extended pursuant to the Modification for two-years from January 1, 2014 to December 31, 2015, at a rate of $33,370 per month during the two-year extension.  We are not obligated to pay any common area operating expenses, and there will be no annual rate increase during the two-year extension.

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

Warrant Liability

In connection with our private common stock offering that closed on March 28, 2012, we issued 2,505,852 common stock warrants.  The warrants have an exercise price of $1.82 per share and expire five years from the date of issuance. In addition, the warrants contain a cash settlement provision that may be triggered upon request by the warrant holders if we are acquired or a merger event occurs.  Under the FASB ASC Topic 815, Derivatives and Hedging, an equity contract that can be settled in cash at the request of the holder must be classified as an asset or a liability. The accounting guidance also requires that the warrants be re-measured at fair value at each reporting date, with the change in fair value recorded in our condensed consolidated statement of operations. At September 30, 2012 the estimated fair value of the warrants was $1.0 million and is recorded as a liability on our condensed consolidated balance sheets. For the three and nine months ended September 30, 2012, there was a decrease of $1,068,000 and $1,356,000, respectively, to the warrant liability which was recorded in interest and other income on our condensed consolidated statement of operations. The fair value was estimated using the Black-Scholes Merton option pricing model, which requires the input of highly subjective assumptions as determined by management. To the extent these assumptions change in future periods, the fair value of the common stock warrants may increase or decrease and the change in fair value will be recorded in our results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price. We had no investments subject to market risk at September 30, 2012.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. All of our cash and cash equivalents are held with Comerica Bank in either our money market or operating account. Declines in interest rates, however, will reduce future interest income. During the three months ended September 30, 2012, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income.

As of September 30, 2012 , our total debt was comprised of borrowing of approximately $1.4 million under our revolving line of credit agreement with Comerica. During the three months ended September 30, 2012, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest expense or existing principle balance.

Foreign currency exchange risk

Our sales contracts are primarily denominated in U.S. dollars and, therefore, the majority of our revenues are not subject to foreign currency risk. We are directly exposed to changes in foreign exchange rates to the extent such changes affect our expenses related to our foreign assets and liabilities. Our only exposure in regard to our foreign assets and liabilities is with our Chinese subsidiary whose functional currency is the Chinese Renminbi. For the three and nine months ended September 30, 2012 and 2011, our foreign currency exchange risk was not material and we do not expect it to become material in the next twelve months.

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

As required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, and concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Other than what is noted below, there are no material changes from the risk factors previously disclosed in Part I, Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, as amended by Part II, Item 1A – “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed August 14, 2012, and such risk factors are incorporated herein by reference.

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

The funding for a substantial portion of our K-12 sales typically comes from federal sources, in particular IDEA (special education) and Title One funding.  The amount of this funding varies from time to time, as do the rules governing the use of this funding.  The federal budget deficit and competing federal priorities could adversely impact the ongoing level of federal education funding.  The temporary additional American Recovery and Reinvestment Act (ARRA) education funding expired in 2011. There has been much recent discussion, and the administration has granted 34 states and the District of Columbia waivers from certain requirements, but there has been no legislative agreement about changes to the No Child Left Behind Act of 2001.  A cutback in federal education funding or a change in the funding rules to allow general rather than restricted uses of federal funding could have a materially adverse impact on our revenue.

In August 2011, President Obama signed the Budget Control Act of 2011, which provided for both an increase in the federal government's borrowing authority and reductions in spending.  Under the Budget Control Act of 2011, Congress must develop legislation to achieve further deficit reduction, and the outcome of this process is uncertain.  If Congress fails to achieve the required level of deficit reduction, automatic reductions in spending across-the-board (also known as “sequestration”) will begin in 2013.  If this sequestration occurs, funding for most federal education programs will be cut by up to 9% in mid-2013.   Any action or inaction by Congress that significantly reduces federal education funding, whether through across-the-board funding cuts or otherwise, would have a materially adverse effect on our financial condition, results of operations, and cash flows.

State education funding continues to be significantly impacted by state budget difficulties. According to the Center on Budget and Policy Priorities, in the 2012-2013 school year, elementary and high schools in approximately half of the states are receiving less state funding than in the prior school year, and in approximately 35 states, school funding now stands below 2008 levels.  These reductions have resulted in teacher layoffs, program restrictions and overall expense reductions. While education spending remains an important priority for states, it faces competition from demands for, among other things, relief for the unemployed and homeowners and rising healthcare costs. Continued pressure on state budgets and state education funding could have a materially adverse impact on our revenue.

Our cash flow is highly variable and may not be sufficient to meet all of our objectives.

During 2010 and 2011, we used $4.2 million and $7.2 million of cash in operations and in 2009 we generated $14.5 million in cash from operations. In the first nine months of 2012, we used $10.8 million of cash in operations.  Over the next 12 months, we expect to fund our operations primarily through a combination of our current cash balances and cash available under our Comerica credit line.

On March 28, 2012, we closed our sale of 4,176,420 shares of company common stock at a price of $1.73 per share in a private transaction to several investors, which resulted in approximately $6.5 million in net proceeds to us.  As a part of the transaction, we issued warrants to the investors for an aggregate of 2,505,852 additional shares of Common Stock.  The warrants have an exercise price of $1.82 per share and are exercisable until 60 months after issuance.  As of March 31, 2012, we had approximately $8.1 million of cash on hand, including the approximately $6.5 million from the transaction.  As of September 30, 2012, we had approximately $2.6 million of cash on hand.

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

On August 15, 2012, we repaid $3.5 million on the line of credit with Comerica.  As of September 30, 2012, we had $1.4 million outstanding on this line of credit.  During the month ending September 30, 2012, we did not achieve the required levels of booked sales on a three-month rolling basis and therefore we were not in compliance with the financial covenant under the terms of the agreement.  On October 16, 2012 we received a certificate from Comerica waiving the booked sales covenant violation for the month ending September 30, 2012.

Historically, our cash from operations have generally been worse in the first half of the year than in the second half. This pattern results largely from our seasonally low sales in the first and fourth calendar quarters, which reflects our industry pattern, and the time needed to collect on sales.  Because of the seasonality of our booked sales we may have to borrow from our line of credit.  Our cash reserves and the cash available under the line of credit, if any, may be inadequate to meet our needs.

Funding our liquidity needs to continue to operate our business will require us to achieve certain levels of booked sales and cash collections, and reduce operating expenses. If we are unable to achieve the required levels, or are unable to obtain waivers or amendments from Comerica in the event we do not comply with our covenants, we would be required to obtain additional debt or equity financing from other sources, to further reduce expenses, or to sell assets. Reducing our expenses could adversely affect our operations. We cannot assure you that we will be able to secure additional debt or equity financing or sell assets on acceptable terms, if at all, and failure to do so could cause us to cease operations. In addition, raising additional equity financing could result in substantial dilution of our current equity holders and in the net tangible book value per share of such holdings.

 Our shares of common stock have been delisted from NASDAQ and we are not listed on any other national securities exchange.  It will likely be more difficult for stockholders and investors to sell our common stock or to obtain accurate quotations of the share price of our common stock.

Effective October 18, 2012 our common stock was delisted from NASDAQ and our shares of common stock are currently quoted on the OTCbb, continuing under the trading symbol “SCIL.”  Stock traded on the over-the-counter markets are typically less liquid than stocks that trade on a national securities exchange.  Trading on the over-the-counter market  may also negatively impact the trading price of our common stock.  In addition, the liquidity of our common stock may be impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our Company.  Stockholders may find it difficult to resell their shares of our common stock due to the delisting.  The delisting of our common stock from NASDAQ may also result in other negative implications, including the potential loss of confidence by customers, strategic partners and employees, the loss of institutional investor interest in our common stock and our inability to take advantage of certain exemptions available to listed securities under the Exchange Act and the 1940 Act.

Additionally, as a result of the delisting of our shares of common stock from NASDAQ, we are no longer subject to the rules of  NASDAQ, including rules related to corporate governance matters such as the circumstances (including but not limited to certain issuances of our securities) in which stockholder approval is required, requirements regarding the independence of our directors and the existence of committees of our board of directors comprised of independent directors.

We may not be able to be re-listed on NASDAQ, which could adversely affect trading and liquidity of our common stock.

We intend to apply for the listing of our shares of common stock on NASDAQ as soon as practicable, assuming that the Company satisfies the applicable listing criteria.  However, there is no assurance that NASDAQ or any other national stock exchange will approve our common stock for listing, as there is no assurance that we will satisfy the criteria for listing or be approved for listing on NASDAQ or any other national stock exchange.  Failure to list our shares on a national stock exchange could result in a less liquid market for existing and potential stockholders in which to trade our common stock, which could depress the trading price of our common stock and adversely impact our ability to raise capital in the future.

Our securities are subject to “penny stock” rules which may further reduce the liquidity and market price for our Common Stock.

Certain securities that are not listed on a national securities exchange, have a trading price below $5.00 and satisfy certain other requirements, such as our common stock, are subject to the SEC’s “penny stock” rules.  Under the SEC’s penny stock rules, among other things, broker-dealers may not sell a penny stock to, or effect the purchase of a penny stock by an investor (other than an accredited investor or an “established customer” as defined in Rule 15g-9), unless, prior to executing the transaction, the broker-deal has determined that transactions in penny stocks are suitable for the purchaser (and delivers a written statement of such determination to the purchaser), obtained the purchaser’s written agreement to engage in the transaction, provided the purchaser with a written disclosure document regarding certain risks associated with investing in penny stocks and obtained written acknowledgement from the purchaser that the purchaser has receive the required disclosure documents.  Broker-dealers may find it difficult to execute transactions in our common stock as a result of the penny stock rules summarized above.  These requirements may further reduce the liquidity and trading price of our common stock.

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

Dated: November 13, 2012

Scientific Learning Corporation (Registrant)
/s/ Jane A. Freeman
Jane A. Freeman Chief Financial Officer

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.1	Lease Extension and Modification Agreement by and between Scientific Learning Corporateion and Rotunda Partners II, LLC, dated October 3, 2012	8-K	000-24547	10/5/2012	10.1
31.1	Certification of Chief Executive Officer (Section 302)	—	—	—	—	X
31.2	Certification of Chief Financial Officer (Section 302)	—	—	—	—	X
32.1	Certification of Chief Executive Officer (Section 906)	—	—	—	—	X
32.2	Certification of Chief Financial Officer (Section 906)	—	—	—	—	X
101**	The following materials from Scientific Learning Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Shareholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text	—	—	—	—

** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 10.1 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.