Form 10-K
period 2012-12-31
SCIENTIFIC LEARNING CORP
filed 2013-04-01
CIK 1042173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Securities registered pursuant to Section 12 (b) of the Act: NONE.

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale   price of the Common Stock on June 29, 2012 as reported on the Nasdaq Global Market was approximately $24,380,916. Shares of Common Stock held by each director and executive officer and certain persons who owned 5% or more of the registrant's outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25, 2013 the Registrant had outstanding 23,578,752 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2012 Annual Meeting of Stockholders are incorporated by reference in Part III.

.

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

PART I

ITEM 1.BUSINESS

Overview

We are an education company that accelerates learning by applying proven research on how the brain learns in online and on-premise software solutions. Our results show that learners who use our products can realize achievement gains of up to 2 years in as little as 3 months and maintain an accelerated rate of learning even after product use ends. We provide our learning solutions primarily to U.S. K-12 schools in traditional brick-and-mortar, virtual or blended learning settings and also to parents and learning centers, in approximately 45 countries around the world.

We are highly differentiated because of our continuous focus on the “science of learning” - combining advances in the field of brain research with standards-based learning objectives to achieve dramatic student gains.  At December 31, 2012, proof that our products produce substantial academic gains was demonstrated in 273 efficacy studies, including randomized controlled trials and longitudinal studies, representing results from approximately 130,000 aggregate participants. These studies show gains for students at all K-12 grade levels, for at-risk, special education, English language, Title I (low income, under achieving), and a variety of other students. Gains have been demonstrated throughout the United States and in ten other countries. The studies show that these gains endure over time.

In 2011, we began to transition to a software as a service (SaaS) model. Our easy-to-use and easy-to-access web-based platforms are able to effectively deliver individualized learning opportunities to a large number of students simultaneously. Our Fast ForWord and Reading Assistant educational software products are now available on our browser-based SciLEARN Enterprise software platform and our on-demand platform MySciLEARN On Demand. The SciLEARN Enterprise and MySciLEARN platforms meet the needs of institution and district-wide installations by providing scalability, remote access, centralized reporting, asynchronous online professional development, and ease of administration for multiple campuses.

Markets

Our products are available worldwide to educational institutions, speech and language clinics, learning centers and parents.

United States K-12 Market

Our sales are concentrated in K-12 schools in the United States, which in 2012 were estimated to total over 114,000 schools serving approximately 48 million students in almost 14,000 school districts. In the last three fiscal years, the U.S. K-12 sector has represented approximately 83% of our sales.

Historically, we have focused our selling efforts on district-level administrators.  While we continue to sell at the district level, our new SaaS technology and pricing allows us to expand our selling efforts to building-level principals and lead teachers for smaller initial purchases. After these initial implementations, we then seek to expand throughout the school and/or district based on the demonstrated efficacy of the products.

We market our products primarily as learning acceleration solutions, to be used in a blended model with existing teaching and curriculum materials, at both the elementary and secondary school levels. Despite a national focus on reading and increased school district accountability, independent evaluations of student performance have demonstrated little improvement in reading results. According to the U.S. Department of Education (USDE), in 2011, 67% of fourth graders in the United States were not “proficient” in reading and 34% performed below the “basic” level. Between 2009 and 2011, there was no measurable change in average 4th grade reading scores.  United States K-12 public schools are funded primarily through state and local tax revenues, but also receive funding from the federal government through a variety of programs, many of which target children who are poor and/or are struggling academically. The funding for a substantial portion of our K-12 sales has historically come from federal sources, in particular IDEA (special education) and Title I funding.  The National Education Association estimates that the federal sequestration that went into effect on March 1, 2013 will reduce Title I funding by $740 million and IDEA special education funding by $632 million in the 2013-14 school year, but it is not yet clear what level of impact this will have on our sales. The amount of this funding varies from time to time, as do the rules governing the use of this funding; the temporary additional American Recovery and Reinvestment Act (ARRA) education funding expired in 2011.  There has been much recent discussion about changes to the federal No Child Left Behind Act, and the administration has granted 34 states and the District of Columbia waivers from certain requirements, but there has been no legislative agreement on significant changes.  State and local funding for schools continues to be significantly impacted by decreases in tax revenues due to the recent recession. While education spending remains an important priority, over half the states have reduced their funding to schools compared to 2008, resulting in teacher layoffs, program restrictions and overall expense reductions.

Other Markets

In addition to selling to K-12 schools, we also sell to and through private practice professionals and learning centers. These speech and language and other professionals recommend the use of our products to appropriate clients and then supervise the use of the software, often in connection with their other services. In 2012, over 400 non-school professionals and entities in the United States and Canada (North America) offered our products.

We also sell web-based products and tutoring services directly to parents. These products are designed to meet the needs of learners who want to “catch up” and are delivered via a SaaS (software as a service) model.

Sales to countries other than the United States and Canada are a small but growing part of our business, which we serve through a network of value-added resellers (VARs). During 2012, products were marketed to customers in approximately 45 countries. As of December 31, 2012, we were represented by 22 VARs.

Our strategy for international markets thus far has been conservative, so that we do not divert resources from the U.S. K-12 market. However, we believe the potential international opportunity is significant. Outside of North America, our products are used in three primary applications: (1) assisting in the acquisition of English as a second language, (2) by clinical professionals with impaired children, and (3) in tutoring and learning centers to strengthen academic skills.  About one-fourth to one-third of the worldwide population now understands and speaks English to some degree, and English is the international language of business, travel, and diplomacy. While our products, in and of themselves, do not provide all the components necessary to teach English to non-native speakers, they have been demonstrated to be extremely effective in assisting in English language instruction, through building the necessary underlying cognitive, acoustic processing, fluency and other skills needed to learn and speak English. Strategic initiatives with VARs in China and Southeast Asia have included the creation of franchise-based, “business-in-a-box” learning center models where our products are augmented by direct instruction and other supplementary activities to achieve measurable results in English improvement for students age 5-14.

Transition

Historically, the majority of our sales have been large transactions from U.S. K-12 school districts.  In the recent and current economic conditions, it has been more challenging to close large transactions as district leaders feel pressure to fund only basic needs. In response, we have diversified our business model to target both building and district level decision-makers. We released our new platforms, SciLEARN Enterprise in late 2010 and MySciLEARN on demand in 2011,  allowing us to better address the U.S. K-12 school and district markets and the international, consumer and virtual school markets with improved access and ease-of-use. Our current technology activities are focused on maturing our platforms to make them more robust, scalable and easier to use and on consolidating some of our legacy products into our MySciLEARN platform.  As our model continues to become more diversified, we expect to become increasingly less dependent on large transactions and to significantly increase our subscription base with more predictable transactions and recurring revenue.

Products

Our products unify advances in the field of brain research with standards-based learning objectives to achieve enduring student gains. Our solutions augment any curricular approach and when blended with high-quality teacher- led instruction, build learning capacity by systematically and rigorously developing the academic and cognitive skills required for lifelong learning success.

Fast ForWord

The components of our flagship Fast ForWord product were built on the foundation that the learning brain can improve through exercise - the concept of brain fitness.  These components apply learning principles that have been established through neuroscience and cognitive research as critical to learning new tasks:  frequency and intensity of exercises, adaptively to the students’ individual performance, timely motivation and simultaneous development of multiple skills. Fast ForWord is now web-based, improving its ease-of-use, access and overall effectiveness.

Fast ForWord Language and Literacy

Fast ForWord Language for elementary learners and Fast ForWord Literacy for adolescent learners build foundational reading and language skills to help districts move below grade level learners to be successful learners in the general classroom.  These components include Fast ForWord Language, Fast ForWord Language to Reading, Fast ForWord Literacy and Fast ForWord Literacy Advanced.

The exercises in the Fast ForWord Language component specifically focus on oral language comprehension and listening, including phonological awareness, listening accuracy and comprehension, working memory, and familiarity with language structures.  The content and exercises of the Literacy component are similar to those of Language, but have been adapted to maximize impact for adolescents and English language learners.  The Fast ForWord Language to Reading product helps students make the link between spoken and written language, using exercises that focus on listening comprehension, sound letter recognition, phonological awareness, beginning word recognition and English language conventions. The Literacy Advanced software includes content and exercises similar to those in the Fast ForWord Language to Reading with a user interface that is designed to appeal to adolescents, emphasizing phonemic awareness, decoding, word recognition, sequential and inferential comprehension and the ability to sequence multi‑step instructions.

Fast ForWord Reading

Fast ForWord Reading builds learning capacity through developing cognitive skills using exercises focused on critical “reading to learn” abilities. The Fast ForWord Reading exercises focus on phonemic awareness, phonics and decoding, spelling, vocabulary, fluency and comprehension.   Fast ForWord Reading begins with Reading Readiness, which prepares the student for reading, focusing on phonemic identification, categorization and blending, letter names, sound and letter correspondence, rapid letter/word recognition, and oral vocabulary.  Fast ForWord Reading continues with levels 1 through 5, which focus on reading skills and tasks of increasing complexity.  The exercises in Reading 5 carry a significant working memory load, as they build vocabulary, improve critical thinking and abstract reasoning, improve composition skills, and focus on accuracy, fluency and comprehension.

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

MySciLEARN, Progress Tracker and Reading Progress Indicator

Progress Tracker, our Internet‑based data analysis and reporting tool, analyzes student learning results to provide diagnostic and prescriptive intervention information and allows educators to track and report their students’ learning progress. Progress Tracker provides detailed reports at the student, classroom, school, and district level, and can be reported by subgroup, providing a tool for educators to analyze student progress towards required goals. The MySciLEARN reporting tab also provides a subset of this information, but in a more easy-to-understand user interface. We expect that during 2013 the MySciLEARN reports will replace Progress Tracker because of their improved ease-of-use.

Reading Progress Indicator is a reliable and valid assessment of a student’s reading skills. It is designed to be quick and convenient to administer before and after product use, to rapidly demonstrate the effectiveness of our products and place students in the right product sequence.

BrainPro™  services

The BrainPro services are based on our flagship Fast ForWord product.    BrainPro services are targeted at learners who are below grade level and want to catch up. BrainPro learners access Fast ForWord from home and work with a certified tutor remotely. The BrainPro tutor is responsible for defining a customized program and goals and helping the learner achieve progress toward the learning goals with the help of the parents.

Kinderspark

The Kinderspark series was launched in October 2011 with Eddy’s Number Party!.  We initially launched Eddy’s Number Party! as an iPad app.  We are currently conducting pre-release testing of Eddy’s Number Party!, along with a second game, Eddy’s Doggie Diner, on our web-based SaaS platform.  The Kinderspark series is designed to be a collection of engaging games for children aged 3-6 that help them build kindergarten readiness skills and excel in learning by combining proven research on how the brain learns, input from education experts, and fun.

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

Services and Support

We believe that training and implementation support is important to achieving appropriate product use in schools, where a limited school day and competing priorities makes it challenging for educators to devote the time and resources needed for a solid implementation. As of December 31, 2012, our service and support organization included 17 employees supplemented by 32 independent contractors who provide on-site customer training, consulting and technical support services.

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

We host a spectrum of both live and web-based forums, workshops, and seminars for customers and prospective customers. At these gatherings, speakers provide information on advances in research on how the brain learns, and current customers offer actual case studies on how our products impact student achievement. These sessions also provide our customers with opportunities to network and develop informal support relationships.

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

Sales and Marketing

We sell to our principal market, K-12 schools and districts throughout the United States, using a diversified sales channel, including both inside and field sales personnel. We also sell to K-12 schools in Canada using our inside sales team.

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

We sell to clinical professionals and learning centers principally through direct marketing (mail, web and telesales) and conferences (both industry conferences and an annual forum we conduct ourselves). In 2009, we began selling directly to parents online with our remote tutoring service, BrainPro™.

We also maintain a network of independent VARs outside North America. As of December 31, 2012, we had relationships with 22 VARs. To date, booked sales outside North America have not been significant. We are building this channel in response to the growing demand for English fluency around the world. We believe that our Fast ForWord and Reading Assistant products offer unique value in quickly “rewiring” the brain for English. We also believe that the international market has significant potential growth opportunities, and we are positioning ourselves to take advantage of these in the future.

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

In 2010, we established a wholly-owned foreign subsidiary in Shanghai, China to provide research and development services to us, initially focused on Reading Assistant. As of December 31, 2012, 31 of our employees were engaged in research and development activities, which include product development, product management, and outcomes research. We also use extensive 3rd-party resources to supplement our employees in such areas as quality assurance, design and content development, which cost $0.6 million, $1.3 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.   Our research and development expenses were approximately $7  million, $10.3 million and $7.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Development Strategy

Over the past several years, our development efforts have been primarily focused on transitioning our products to a web-based platform. The first milestone in this effort was achieved in 2010 with the release of SciLEARN Enterprise, a browser-based platform hosted by the school district or learning institution. In 2011 we released MySciLEARN, a browser-based platform hosted by us. These two platforms achieve our plan to roll out hosted offerings that expand our per student licensing option to the broader U.S. K-12 market and that we believe will more effectively address newer markets outside U.S. K-12.

During 2012, we launched the Reading Assistant product on the SciLEARN Enterprise and MySciLEARN platforms and continued to mature and expand MySciLEARN.

During 2013, we plan to continue to focus on developing our MySciLEARN platform to be more robust, scalable and easier to use.  We also plan to consolidate some of our legacy products and components, including Progress Tracker, onto the MySciLEARN platform.

Intellectual Property

Our intellectual property strategy addresses both product technology and product concepts. Our policy is to protect our proprietary rights in our products and technology through a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures, and contractual provisions.

At December 31, 2012, we held the rights to 67 issued and active patents and 10 pending applications. These include 44 issued U.S. patents and 5 pending U.S. applications that we own or co-own. We also held 5 issued patents from other countries and had 5 applications pending abroad. We were the exclusive licensee under 11 issued U.S. patents and 7 issued foreign patents.

Our U.S. patents relating to the Fast ForWord products expire between 2014 and 2026; the Reading Assistant patents expire in 2024.

The 18 patents that we license are owned by the Regents of the University of California (“the Regents”) and Rutgers, the State University of New Jersey (collectively the “University patents”), and relate to the basic speech and sound modification and adaptive technology developed at those institutions. In 2012, approximately 47% of our product booked sales was derived from selling products that use the licensed inventions. This license is exclusive and extends for the life of the University patents, which expire in 2014, subject to the right of the Regents to terminate in case of default and our right to terminate at any time upon 60 days written notice. If we were to lose our rights under this license, it would materially harm our business. This license requires payment of royalties based upon cumulative net booked sales of our products, subject to certain minimum royalty amounts. For the remainder of the license term, the minimum annual royalty payment is $150,000. In fiscal 2012, 2011 and 2010, we had approximately $0.2 million, $0.4 million and $0.5 million, respectively, in royalty expense under the license.

We also have 15 U.S. trademark registrations, including registrations for marks including “Fast ForWord,” our most important trademark.

Posit Science Corporation

In September 2003, we transferred certain of our technology to Posit Science Corporation (PSC) for use in the healthcare field. PSC’s products based on our technology primarily focus on combating age-related cognitive decline and enhancing cognitive abilities as people age. The transaction included a license of the patents we own and certain software we developed, a sublicense of the patents we license from the universities, and the sale of some research-related assets. All of the rights licensed to PSC are limited to a specified healthcare field and most of the licenses are exclusive in that field. For these rights, PSC paid us a one-time initial fee, issued us shares in PSC and has an ongoing royalty obligation. PSC has also agreed to cross‑license any patents issued to PSC. We retain all rights to our technology outside of the specified healthcare field.

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

Backlog

Our deferred revenue was approximately $13.5 million as of December 31, 2012 and $17.3 million as of December 31, 2011. These deferred revenues are primarily composed of professional development and technical services that have not yet been performed and the portion of multi-year sales, subscription and term-based sales, support and Progress Tracker sales not yet recognized as revenue. Approximately $11 million of our deferred revenue as of December 31, 2012 is expected to be recognized within the next 12 months.

Employees

As of December 31, 2012 we had 140 full-time equivalent employees, compared to 240 at December 31, 2011. None of our employees are represented by a union or subject to collective bargaining agreements.

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

The funding for a substantial portion of our K-12 sales typically comes from federal sources, in particular IDEA (special education) and Title I funding.  The amount of this funding varies from time to time, as do the rules governing the use of this funding.  The federal budget deficit and competing federal priorities could adversely impact the ongoing level of federal education funding.  The temporary additional American Recovery and Reinvestment Act (ARRA) education funding expired in 2011. There has been much recent discussion, and the administration has granted 34 states and the District of Columbia waivers from certain requirements, but there has been no legislative agreement about changes to the No Child Left Behind Act of 2001.  A cutback in federal education funding or a change in the funding rules to allow general rather than restricted uses of federal funding could have a materially adverse impact on our revenue.

In August 2011, President Obama signed the Budget Control Act of 2011, which provided for both an increase in the federal government's borrowing authority and reductions in spending.  Under the Budget Control Act of 2011, Congress was required to  develop legislation to achieve further deficit reduction.  Legislation passed in early January 2013 averting the “fiscal cliff” merely postponed the deficit reduction requirements, and Congress subsequently failed to achieve the required level of deficit reduction.  As a result, automatic reductions in spending across-the-board (also known as “sequestration”) became effective on March 1, 2013.  As a result of this sequestration, it is expected that funding for federal education programs will be cut by approximately 5.1% across-the-board unless Congress passes retroactive legislation reversing the impact of sequestration. The National Education Association estimates that these cuts will reduce Title I funding by $740 million and IDEA special education funding by $632 million in the 2013-14 school year. This or any other action or inaction by Congress that significantly reduces federal education funding, whether through across-the-board funding cuts or otherwise, would have a materially adverse effect on our financial condition, results of operations, and cash flows.

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

Our cash flow is highly variable and may not be sufficient to meet all of our objectives. We need additional financing in the future in order to continue our operations and as a result, there is uncertainty about our ability to continue as a going concern.

Our cash and cash equivalents were $2.3 million at December 31, 2012, compared to cash and cash equivalents of $5.9 million at December 31, 2011.  We have used cash from operations of $10.5 million, $7.2 million and $4.2 million in the years ended December 31, 2012, 2011 and 2010, respectively. Our existing cash and cash equivalents, expected cash flow from operations and the funding availability from our line of credit, may not provide sufficient liquidity to fund our operations and capital expenditures for the next 12 months. As such, there is uncertainty about our ability to continue as a going concern. In addition, our independent registered public accounting firm has concluded that there is substantial doubt about our ability to continue as a going concern, and accordingly, it has included an explanatory paragraph to that effect in its report on our December 31, 2012 consolidated financial statements.

In February 2012, we amended our credit line with Comerica, which has provided us with a line of credit since 2004. Our amended line of credit has a limit of $4.8 million, net of an outstanding letter of credit of $0.2 million and expires on December 31, 2013.

Borrowings under the amended line of credit are subject to reporting covenants requiring the provision of financial statements to Comerica and ongoing compliance with certain financial covenants.  On August 14, 2012, we amended the financial covenants in order align them with our then current operating plan.  The amended covenants require us to maintain a specified minimum adjusted quick ratio, to achieve certain levels of booked sales and to maintain a cash balance of at least $2.0 million. The required levels for the quick ratio and booked sales vary over the term of the agreement and if we do not comply with the covenants, we risk being unable to borrow under the line of credit. Even if we remain in compliance, a provision in the line of credit entitles Comerica to prevent us from borrowing or request that any outstanding borrowings be repaid at any time, regardless of whether covenants are met.

Historically, our cash flows from operations have been worse in the first half of the year than in the second half. This pattern results largely from our seasonally low sales in the first and fourth calendar quarters, which reflects our industry pattern, and the time needed to collect on sales.  Because of the seasonality of our booked sales, we may have to borrow from our line of credit.  Our cash reserves and the cash available under the line of credit, if any, may be inadequate to meet our needs.

As of December 31, 2012, we had $0.8 million outstanding on the line of credit, and we were in compliance with all applicable covenants.  However, during the months ending January 31, 2013 and February 28, 2013, we were not in compliance. On March 1, 2013, we received a certificate from Comerica waiving the covenant violation for the period ending January 31, 2013.  We have requested a waiver for the period ending February 28, 2013, which if Comerica grants, would likely be included as part of a third amendment we are currently negotiating with Comerica to our line of credit.  There is no assurance that Comerica will grant us a waiver for the period ending February 28, 2013 or, if they do, that they will grant us any waivers in the future should we again fail to meet any covenant.

To obtain additional capital, we are actively working on a subordinated debt financing with a group of our current investors to provide needed working capital.  However, we cannot be certain that we will be able to secure the subordinated debt or any other debt or equity financing on acceptable terms, if at all.  In addition, we are actively working to amend our line of credit with Comerica to align certain of the financial covenants with our current forecast.  If we are unable to secure the subordinated debt or other additional financing, it is unlikely that Comerica will amend our agreement for our line of credit.  This would make it very unlikely that we would be able to comply with the current financial covenants in our agreement with Comerica.  Without access to our line of credit or other additional sources of financing, we would be required to further reduce expenses, or to sell assets. Reducing our expenses by an amount sufficient to meet our liquidity needs would adversely affect our operations. We cannot assure you that we will be able to secure additional debt or equity financing or sell assets on acceptable terms, if at all, and failure to do so could cause us to cease operations. In addition, raising additional equity financing could result in substantial dilution of our current equity holders and in the net tangible book value per share of such holdings.

Our sales cycle has tended to be long and somewhat unpredictable, which may result in delayed or lost sales, materially and adversely impacting our revenue and profitability.

More than 83% of our 2012 booked sales came from the K-12 market in the U.S. and Canada.  In that market we have historically depended on a relatively small number of large transactions for a significant part of our sales.  These types of sales require multiple levels of approval in a political environment, resulting in a time-consuming sales cycle that can be difficult to predict, particularly in a tight funding environment. Therefore, we may devote significant time and energy to a particular customer sale over the course of many months, and then not make the sale when expected or at all.  In 2012, we closed 25 transactions in excess of $100,000 compared to 63 in 2011.

We may not be successful in executing our transition to a new business model.

We are completing the development of our new on-demand offerings to transition the business away from our historic sales model and to make us less dependent on large U.S. K-12 transactions.  In 2011, we began selling our flagship Fast ForWord on-demand, and in January 2012 and June 2012, we launched Fast ForWord and Reading Assistant, respectively, on our improved MySciLEARN on-demand platform.  We expect our on-demand offerings to allow us to better address the international, consumer and virtual school markets, as well as the U.S. K-12 market we now principally serve and to allow us to significantly increase the number of smaller, more predictable transactions and recurring revenue.  In order to successfully accomplish this transition, we need to rapidly increase our transaction volume, sell to and achieve acceptance with new types of customers, and complete our product development in a timely manner.  We may find our marketing and sales efforts in this market less effective or more expensive than we have planned.  If we fail to achieve the level of market acceptance that we expect, we may be unable to achieve our planned level of sales and revenue.

It is difficult to accurately forecast our future financial results. This may cause us to fail to achieve the financial performance anticipated by investors and financial analysts, which could cause the price of our stock to decline.

Our revenue and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter and from year to year. In 2012, we had a net loss of $9.7 million compared to a net loss of $6.5 million in 2011 and a net loss of $9.7 million in 2010 (which included a non-cash impairment charge of $3.9 million) .  In the past, our sales strategy has primarily emphasized district-level, multi-site transactions. While we continue to sell at the district level, our new SaaS technology and pricing enable us to expand our selling efforts to building-level principals and lead teachers for smaller initial purchases.  We expect that this will make us less dependent on large unpredictable sales, but this is a new model for us, and the speed and extent of our transition is uncertain.

Our expense levels are based on our expectations of future revenue and are primarily fixed in the short term. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, which could adversely affect our operating results.

Failure to achieve the financial results expected by investors and financial analysts in a given quarter could cause an immediate and significant decline in the trading price of our common stock.

To grow our K-12 business, we need to increase acceptance of our products among K-12 education purchasers. Failure to do so would materially and adversely impact our growth prospects..

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

In order to obtain the best student results from using our product, schools must follow a recommended protocol for Fast ForWord use, which requires at least 30 minutes per day out of a limited and already crowded school day.  We also have a recommended protocol for Reading Assistant, which ranges from 20 to 40 minutes a day, depending on grade level, for at least three days per week. Our recommendation that schools follow a prescribed protocol in using our products may limit the number of schools willing to purchase from us. In addition, if our products are not used in accordance with the protocol, they may not produce the expected student results, which may lead to customer dissatisfaction and decreased revenue.

Our Reading Assistant product currently has a more limited content selection than many educators expect.  Adding content requires time and investment, and we may be unable to add content rapidly enough to attract new customers or retain existing customers.

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

If we determine that our goodwill is  impaired, we would be required to take a charge to earnings, which could have a material adverse effect on our results of operations.

We recorded a significant amount of goodwill and other intangible assets, such as core technology, related to our acquisition of the Soliloquy product line in January 2008, which we periodically evaluate for impairment.  As of December 31, 2012, the acquired intangible assets have been fully amortized and we had a balance of $4.6 million of goodwill.

Significant judgments are required to evaluate goodwill for impairment, including estimating future cash flows, projecting future sales, forecasting industry trends and market conditions, and making other assumptions. Changes in these estimates and assumptions could materially affect our impairment determinations, which could result in non-cash charges that would adversely affect our results of operations.

Concentration of our sales in the K-12 market exposes our business to risks specific to that market.

More than 83% of our 2012 booked sales came from the K-12 market in the United States and Canada.  Because of the concentration of our sales in this market, we are particularly exposed to its risks.  For example, the K-12 market is characterized by its dependence on federal funding and state and local tax revenues; a political environment, particularly when large transactions are involved; and a generally conservative approach to change.  All of these attributes, particularly in the current economic and political environment, can result in a time-consuming and unpredictable sales cycle for large transactions.

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

We need to design, develop and introduce new and improved products and services on a cost effective basis and on a timeline that keeps pace with changing market trends and emerging technology developments.  We had significant product introductions in 2012, and we are planning additional product improvements in 2013.  We may encounter unexpected difficulties in developing new products and improvements that could delay our introduction of new products and services or cause their development to be more costly than planned.  Additionally, our product changes may not receive the market acceptance we anticipate.  If we fail to develop products and services costs effectively that respond to technology and market developments, we may lose market share and revenues, and our business could materially suffer.

If our operations are disrupted due to weaknesses in our technology infrastructure, our business could be harmed.

Providing our products and services and conducting our general business operations both substantially rely on computer and network systems.  Over the past several years, our computer and network systems became outdated, and we have experienced disruptions in both our customer and internal network services due to hardware failures.  While we have taken steps to modernize much of our computer and network systems infrastructure, there are elements that remain outdated. Even with respect to those elements that are reasonably up to date, keeping them up to date requires an ongoing investment of both time and money, and we may have inadequate resources to accomplish this.  In addition, our disaster recovery capability, while improved, does not permit us to recover immediately from certain sorts of disasters. We believe that our business is becoming increasingly dependent on our hardware and software infrastructure, and as a result, the reliability of our systems has become increasingly important.  If our customer systems are disrupted, we may be required to issue credits, customers may elect not to renew their contracts or not to purchase additional licenses, we may lose sales to potential customers and we may be subject to liability. If our internal systems are disrupted, we may lose productivity and incur delays in product development, sales operations or other functions.

If our products contain errors or if customer access to our web-delivered products and services is disrupted, we could lose new sales and be subject to significant liability claims.

Because our software products are complex, they may contain undetected errors or defects, known as bugs. Bugs can be detected at any point in a product’s life cycle, but are more common when a new product is introduced or when new versions are released. We expect that, as we have experienced in the past, despite our testing, errors will be found in new products and product enhancements in the future. We launched important product revisions in 2012 and expect additional important launches in 2013.

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

We depend on the performance of our senior management, sales, marketing, development, research, educational, finance and other administrative personnel with extensive experience in our industry and with our Company. The loss of key personnel could harm our ability to execute our business strategy, which could adversely affect our financial results and share price. During 2012, we reduced our number of full-time equivalent employees from 240 on December 31, 2011 to 140 on December 31, 2012. Reducing our workforce so dramatically has significantly increased the workload and strain on our remaining employees, which may make it more difficult for us to retain our employees or attract new ones. Additionally, these reductions in our workforce may also make it more difficult or impossible for us to effectively manage and operate our business, especially if we experience significant turnover among our current employee base. We believe that our future success will depend in large part on our continued ability to identify, hire, retain and motivate highly skilled employees who are in great demand. We cannot assure you that we will be able to do so.

If we are unable to maintain our access to the intellectual property rights that we license from third parties, our sales and net income will be materially and adversely affected.

Our most important products are based on licensed inventions owned by the University of California and Rutgers, the State University of New Jersey. These licensed patents expire in 2014.  In 2012, we generated approximately 47% of our booked sales from products that use this licensed technology. The University patents are the earliest and in some ways the broadest of our patents.  We have additional patents that we own with later expiration dates that we believe afford substantial continuing patent coverage for the same products.  However, once the University patents expire, it may be more difficult to prevent others from marketing similar products.

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

Effective October 18, 2012, our common stock was delisted from NASDAQ and our shares of common stock are currently quoted on the OTCMarkets, continuing under the trading symbol “SCIL.”  Stocks traded on the over-the-counter markets are typically less liquid than stocks that trade on a national securities exchange.  Trading on the over-the-counter market may also negatively impact the trading price of our common stock.  In addition, the liquidity of our common stock may be impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our company.  Stockholders may find it difficult to resell their shares of our common stock due to the delisting.  The delisting of our common stock from NASDAQ may also result in other negative implications, including the potential loss of confidence by customers, strategic partners and employees, the loss of institutional investor interest in our common stock and our inability to take advantage of certain exemptions available to listed securities under the Exchange Act and the 1940 Act.

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

Should we once again satisfy the applicable listing criteria, we would be able to apply for the re-listing of our shares of common stock on NASDAQ.  However, there is no assurance that NASDAQ or any other national stock exchange will approve our common stock for listing, as there is no assurance that we will satisfy the criteria for listing or be approved for listing on NASDAQ or any other national stock exchange.  Failure to list our shares on a national stock exchange could result in a less liquid market for existing and potential stockholders in which to trade our common stock, which could depress the trading price of our common stock and adversely impact our ability to raise capital in the future.

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

The ownership of our common stock is concentrated.

At December 31, 2012, Trigran Investments owned approximately 27% of our outstanding stock, Nantahala Capital Management owned approximately 11% of our outstanding stock, Osmium Partners and its affiliates owned approximately 10% of our outstanding stock, Noel G. Moore owned approximately 8% of our outstanding stock, and our executive officers and directors held approximately 11% of the outstanding stock. As a result, these stockholders are able to collectively control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may have interests that diverge from those of other stockholders. This concentration of ownership may also delay, prevent or deter a change in control of the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently have the following leased properties:

1.

A lease for approximately 30,500 square feet of office space in Oakland, California for our headquarters. The lease was modified in October 2012 to reduce our leased office space in Oakland, California to 14,200 square feet effective January 2014.  The modified lease expires in December 2015.

2.	A lease for approximately 10,800 square feet of office space in Tucson, Arizona for our support center that expires in August 2017.

3.	A lease for an office in Shanghai, China for 2,500 square feet that expires in June 2014 to be used for research and development.

We believe our facilities are sufficient for our operations currently and should be adequate to meet our needs for at least the next year.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS

The following table sets forth information concerning our executive officers:

Name	Age	Title
Robert C. Bowen	71	President, CEO, Executive Chairman of the Board
Christopher John Brookhart	43	Senior Vice President, General Counsel and Corporate Secretary
Jane A. Freeman	59	Chief Financial Officer, Treasurer

Robert C. Bowen resumed his role as our CEO and Chairman in July 2012 after previously serving as our CEO from June 2002 through 2008, Executive Chairman in 2009 and Chairman in 2010.  Prior to joining us, he served as a senior executive and officer of National Computer Systems, a provider of educational assessment and administrative software and services from 1989 to 2001.  His last assignment there, from 1995 to 2001, was as President of NCS Education, a leading provider of enterprise software for K-12 school districts.  NCS was acquired by Pearson, PLC, in 2000.  After retiring from NCS in 2001, Mr. Bowen consulted for various businesses in education until joining us.  Previously, Mr. Bowen held senior executive positions with other leading education and publishing companies, including seventeen years with McGraw-Hill.  Early in his career, Mr. Bowen was a high school math teacher, a coach, and a school district administrator.

Mr. Bowen received his bachelor’s and master’s degrees from the University of Tennessee, Chattanooga.

Chris J.  Brookhart joined us in June 2012, as Senior Vice President, General Counsel and Corporate Secretary.  Prior to joining us, he was an Associate General Counsel at Ancestry.com, a subscription-based SaaS and content internet company from 2008 to 2012. Previously, he served as Sr. Corporate Counsel at Novell, Inc. from 2006 to 2008, an enterprise software company, as a Senior Transaction Attorney at Honeywell Aerospace from 2003 to 2006 and as a corporate associate at the law firm of Dow, Lohnes & Albertson, PLLC from 1999 to 2003.

Mr. Brookhart holds a bachelor’s degree in political science and a law degree from Brigham Young University.

Jane A. Freeman rejoined us as Chief Financial Officer in July 2012. With over twenty years of strategic management and financial experience, she previously served as Scientific Learning’s EVP and CFO from 1999 to 2008. Most recently she has been a consultant to and interim CFO for several education technology startups. Prior to joining us in 1999, Ms. Freeman was employed in the investment industry at Rockefeller & Co. and Scudder, Stevens & Clark. She serves as Lead Independent Director of the Harding Loevner Funds and was the Audit Committee Chair for the Russell Exchange Traded Funds Trust in 2011 and 2012.

Ms. Freeman is a Chartered Financial Analyst (inactive) and holds an MBA and BA from Cornell University. She also earned a degree in Applied Economics from the University of Louvain in Belgium.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

(a)

Market Information. Our common stock is currently traded over the counter and reported on OTC Markets.  Between March 29, 2010  and October 17, 2012, our stock was traded on the Nasdaq Global Market.  Prior to March 29, 2010, our common stock traded on the Nasdaq Capital Market.  Our stock has been traded under the symbol “SCIL” since our stock began trading in 1999.

The following table sets forth, for the periods indicated, the closing high and low sales prices per share of our common stock as reported by OTC Markets and  the NASDAQ Global Market, as applicable.

	High	Low
Fiscal year ending December 31, 2012
First quarter	$2.75	$1.65
Second quarter	$1.79	$1.17
Third quarter	$1.64	$0.94
Fourth quarter	$1.03	$0.50

Fiscal year ending December 31, 2011
First quarter	$3.54	$2.85
Second quarter	$3.27	$2.87
Third quarter	$3.25	$2.50
Fourth quarter	$3.46	$2.51

Stockholders

As of March 25, 2013, the approximate number of stockholders of record of our common stock was 92.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. Our current Loan and Security Agreement with Comerica Bank provides that we may not pay any dividends other than stock dividends during the term of the Agreement.

Securities Authorized for Issuance under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, see Item 9.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable

(b) Not applicable

(c) Not applicable

ITEM 6.  SELECTED FINANCIAL DATA

In thousands, except per share amounts

	Year Ended
	2012	2011	2010	2009	2008
Statement of Operations Data:
Revenues:
Subscription	$4,524	$2,407	$1,476	$629	$169
License	8,770	20,002	21,030	35,234	28,132
Service and support	14,849	18,670	20,878	19,425	19,453

Total revenues	28,143	41,079	43,384	55,288	47,754

Cost of revenues:
Cost of subscription	1,110	613	148	100	-
Cost of license	974	1,412	2,091	2,678	2,178
Cost of service and support	5,704	8,663	9,201	8,796	9,721

Total cost of revenues	7,788	10,688	11,440	11,574	11,899

Gross profit	20,355	30,391	31,944	43,714	35,855

Operating expenses:
Sales and marketing	15,368	17,979	21,498	24,042	23,587
Research and development	6,998	10,324	7,933	6,418	7,016
General and administrative	7,549	8,413	8,129	8,135	7,883
Restructuring	1,462	-	-	-	-
Impairment charge	-	-	3,890	-	-

Total operating expenses	31,377	36,716	41,450	38,595	38,486

Operating income (loss)	(11,022)	(6,325)	(9,506)	5,119	(2,631)

Interest and other income (expense), net	1,560	13	(41)	110	564

Income (loss) before provision for income taxes	(9,462)	(6,312)	(9,547)	5,229	(2,067)
Provision for income taxes	188	164	143	429	1,248

Net income (loss)	$(9,650)	$(6,476)	$(9,690)	$4,800	$(3,315)

Net income (loss) per share:
Basic net income (loss) per share	$(0.43)	$(0.34)	$(0.52)	$0.27	$(0.19)
Diluted net income (loss) per share	$(0.43)	$(0.34)	$(0.52)	$0.26	$(0.19)

Balance Sheet Data:

Cash and cash equivalents	$2,272	$5,871	$5,415	$20,679	$7,550
Short-term investments	-	-	9,631	-	-
Working capital	(8,258)	(5,030)	1,176	5,178	(3,551)
Total assets	13,058	21,863	31,803	43,128	30,260
Stockholders' equity (net capital deficiency) (1)	(5,228)	(681)	4,334	11,929	5,045

(1) We have paid no cash dividends since our inception

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview

We develop, distribute and license technology that accelerates learning by applying proven research on how the brain learns.  We are differentiated by our continuous focus on the “science of learning” – combining advances in the field of brain research with standards-based learning objectives to achieve dramatic student gains. Extensive outcomes research by independent researchers, our founding scientists, school districts and our company demonstrates the rapid and lasting gains achieved through participation in our products. Our products are marketed primarily to K-12 schools in the U.S., to whom we sell through a direct sales force.  To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support. As of December 31, 2012, 3,488 schools were licensed to use our products, a small fraction of the approximately 132,000 K-12 schools in the U.S.  As of December 31, 2012, we had 140 full-time equivalent employees, compared to 240 at December 31, 2011.

Business Highlights

We market our products primarily as learning acceleration solutions, to be used in a blended model with existing teaching and curriculum materials, at both the elementary and secondary school levels. According to the U.S. Department of Education (USDE), in 2012, 67% of fourth graders in the United States were not “proficient” in reading and 33% performed below the “basic” level. Between 2009 and 2011, there was no change in average 4th grade reading scores.

States provide school districts with the majority of their funding, and those funds are also sometimes used to purchase our products.  Additionally, federal education funds are a critical resource in helping school districts address the needs of the most challenged learners.  We believe that a significant proportion of our sales are funded by federal sources, particularly Title I and IDEA (special education) grants.  With respect to these sources, the National Education Association estimates that the federal sequestration that went into effect on March 1, 2013 will reduce Title I funding by $740 million and IDEA special education funding by $632 million in the 2013-14 school year, but it is not yet clear what level of impact this will have on our sales.

We experienced a decline in revenue and booked sales in 2012 compared to 2011, which we believe resulted from state budget pressures, uncertainty about future education policies, and an increasing trend toward using federal funds wherever possible to save teacher jobs and core programs rather than on supplemental programs focused on struggling learners. According to the Center on Budget and Policy Priorities, in the 2012-2013 school year, elementary and high schools in at approximately half of the states are receiving less state funding than in the prior school year, and in approximately 35 states school funding now stands below 2008 levels.

Despite the recent attention school districts have paid to balancing their budgets, we believe our solutions will remain well-positioned for federal Title I, IDEA and competitive funding opportunities such as Race to the Top and School Improvement Grants, , to the extent they continue to be funded, due to the continued emphasis on achievement mandates and education reform.

Company Highlights

Our total revenue decreased by 31% during 2012 compared to 2011. Our total booked sales decreased 32% during 2012 compared to 2011.   Booked sales are not a generally accepted accounting principles (“GAAP”) financial measure. For more explanation on booked sales, see discussion below.) The change in booked sales is due primarily to a decline in K-12 booked sales of 35% compared to 2011. We believe that the decline in booked sales reflects continued budget pressures on schools and a change in our business model to increase the focus on selling lower priced subscription and per student licenses compared to perpetual licenses, as well as a decrease in the number of salespeople in the later part of the year.

This change in business model combined with a weak environment has also resulted in a lower average transaction value.  In 2012, we closed 25 transactions in excess of $100,000 compared to 63 transactions over $100,000 in 2011.

Over time, we believe our On Demand MySciLEARN platform will enable us to significantly increase the number of smaller, more predictable transactions and recurring revenue.  In 2012, subscription booked sales increased 53% and represented 27% of booked sales compared to 12% of total booked sales in the same period of 2011.

K-12 booked sales decreased by 35% to $20.2 million in 2012 compared to 2011.  Non-school booked sales, including private practice, international, direct to consumer, virtual schools and OEM customers, decreased by 13% to $4.1 million in 2012 compared to 2011 due to changes in pricing and the timing of certain international transactions.

Cost of revenues decreased 27% in 2012 compared to 2011, primarily due to lower staffing associated with lower revenue, lower royalties and the reduction in materials shipped as we moved more customers to our On Demand platforms which do not require materials to be shipped.

Operating expenses decreased by 15% in 2012, compared to 2011, which is due primarily to a decrease in sales and marketing expenditures due to lower sales commissions and reduced headcount as a result of two reductions in force during the third quarter of 2012.  In addition, the decrease is also due to lower expenditures in research and development due to the completion and release of our On Demand MySciLEARN platform in the prior year.

In the third quarter of 2012, we took action to reduce our ongoing expense structure which included the elimination of 65 positions and resulted in $1.5 million in severance charges.  Excluding these charges, operating expenses would have decreased 19% in 2012 compared to 2011.    These actions reduced our annualized expenses by approximately $6.0 million per year.  As a result of these actions, we became cash flow positive in the fourth quarter of the year.

During the year, we had five key personnel changes. In April 2012, Linda L. Carloni, our Senior Vice President and General Counsel, announced that she would be retiring. On June 29, 2012, we hired Chris J. Brookhart as General Counsel and Mrs. Carloni’s retirement date was July 26, 2012.  On July 6, 2012, we received notification from Robert E. Feller, our Senior Vice President and Chief Financial Officer, that he was electing to resign. On July 11, 2012, our Board of Directors appointed Jane A. Freeman to be our CFO and Treasurer effective immediately. On July 8, 2012 our Board of Directors appointed Robert C. Bowen as our Chief Executive Officer effective immediately, in place of D. Andrew Myers.  It was mutually agreed that Mr. Myers would step down from the CEO position and resign as a director of the Company.  Mr. Bowen previously served as our CEO from 2002 to 2008 and Ms. Freeman previously served as our CFO and Treasurer from 2000 to 2008.  On August 15, 2012, we announced that we were eliminating the position of Chief Technology Officer and had entered into a separation and release agreement with Ronald K. Park, our CTO, with respect to the elimination of his role.  On November 6, 2012 we received notice from Jessica Lindl, the Company’s Senior Vice President, Marketing & Inside Sales, that she was electing to resign.

Results of Operations

Revenues

The following table sets forth information relating to our revenues (dollar amounts in thousands):

	Year Ended December 31,			2012-2011	2011-2010
	2012	2011	2010	% Change	% Change
Subscription	$4,524	$2,407	$1,476	88%	63%
License	8,770	20,002	21,030	(56)%	(5)%
Service and support	14,849	18,670	20,878	(20)%	(11)%

Total revenues	$28,143	$41,079	$43,384	(31)%	(5)%

As a result of the shift in our business model, beginning in 2012, we have presented revenues and cost of revenues for subscriptions, licenses, and services and support. We have reclassified all prior year amounts to reflect the current year presentation and the reclassification of prior year amounts did not have an impact on our total net revenues or results of operations.

Subscription revenue primarily includes revenue from annual or monthly customer subscriptions to our web-based applications, including Fast ForWord,  Reading Assistant and BrainPro. We expect that subscription revenue will grow as we add new subscription customers, our existing subscription customers renew their licenses and some of our perpetual license customers choose to buy additional licenses as subscriptions.

License revenue includes primarily revenue from sales of perpetual licenses to our software applications, including Fast ForWord and  Reading Assistant.  We do not expect perpetual license revenue to return to its levels recorded in prior years as a result of our goal to convert to a SaaS-based subscription business model.

Service and support revenue is primarily derived from annual agreements for us to host software applications purchased by our customers as perpetual licenses and provide reporting services, support, and maintenance, as well as ad hoc trainings, professional development, consulting, and other technical service agreements. We expect service and support revenue to continue to decline as we do not expect the additions to support revenue from customers purchasing additional perpetual licenses to offset a decline in support from existing licenses.  In addition, we continue to expect customers to migrate toward our  lower-priced web-based trainings from on-site service delivery.

2012 versus 2011: Total revenue decreased by $12.9 million or 31% in 2012 compared to 2011.  Booked sales decreased by $11.6 million or 32%.  Subscription revenue increased by $2.1 million or 88% as we increased the number of subscription customers on our MySciLEARN platform.  Our K-12 transaction count increased 9% in 2012 when compared to 2011.  License revenue declined $11.2 million or 56% due to the decline in booked sales and a smaller portion of customers purchasing perpetual licenses. Service and Support revenue declined $3.8 million or 20% primarily due to a lower level of on-site services delivered compared to 2011.

For 2012, our renewal rate decreased to 80% compared to 87% in 2011, primarily due to weak economic conditions which also impacted new business.  Renewal rate is determined by dividing the number of school sites that renewed annual support and maintenance contract by the total number of sites whose contracts were expiring in the period.  In 2013, we expect to begin reporting renewal rates on a dollar basis as it is a better representation of revenue potential.  In addition,  the increasing sales of per student licenses which can be moved from location to location make a site- based metric less useful.

2011 versus 2010: Total revenue declined $2.3 million or 5% in 2011 compared to 2010.  Booked sales for the same period declined $5.9 million or14% for the same period.  Subscription revenue increased by $0.9 million or 63% compared to 2010 as we increased the number of customers on our MySciLEARN platform.  License revenue declined $1.0 million or 5% as booked sales of perpetual licenses declined in 2011 compared to 2010.   Service and support revenue declined by $2.2 million in 2011 compared to 2010 as we delivered fewer on-site training days.  For 2011, our renewal rate decreased to 87% from 88% in 2010.

We continue to focus on increasing the percentage of recurring, predictable revenue. In late 2010, we released the first version of our new SciLEARN platform, SciLEARN Enterprise, an on-premise solution that permits large customers to host our solutions on-premise and deploy from their own central server out to multiple school sites. In the second quarter of 2011, we released the second version of our SciLEARN platform, MySciLEARN On-Demand, which gives our customers the option to access our solutions online, via the SciLEARN platform hosted by us. At the end of 2012, the total number of active school sites increased 13% to 3,488 with 76% of those sites using the MySciLEARN On-Demand version of Fast ForWord and/ or Reading Assistant. Over time, we expect that the MySciLEARN platform will increase the portion of our revenue that is recurring. We also expect that MySciLEARN, together with new per student pricing options we introduced in the second quarter of 2011 and changes in our business model, will increase our volume of smaller transactions, shorten sales cycles, and increase our ability to drive predictable, recurring revenue.

Booked Sales

Booked sales are a non-GAAP financial measure that management uses to evaluate current selling activity. We believe that booked sales is useful because it is the most direct measure of current demand for our products and services. Booked sales equals the total value (net of allowances) of subscriptions, licenses, services and support invoiced in the period. Revenue on a GAAP basis is recorded for booked sales when all four of the requirements for revenue recognition, as stated in our revenue recognition policy below, have been met; if any of the requirements to recognize revenue are not met, the sale is recorded as deferred revenue. We use booked sales information for resource allocation, planning, compensation and other management purposes. We believe that revenue is the most comparable GAAP measure to booked sales. However, booked sales should not be considered in isolation from revenue, and is not intended to represent a substitute measure of revenue or any other performance measure calculated under GAAP.

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue (dollar amounts in thousands):

	Year Ended December 31,			2012-2011	2011-2010
	2012	2011	2010	% Change	% Change
Total deferred revenue beginning of period	$17,322	$21,871	$22,230	(21)%	(2)%
Booked sales	24,305	35,950	41,838	(32)%	(14)%
Less: revenue recognized	(28,143)	(41,079)	(43,384)	(31)%	(5)%
Adjustments	1	580	1,187	n/a	(51)%

Total deferred revenue end of period	$13,485	$17,322	$21,871	(22)%	(21)%

2012 versus 2011: Booked sales declined 32% in 2012 compared to 2011.  Booked sales is primarily composed of sales to the K-12 sector which decreased by 35% to $20.2 million in 2012 compared to $31.3 million in 2011. During 2012, state budget pressures caused many school districts to focus on retaining teaching positions and continuing their core operations rather than purchasing supplemental programs.  Federal stimulus funds which had benefited 2011 spending declined.  Booked sales to non-school customers decreased by 13% to $4.1 million in 2012 compared to 2011, primarily due to a change in contract terms with some of our international VARs.

2011 versus 2010:  Booked sales declined 14% in 2011 compared to 2010.  Booked sales to the K-12 sector decreased by 18% to $31.3 million in 2011 compared to $37.9 million in 2010. As described above, during 2011 state budget pressures again caused many school districts to focus on retaining teaching positions and continuing their core operations rather than purchasing supplemental programs. Booked sales to non-school customers increased by 20% to $4.7 million in 2011 as compared to 2010.  The increase in 2011 reflects higher sales to international VARs, OEM’s, consumers and virtual schools, partially offset by lower sales to private practice clinicians, who were more directly impacted by recent economic conditions.

Booked sales to the K-12 sector for 2012, 2011 and 2010 were 83%, 87% and 91%, respectively, of total  booked sales.  “Other adjustments” in 2011 consists primarily of the recognition of deferred revenue and the related receivable for 2010 booked sales with Free-On-Board (“FOB”) destination delivery terms that were not delivered until 2010.

Historically, large booked sales, which we define as transactions totaling more than $100,000, have been an important indicator of mainstream education industry acceptance and an important factor in sales force productivity. In 2012, we closed 25 transactions in excess of $100,000 compared to 63 in 2011 and 84 in 2010. In 2012 and 2011, school districts struggled with current and anticipated budget shortfalls, making it especially difficult to close large deals in our pipeline. For the years ended December 31, 2012, 2011 and 2010, 26%, 41% and 47%, respectively, of our total booked sales arose from transactions over $100,000. Large booked sales include volume and negotiated discounts but the percentage discount applicable to any given transaction will vary and the relative percentage of large booked sales and smaller booked sales in a given quarter may fluctuate.  GAAP requires us to allocate discounts disproportionately to product licenses compared to service and support fees for non-subscription orders and accordingly, our product license revenues are disproportionately smaller than the related product booked sales. We cannot predict the size and number of large transactions in the future. MySciLEARN, together with new per student pricing options we introduced in the second quarter of 2011 and changes in our business model, are designed to decrease our dependence on large transactions by increasing our volume of smaller transactions and shortening sales cycles.

We continue to focus on increasing the percentage of subscription sales. In 2012, subscription booked sales increased 53% to $6.4 million. The following table sets forth information relating to our subscription booked sales (dollar amounts in thousands):

	Year Ended December 31,			2012-2011	2011-2010
	2012	2011	2010	% Change	% Change
Subscription booked sales	$6,449	$4,213	$3,608	53%	17%
Non-subscription booked sales	17,856	31,737	38,230	(44)%	(17)%

Total booked sales	$24,305	$35,950	$41,838	(32)%	(14)%

Subscription booked sales as a % of total booked sales	27%	12%	9%
Non-subscription booked sales as a % of total booked sales	73%	88%	91%

Non-subscription booked sales represents the sale of licenses, services and support for perpetual licenses and On Premise products.

Although the current economic and financial conditions, the expiration of federal stimulus funding, and federal, state and local budget pressures make for an uncertain funding environment for our customers, we remain optimistic about our growth prospects in the K-12 and non-school markets. However, achieving our growth objectives will depend on increasing customer acceptance of our products, which requires us to continue to focus on improving our products’ ease of use, their fit with school requirements, and our connection with classroom teachers and administrators.  Our K-12 growth prospects are also influenced by factors outside our control, including general economic conditions and the overall level, certainty and allocation of state, local and federal funding.  As a result of the federal sequestration that went into effect on March 1, 2013, it is expected that funding for federal education programs will be cut by approximately 5.1% across-the-board  unless Congress passes retroactive legislation reversing the impact of sequestration. The National Education Association estimates that these cuts will reduce Title I funding by $740 million and IDEA special education funding by $632 million in the 2013-14 school year.  While federal funding for education remains significant, the current level of federal spending and the federal deficit are likely to put continued pressure on all areas in the federal budget, which could result in further cuts.  States continue to experience severe budget pressure from the adverse conditions in the job, housing and credit markets although the outlook is improving.  These conditions may continue to impact state education spending.

In addition, the revenue recognized from our booked sales can be unpredictable. Our various subscription, license and service packages have substantially differing revenue recognition periods, and it is often difficult to predict which package a customer will purchase, even when the amount and timing of a sale can be reasonably projected. In addition, the timing of a single large order or its implementation can significantly impact the level of booked sales and revenue recognized in a period.

Gross Profit and Cost of Revenues

The following table sets forth information relating to our gross profits (dollar amounts in thousands):

	Year Ended December 31,			2012-2011	2011-2010
	2012	2011	2010	% Change	% Change
Gross profit on subscriptions	$3,414	$1,794	$1,328	90%	35%
Gross profit on licenses	7,796	18,590	18,939	(58)%	(2)%
Gross profit on service and support	9,145	10,007	11,677	(9)%	(14)%

Total gross profit	$20,355	$30,391	$31,944	(33)%	(5)%

Gross profit margin on subscriptions	75%	75%	90%	0%	(15)%
Gross profit margin on licenses	89%	93%	90%	(4)%	3%
Gross profit margin on service and support	62%	54%	56%	8%	(2)%

Total gross profit margin	72%	74%	74%	(2)%	0%

2012 versus 2011: The overall gross profit margin decreased by 2% in 2012 compared to 2011 due primarily to a change in mix of revenues from higher margin license revenue to lower margin subscriptions and service and support.

Gross profit on subscriptions increased by 90% in 2012 compared to 2011, commensurate with the 88% increase in subscription revenue.  The gross profit margin was unchanged.

Gross profit on licenses decreased by 58% in 2012 compared to 2011, commensurate with 56% decrease in license revenue.  The gross profit margin decreased 4% primarily due to fixed costs, comprised primarily of amortization of purchased software, spread over a lower base of license revenue.

Gross profit on service and support decreased by 9% in 2012 compared to 2011 primarily due to 20% decline in service and support revenue during the year, mitigated by cost reductions as a result of a 52% reduction of headcount as a part of our restructuring activities taken during the third quarter of 2012. The gross profit margin increased 8% primarily due to the restructuring activities in 2012.

2011 versus 2010: The overall gross profit margin in 2011 was comparable to 2010 due to declines in the proportion of higher margin license revenue offset by decreasing license and service and support costs.  Subscription margins decreased by 15% in 2011 over 2010, mainly due to implementation of the SaaS Operations department  which was staffed up for revenue growth. License margins increased by 3% in 2011 over 2010 primarily due to lower royalty costs in 2011. Service and support margins decreased by 2% in 2011 compared to 2010, reflecting lower on-site services delivered in 2011.

Operating Expenses

The following table sets forth information relating to our expenses (dollar amounts in thousands):

	Year Ended December 31,			2012-2011	2011-2010
	2012	2011	2010	% Change	% Change
Sales and marketing	$15,368	$17,979	$21,498	(15)%	(16)%
Research and development	6,998	10,324	7,933	(32)%	30%
General and administrative	7,549	8,413	8,129	(10)%	3%
Restructuring	1,462	-	-	100%	n/a
Impairment	-	-	3,890	n/a	(100)%

Total operating expenses	$31,377	$36,716	$41,450	(15)%	(11)%

Sales and Marketing: Sales and marketing expenses consist principally of salaries and incentive compensation paid to employees engaged in sales and marketing activities, travel costs, tradeshows, conferences, and marketing and promotional materials. The $2.6 million decrease in sales and marketing expenses in 2012 as compared to 2011 was mainly due a reduction in headcount, lower marketing activities expense and lower commission and bonus expenses as we did not meet our sales quotas in 2012.  The $3.5 million decrease in sales and marketing expenses in 2011 as compared to 2010 was mainly due to lower marketing activities expense and lower commission and bonus expenses as we did not meet our sales quotas in 2011. At December 31, 2012, we had 32 quota-bearing sales personnel compared to 50 and 51 at December 31, 2011 and 2010, respectively.

Research and Development: Research and development expenses principally consist of compensation paid to employees and consultants engaged in research, product development, product management and product testing activities, together with software and equipment costs.  Research and development expenses decreased by $3.3 million in 2012 compared to 2011.  The decrease in research and development costs in 2012 compared to 2011 was primarily due to a reduction in headcount and lower spending on development, as the second version of our On Demand offering was released early in 2012.  Research and development expenses increased by $2.4 million in 2011 compared to 2010.  In 2011, we continued to make critical investments in product development which resulted in increased headcount and consulting expenses related to the development of the new platform.

General and Administrative: General and administrative expenses principally consist of salaries and compensation paid to our executives, accounting staff and other support personnel, as well as travel expenses for these employees, and outside legal and accounting fees. The $0.9 million decrease in general and administrative expenses in 2012 compared to 2011 was primarily due to a  reduction of headcount, lower spending in consulting and lower stock compensation expense.  General and administrative expenses increased $0.3 million in 2011 as compared to 2010 primarily due to an increase in the use of consultants as well as an increase in depreciation expense due to the implementation of a new accounting system.

Restructuring: During the third quarter of 2012, as part of our strategy to better align our costs and organization structure with the current economic environment and improve our profitability, we implemented reductions in our workforce totaling approximately 30% as compared to staff levels at the end of the second quarter.  The majority of the impact was on cost of service and support, sales and marketing and research and development expenses.  The restructuring charge of $1.5 million included severance and related costs associated with 65 employees notified of termination during the third quarter of 2012.  As of December 31, 2012, we have $0.3 million restructuring liability remaining, which we expect to be pay by the first quarter of 2015.

Impairment Charge: Impairment charge is attributable to the impairment of the long lived asset group associated with the Reading Assistant product line acquired through the purchase of Soliloquy in 2008. We acquired Soliloquy for its Reading Assistant product line that uses speech recognition technology to improve reading fluency. We have seen success in both the U.S. K-12 and the international markets, as our partners successfully developed an effective English language learning curriculum around the product. Because of this success, we have made additional investments in Reading Assistant to replace the core technology and enable compatibility with our new web-based platform. Due to this investment, we assessed whether the intangible asset group acquired from Soliloquy, including some capitalized software development costs post acquisition, was impaired in accordance with the required accounting rules.

We used an income approach to determine if the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group associated with Reading Assistant exceeded the carrying values of those assets. As a result of this assessment, the carrying value of the asset group exceeded the undiscounted cash flows. We then applied a fair-value-based test.  The fair value of the asset group was estimated using the expected present value of future cash flows which rely on estimates, judgments and assumptions.  These estimates, judgments and assumptions include the discount rate, expected remaining useful life of the asset group and cash flows generated during the remaining useful life. This analysis resulted in a non-cash impairment charge of $3.9 million in 2010, which included $0.5 million related to capitalized software development costs.  As of December 31, 2012, the remaining value of the intangible assets acquired from Soliloquy have been fully amortized.

Other Income and Expenses

The following table sets forth information relating to our interest and other income (expenses) (in thousands):

	Year Ended December 31,			2012-2011	2011-2010
	2012	2011	2010	% Change	% Change
Change in fair value of warrants	$1,834	$-	$-	100%	n/a
Write off of long-term investment	(200)	-	-	(100)%	n/a
Interest and other income (expense)	(74)	13	(41)	(669)%	132%
Total interest and other income (expense)	$1,560	$13	$(41)	11900%	132%

The change in fair value of warrants relates to the change in fair value of our common stock warrants which were issued on March 28, 2012. The fair value was estimated using the Black-Scholes Merton option pricing model, which requires the input of highly subjective assumptions as determined by the Company’s management. To the extent these assumptions change in future periods, the fair value of the common stock warrants may increase or decrease and the change in fair value will be recorded in our results of operations.  The decrease in the fair value of warrants during 2012 is primarily due to the decrease in the Company’s stock price since the issuance of the warrants.

In the second quarter of 2012, we assessed the financial condition of a company in which we have a long-term investment and wrote off that investment because of a lower assessment of its prospects.

Disposal of fixed assets relates to a write off for certain capitalized software amounts for which we determined we would have no future use.

Interest and other income (expense) include foreign exchange gains and losses as well as interest paid on amounts borrowed under our revolving line of credit with Comerica Bank.

Income Tax Provision

2012: During 2012, we recorded an income tax provision of approximately $0.2 million, and our valuation allowance increased by approximately $3 million.  We did not owe any federal income taxes due to our current and past taxable losses. The tax provision in 2012 and 2011 resulted from minimum state and statutory foreign taxes.

Our effective tax rate increased to (2.0%) for fiscal year 2012 compared to (2.7%) for the same period a year ago.

As of December 31, 2012, we had U.S. federal and state net operating loss carryforwards of approximately $81.5 million and $50.6 million, respectively. The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2019 through 2031 if not utilized.  State net operating loss carryforwards will expire at various dates beginning in 2012 through 2031.

As of December 31, 2012, we had U.S. federal and state tax credit carryforwards of approximately $2.4 million and $3.5 million, respectively.  The federal credit will expire at various dates beginning in 2018 through 2031, if not utilized. California state research and development credits can be carried forward indefinitely.

2011: During 2011, we recorded an income tax provision of approximately $0.2 million, and our valuation allowance increased by approximately $2.6 million.  We did not owe any federal income taxes due to our current and past taxable losses. The tax provision in 2012 and 2011 resulted from minimum state and statutory foreign taxes.

Our effective tax rate decreased to (2.7)% for fiscal 2011 compared to (1.5%) for fiscal 2010. The decrease was primarily due to U.S. losses not benefitted in 2011.

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

Liquidity and Capital Resources

Our cash and cash equivalents were $2.3 million at December 31, 2012, compared to cash and cash equivalents of $5.9 million at December 31, 2011.  We have used cash from operations of $10.5 million, $7.2 million and $4.2 million in the years ended December 31, 2012, 2011 and 2010, respectively.  In addition, as of February 28, 2013 we are out of compliance with the covenants of our line of credit from Comerica Bank (“Comerica”).

We expect to continue to fund our operations primarily from our current cash balances, cash borrowings available under our credit line from Comerica, and the completion of additional financing activities.  Under the terms of our credit line with Comerica, we are required to maintain certain financial covenants on a monthly basis.  This will require us to achieve certain level of booked sales, cash collections and expenses. In addition management plans to raise additional capital through the issuance of subordinated debt securities and renegotiating the terms of the Comerica line of credit. There can, however, be no assurance that we can achieve these objectives on terms that are acceptable to us.  If we are unable to achieve these objectives and obtain additional financing, we may be unable to continue the development of our products and may have to cease operations.

To obtain additional financing, we are actively working to issue subordinated debt securities of approximately $4.5 million to a group of our current investors.   In conjunction with this potential financing we are working to amend the financial covenants currently required under our existing line of credit agreement with Comerica. If we are unable to accomplish this debt financing and or amend our existing line of credit agreement we may continue to be out of compliance with our financial covenants with Comerica, which would result in our inability to access our line of credit.

Historically, we have used more cash in our operations during the first half of the year and have improved cash from operations in the second half.  This pattern results largely from our seasonally low sales in the first and fourth calendar quarters, which reflects our industry pattern, and the time needed to collect on sales made towards the end of the second quarter.   We expect that this pattern will continue, and that we will use cash in operations during the first half of 2013.  We expect that our cash balances, available capacity under our line of credit, and the potential subordinated debt that we anticipate raising will be sufficient to fund our operating requirements.  Further, in the third quarter of 2012, we implemented restructuring plans designed to reduce operating expenses and believe that improved cash flows from operating activities, together with existing cash balances, cash borrowings available under our credit line, and the completion of additional financing activities will enable us to have sufficient cash to continue for the next twelve months.

Accomplishing this, however, will require us to achieve certain levels of booked sales and cash collections consistent with 2012 and maintain lower expenses. We cannot, however, be certain that we will achieve our forecasted booked sales or cash collections.  If we are unable to achieve the needed levels of booked sales and cash collections, we expect to further reduce our expenses to ensure that we have sufficient liquidity to continue our operations through at least December 31, 2013.  Reducing expenses beyond the actions we took in the third quarter of 2012 could have a negative impact on our future growth potential.  In addition, we may be required to sell assets, issue additional equity securities or incur additional debt, and we may need to obtain waivers or amendments from Comerica in the event we do not comply with our covenants. We may not be able to accomplish any of these alternatives. In addition, our line of credit agreement with Comerica enables Comerica to prevent us from borrowing or request that any outstanding borrowings be repaid at any time, regardless of whether covenants are met.  As such, it is not certain that we will be able to utilize cash available under the line of credit.

Historically, we have maintained a revolving line of credit with Comerica, which was amended February 9, 2012.  The amendment lowered the maximum amount that can be borrowed to $5.0 million, extended the term of the line of credit to December 31, 2013, and updated the financial covenants.  The maximum amount we can borrow is $4.8 million, net of an outstanding letter of credit of $0.2 million.  Borrowings under the line of credit bear interest at Prime plus 1.25%, are subject to reporting covenants requiring the provision of financial statements to Comerica, and, as amended, compliance with certain financial covenants.

On August 14, 2012, we and Comerica entered into the Second Amendment to its Amended and Restated Loan and Security Agreement entered into in February 2012 (the “Second Restated Agreement”). Under the terms of the Second Restated Agreement, the financial covenants have been amended as follows: (1) amended the adjusted quick ratio requirement to varying levels, which range from 0.6:1.0 to 1.0:1.0, over the term of the agreement; (2) added a booked sales to plan ratio covenant whereby we are required to maintain certain levels of booked sales on a three-month rolling basis; (3) added a minimum cash balance covenant whereby we are required to maintain a minimum cash balance of $2.0 million; and (4) removed the net worth covenant.  Compliance with these covenants is required to be maintained on a monthly basis.

During the third quarter of 2012, as part of our strategy to better align our costs and organizational structure with the current economic environment and improve our profitability, we implemented two reductions in our workforce, which had the effect of reducing headcount by approximately 30% as compared to staff levels at the end of the second quarter of 2012.  We recorded a restructuring charge of $1.5 million, which included severance and related costs associated with 65 employees notified of termination during the third quarter of 2012.  We expect that these reductions will result in future expense savings of approximately $6 million per year, with the predominant impact affecting  cost of service, sales and marketing expense and research and development expense.

As of December 31, 2012, we had $0.8 million outstanding on the line of credit and we were in compliance with all applicable covenants of the credit line.  However, during the months ending January 31, 2013 and February 28, 2013, we were not in compliance with our covenants. On March 1, 2013, we received a certificate from Comerica waiving the covenant violation for the period ending January 31, 2013.

At April 1, 2013, we are actively working with Comerica to (1) obtain a certificate from Comerica waiving the covenant violation for the period of February 28, 2013, (2) execute a debt subordination agreement (3) extend the term of our line of credit and (4) modify financial covenants to be more in line with our current forecast.

Should we fail to amend the line of credit or continue to fail to meet any required covenants, we risk being unable to borrow under the line of credit, and there is no assurance that Comerica will grant us waivers in the future. Even if we return to compliance, a provision in the line of credit entitles Comerica to prevent us from borrowing or request that any outstanding borrowings be repaid at any time, regardless of whether covenants are met.  As of March 31, 2013, the balance of outstanding borrowings on the line of credit was $2.9 million.

We have used cash from operations of $10.5 million in 2012, an increase from $7.2 million in 2011. Our cash used in operations has increased in fiscal 2012 as a result of our lower booked sales as compared to the prior year, as we have continued to experience a decline in booked sales due to the funding constraints in the K-12 market and our business transition from selling perpetual software licenses to a SaaS model.

Net cash used in investing activities for 2012 was $0.6 million compared to net cash provided by investing activities of $7.4 million for 2011. In 2012, we had $0.6 million of purchases of property and equipment.   Net cash provided by investing activities in 2011 was $7.4 million, of which $9.5 million was from the sales and maturities of investments (net of purchases of $5.3 million) and $2.1 million was used for capital spending primarily related to investments in the new SaaS platform and new systems for back-office operations.

Net cash provided by financing activities for 2012 was $7.5 million due to $6.5 million from the issuance of common stock as part of our private offering, $0.8 million in net borrowings on our line of credit and $0.2 million from proceeds from the exercise of stock options. Net cash provided by financing activities generated $0.2 million for 2011 resulting from proceeds from the exercise of stock options offset by $0.1 million of net settlement of restricted stock unit awards.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations and Commitments

We have a non-cancelable lease agreement for our corporate office facilities in Oakland, California. The lease was extended in October 2012 through December 2015,with the minimum lease payment of approximately $38,000 per month for 2013, net of $50,000 per month applied from the security deposit.  The minimum lease payments are $33,000 per month for 2014 and 2015.  We also have a lease agreement for our Tucson, Arizona office, which was extended in June 2012 through August 2017,  with an average minimum lease payment of approximately $18,000 per month and a lease for our Shanghai, China research and development office for 2,500 square feet with a minimum lease payment of approximately $5,000 per month through June 2014. In addition, we lease certain equipment under capital lease arrangements that extend through 2014 for the amounts of $101,000 in 2013 and $25,000 in 2014.

We also make royalty payments to the institutions who participated in the original research that produced our initial products. Our minimum royalty payments are $150,000 per year.

The following table summarizes our obligations at December 31, 2012 and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	2013	2014	2015	2016 and thereafter	Total
Contractual Obligations:
Lease obligations	$831	$670	$624	$384	$2,509
Minimum royalty obligations	150	150	-	-	300

Total	$981	$820	$624	$384	$2,809

Lease obligations include both capital and operating leases.

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

We believe that the estimates, assumptions and judgments pertaining to revenue recognition, allowance for doubtful accounts and goodwill are the most critical to understand in order to evaluate our reported financial results. A detailed discussion of our use of estimates, assumptions and judgments as they relate to these polices is presented below. We have discussed the application of these critical accounting policies with the Audit Committee of the Board of Directors.

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

Subscription revenue

Subscription revenue primarily includes revenue from annual or monthly customer subscriptions to our web-based applications, including Fast ForWord,  Reading Assistant, and BrainPro.  Subscription revenue is recognized as follows:

•	On-demand application services – revenue for subscription services is recognized ratably over the term of the subscription period.
•	Per student per month – student usage of any of our products during a calendar month. Revenue is recognized monthly over the period of use
•	Individual participant licenses – software licensed for a single participant. Revenue is recognized over the average period of use.

License revenue

License revenue primarily includes revenue from the sales of perpetual licenses to our software applications including Fast ForWord and Reading Assistant.  License revenue is recognized as follows:

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

Professional service and support revenue

Professional service and support revenue is derived from a combination of training, implementation, technical and professional services, online services and customer support. Training, implementation, technical and other professional services are typically sold on a per day basis. Professional services revenue is recognized as performed. Online service and customer support are recognized ratably over the service period. If VSOE of fair value does not exist for all the elements in a software arrangement except software licenses, service revenue is recognized over the longest contractual period in an arrangement. Revenue from services sold alone or with support is recognized as performed.

Accounts Receivable and Allowance for Doubtful Accounts

We conduct business primarily with public school districts and speech and language professionals in the United States. We record accounts receivable at the invoiced amount and we do not require collateral. We maintain an allowance for doubtful accounts for estimated losses due to the inability of customers to make payments. The allowance is determined based on any specific reserves deemed necessary and our historical experience of bad debt write-offs.  Actual bad debt write-offs could vary from history.

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

Goodwill is required to be tested annually for impairment or between annual impairment tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. We perform our annual impairment test in the fourth quarter.  In September 2011, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other. This amendment in this update permitted an entity to first assess only qualitative factors to determine whether it is more like than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test as described in Topic 350.  The Company elected to continue performing the quantitative assessment, in addition to the qualitative assessment. . The two steps are as follows:

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

During the second and third quarters of 2012, the Company concluded that there were sufficient adverse qualitative indicators to require an interim goodwill impairment analysis.  Among the indicators were (1) economic and budgetary challenges in the Company’s key K-12 market, (2) the Company’s continued transition from an on-premise, perpetual license model to a subscription driven, web-based SaaS business model, and (3) a significant decrease in the Company’s market capitalization as a result of a decrease in the trading price of its common stock during the second and third quarters of 2012.  As a result of this quantitative analysis, the Company completed an estimate of the implied fair value of its goodwill and comparison to the carrying amount in accordance with ASC 350-20-35 (step 2). The Company engaged a valuation specialist to assist in the analysis, primarily focused on the determination of the fair value of the Company’s unrecorded intangible assets and the fair value of the Company’s deferred revenue.  The result of the step 2 analysis indicated that the implied fair value of goodwill exceeded its carrying value by approximately $18 million as of June 30, 2012 and by approximately $12 million as of September 30, 2012.  Therefore the Company concluded that a goodwill impairment did not exist as of June 30, 2012 and September 30, 2012.

As part of the Company’s annual impairment test during the fourth quarter of 2012, the Company considered whether the adverse qualitative indicators, noted above, continued to exist as of December 31, 2012.  The Company concluded that although the adverse qualitative indicators continued to exist as of December 31, 2012, there was not a material change to these indicators.  The Company further noted that there were no significant changes to its projections of future cash flows used to determine the implied fair value of goodwill and that the Company met its fourth quarter projections. Given the significant headroom noted in the second and third quarter step 2 analyses, the lack of changes in the projected cash flows and discount rates that would be used as inputs in any current period analysis, and the fact that the Company met its fourth quarter projections, the Company concluded that it was not more likely than not that a goodwill impairment exists as of December 31, 2012 and therefore no step 2 analysis was performed.

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

Income Taxes

We account for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities, and for net operating loss and tax credit carryforwards. We intend to maintain a valuation allowance until sufficient positive evidence exists to support the realize ability of the deferred tax assets.

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

The estimated expected stock price volatility increased from 62% in 2010 and 2011 to 64% in 2012. Our expected stock price volatility over the expected life of the options is based upon our historical experience over the historical period equal to the expected life of the options.

Our estimate of the forfeiture rate has also changed from 7.7% in 2010 to 8.5% in 2011 to 8.5% in 2012, based on our experience of actual forfeiture rates and our expectations of future pre-vesting termination behavior. Stock-based compensation expense will be adjusted in the future if actual forfeiture rates differ significantly from our current estimates.

The requirement to expense stock-based awards will continue to materially reduce our reported results of operations. As of December 31, 2012, we had an aggregate of $0.9 million of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $0.5 million during 2013; $0.2 million during 2014; $0.1 million during 2015; and $0.1 million during 2016. These amounts reflect only outstanding stock awards as of December 31, 2012. We expect to continue to issue share-based awards to our employees in future periods.

Capitalization of internal use software and website development costs

We also capitalize costs related to internal use software and website application, infrastructure development and content development.  In each case, the software or website is for internal needs, and we do not plan to market the software externally. For the year ended December 31, 2012, we capitalized approximately $0.4 million of software and website development costs. For the years ended December 31, 2011 and 2010, we capitalized approximately $1.2 million and $1.2 million of software and website development costs, respectively.

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

We used an income approach to determine if the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group exceeded the carrying values of those assets. As a result of this assessment, the carrying value of the asset group exceeded the undiscounted future cash flows. We then performed an analysis to determine the fair value of the asset group, which was determined using the expected present value of future cash flows which are based on estimates, assumptions and management’s judgments.  These include the forecast of future cash flows related to the asset group, the discount rate used in discounting those cash flows, and the expected remaining useful life of the asset group. This analysis resulted in a non-cash impairment charge of $3.9 million in 2010, which included $0.5 million related to capitalized software development costs. The impairment charge was allocated on a pro-rata basis using the relative carrying amounts of the asset group.  As of December 31, 2012, the remaining value of the intangible assets acquired from Soliloquy have been fully amortized.

Warrant Liability

 In connection with our private common stock offering that closed on March 28, 2012, we issued 2,505,852 common stock warrants.  The warrants have an exercise price of $1.82 per share and expire five years from the date of issuance. In addition, the warrants contain a cash settlement provision that may be triggered upon request by the warrant holders if we are acquired or a merger event occurs.  Under the FASB ASC Topic 815, Derivatives and Hedging, an equity contract that can be settled in cash at the request of the holder must be classified as an asset or a liability. The accounting guidance also requires that the warrants be re-measured at fair value at each reporting date, with the change in fair value recorded in our consolidated statement of operations. At December 31, 2012 the estimated fair value of the warrants was $0.5 million and is recorded as a liability on our consolidated balance sheets. For the year ended December 31, 2012, there was a decrease of $1.8 million, to the warrant liability which was recorded in interest and other income on our consolidated statement of operations. The fair value was estimated using the Black-Scholes Merton option pricing model, which requires the input of highly subjective assumptions as determined by management. To the extent these assumptions change in future periods, the fair value of the common stock warrants may increase or decrease and the change in fair value will be recorded in our results of operations.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Scientific Learning Corporation

We have audited the accompanying consolidated balance sheets of Scientific Learning Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scientific Learning Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations, deficiency in working capital and its need to raise additional capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    /s/ Ernst & Young LLP

San Jose, California

April 1, 2013

SCIENTIFIC LEARNING CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$2,272	$5,871
Accounts receivable, net of allowance for doubtful accounts of $52 and $159, respectively	2,446	4,433
Prepaid expense and other current assets	1,484	1,709
Total current assets	6,202	12,013

Property and equipment, net	2,028	3,326
Goodwill	4,568	4,568
Intangible assets	-	518
Other assets	260	1,438
Total assets	$13,058	$21,863

Liabilities and stockholders’ equity (net capital deficiency)
Current liabilities:
Accounts payable	$715	$881
Accrued liabilities	1,981	3,556
Loan payable	800	-
Deferred revenue, short-term	10,964	12,606
Total current liabilities	14,460	17,043
Deferred revenue, long-term	2,521	4,716
Warrant liability	534	-
Other liabilities	771	785
Total liabilities	18,286	22,544

Commitments and contingencies (see Note 16 to the consolidated financial statements)

Stockholders' equity (net capital deficiency):
Common stock $0.001 par value: 40,000,000 authorized, 23,442,837 and 19,005,153 shares issued and outstanding at December 31, 2012 and 2011, respectively, and additional paid-in capital	95,839	90,735
Accumulated deficit	(101,069)	(91,419)
Accumulated other comprehensive income	2	3
Total stockholders' equity (net capital deficiency)	(5,228)	(681)

Total liabilities and stockholder's equity (net capital deficiency)	$13,058	$21,863

See accompanying notes to audited consolidated financial statements.

SCIENTIFIC LEARNING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Subscription	$4,524	$2,407	$1,476
License	8,770	20,002	21,030
Service and support	14,849	18,670	20,878

Total revenues	28,143	41,079	43,384

Cost of revenues:
Cost of subscription	1,110	613	148
Cost of license	974	1,412	2,091
Cost of service and support	5,704	8,663	9,201

Total cost of revenues	7,788	10,688	11,440

Gross profit	20,355	30,391	31,944

Operating expenses:
Sales and marketing	15,368	17,979	21,498
Research and development	6,998	10,324	7,933
General and administrative	7,549	8,413	8,129
Restructuring	1,462	-	-
Impairment charge	-	-	3,890

Total operating expenses	31,377	36,716	41,450

Operating loss	(11,022)	(6,325)	(9,506)

Interest and other income (expense), net	1,560	13	(41)

Loss before for income tax	(9,462)	(6,312)	(9,547)
Provision for income taxes	188	164	143

Net income (loss)	$(9,650)	$(6,476)	$(9,690)

Net loss per share:
Basic net loss per share	$(0.43)	$(0.34)	$(0.52)
Diluted net loss per share	$(0.43)	$(0.34)	$(0.52)

Weighted average shares used in computation of per share data:
Basic weighted average shares outstanding	22,310	18,870	18,498
Diluted weighted average shares outstanding	22,310	18,870	18,498

See accompanying notes to audited consolidated financial statements.

SCIENTIFIC LEARNING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2012	2011	2010

Net loss	$(9,650)	$(6,476)	$(9,690)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(1)	3	-

Comprehensive loss	$(9,651)	$(6,473)	$(9,690)

See accompanying notes to audited consolidated financial statements.

SCIENTIFIC LEARNING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Operating Activities:
Net loss	$(9,650)	$(6,476)	$(9,690)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,446	1,924	2,532
Investment impairment charge	200	-	3,890
Capitalized software impairment charge	116
Fixed asset impairment charge	23	-	-
Stock based compensation	815	1,232	1,496
Change in fair value of warrant	(1,834)	-	-
Changes in operating assets and liabilities:
Accounts receivable	1,987	620	1,337
Prepaid expenses and other current assets	225	409	(64)
Other assets	807	62	32
Accounts payable	(166)	338	(268)
Accrued liabilities	(1,575)	(642)	(3,164)
Deferred revenue	(3,837)	(4,549)	(359)
Other liabilities	(14)	(72)	62
Net cash used in operating activities	(10,457)	(7,154)	(4,196)

Investing Activities:
Purchases of property and equipment, net	(598)	(2,138)	(2,036)
Purchases of investments	-	(5,313)	(16,355)
Sales and maturities of investments	-	14,832	6,724
Net cash provided by (used in) investing activities	(598)	7,381	(11,667)

Financing Activities:
Borrowings under bank line of credit	8,597	-	-
Repayment of borrowings under bank line of credit	(7,797)	-	-
Proceeds from exercise of options	178	370	609
Proceeds from issuance of common stock, net	6,512	-	-
Net settlement of common stock	(33)	(144)	(10)
Net cash provided by financing activities	7,457	226	599

Effect of exchange rate changes on cash and cash equivalents	(1)	3	-

Increase (decrease) in cash and cash equivalents	(3,599)	456	(15,264)

Cash and cash equivalents at beginning of period	5,871	5,415	20,679

Cash and cash equivalents at end of period	$2,272	$5,871	$5,415

Supplemental disclosure of cash flow information
Cash paid for income taxes	$32	$25	$242
Cash paid for interest	$66	$13	$-

Non-cash financing activity
Issuance of common stock warrant in connection with common stock offering	$2,368	$-	$-

See accompanying notes to audited consolidated financial statements.

SCIENTIFIC LEARNING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)

(In thousands, except share amounts)

Common Stock and

Additional Paid-In Capital

	Shares	Amount	Accumulated Deficit	Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2009	18,294,808	$87,182	$(75,253)	$-	$11,929
					-
Issuance of common stock under stock option plan	100,398	249	-	-	249
Issuance of common stock under employee stock purchase plan	163,457	360	-	-	360
Stock-based compensation	-	1,496	-	-	1,496
Vesting of restricted stock units	143,381	-	-	-	-
Tax withholding related to vesting of restricted stock units	-	(10)	-	-	(10)
Net loss	-	-	(9,690)	-	(9,690)
Currency translation adjustment	-	-	-	-	0
Balance at December 31, 2010	18,702,044	$89,277	$(84,943)	$-	$4,334

Issuance of common stock under stock option plan	34,896	62	-	-	62
Issuance of common stock under employee stock purchase plan	117,961	306	-	-	306
Stock-based compensation		1,232	-	-	1,232
Vesting of restricted stock units	150,252	2	-	-	2
Tax withholding related to vesting of restricted stock units	-	(144)	-	-	(144)
Net loss	-	-	(6,476)	-	(6,476)
Currency translation adjustment	-			3	3
Balance at December 31, 2011	19,005,153	$90,735	$(91,419)	$3	$(681)

Issuance of common stock under stock option plan	35,582	42	-	-	42
Issuance of common stock under employee stock purchase plan	149,482	131	-	-	131
Exercise of options and warrants in private offering	4,176,420	4	-	-	4
Net proceeds from private offering	-	4,140	-	-	4,140
Stock-based compensation	-	815	-	-	815
Vesting of restricted stock units	76,200	-	-	-	-
Tax withholding related to vesting of restricted stock units	-	(28)	-	-	(28)
Currency translation adjustment	-	-	-	(1)	(1)
Net loss			(9,650)		(9,650)
Balance at December 31, 2012	23,442,837	$95,839	$(101,069)	$2	$(5,228)

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

Basis of Presentation and Liquidity

The Company’s cash and cash equivalents were $2.3 million at December 31, 2012, compared to cash and cash equivalents of $5.9 million at December 31, 2011. The Company has used cash from operations of $10.5 million. $7.2 million and $4.2 million in the years ended December 31, 2012, 2011 and 2010, respectively and has a working capital deficiency at December 31, 2012.  In addition, the Company is not in compliance with the covenants of its line of credit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The 2012 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company expects to continue to fund its operations primarily from its current cash balances, cash borrowings available under its credit line from Comerica Bank (“Comerica”), and the completion of additional financing activities. Under the terms of the Company’s credit line with Comerica, it is required to maintain certain financial covenants on a monthly basis. This will require the Company to achieve certain level of booked sales, cash collections and expenses.  As of February 28, 2013, the Company was out of compliance with the covenants on its line of credit.  Management’s plans with respect to addressing the going concern uncertainty include raising additional capital through the issuance of subordinated debt securities and renegotiating the terms of its line of credit. There can be no assurance that the Company can achieve these objectives at terms that are commercially acceptable. If the Company is unable to achieve these objectives and obtain additional financing, it may be unable to continue the development of the Company’s products and may have to cease operations.

To obtain additional financing, the Company is actively pursuing the issuance of subordinated debt securities of approximately $4.5 million to a group of its current investors.   In conjunction with this potential financing the Company is currently negotiating to amend the monthly financial covenants currently required under its line of credit agreement with Comerica to better align with current forecasts. If the Company is not able to accomplish this debt financing and amend its line of credit agreement, it may continue to be out of compliance with its financial covenants with Comerica, which would result in its inability to access its line of credit.

If the Company is unable to achieve the needed levels of booked sales and cash collections, it expects to further reduce expenses to ensure that it will have sufficient liquidity to continue to fund its operations through at least December 31, 2013.  Reducing expenses beyond the actions taken in the third quarter of 2012 could have a negative impact on the Company’s future growth potential.  In addition, the Company may be required to sell assets, issue additional equity securities or incur additional debt, and may need to obtain waivers or amendments from Comerica in the event the Company does not maintain compliance with its covenants. The Company may not be able to accomplish any of these alternatives. In addition, the Company’s line of credit agreement with Comerica enables Comerica to prevent the Company from borrowing or request that any outstanding borrowings be repaid at any time, regardless of whether covenants are met.  As such, it is not certain that the Company will be able to utilize cash available under the line of credit.

Historically, the Company has maintained a revolving line of credit with Comerica, which was amended February 9, 2012.  The amendment lowered the maximum amount that can be borrowed to $5.0 million, extended the term of the line of credit to December 31, 2013, and updated the financial covenants.  The maximum amount the Company can borrow is $4.8 million, net of an outstanding letter of credit of $0.2 million.  Borrowings under the line of credit bear interest at Prime plus 1.25%, are subject to reporting covenants requiring the provision of financial statements to Comerica, and, as amended, compliance with certain financial covenants.

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

During the third quarter of 2012, as part of the Company’s strategy to better align its costs and organizational structure with the current economic environment and improve its profitability, management implemented two reductions in the Company’s workforce, which had the effect of reducing headcount by approximately 30% as compared to staff levels at the end of the second quarter of 2012.  The Company recorded a restructuring charge of $1.5 million, which included severance and related costs associated with 65 employees notified of termination during the third quarter of 2012.  The Company expects that these reductions will result in future expense savings, with the predominant impact affecting cost of service, sales and marketing expense and research and development expense.

As of December 31, 2012, the Company had $0.8 million outstanding on the line of credit and was in compliance with all applicable covenants of the credit line.  However, during the months ending January 31, 2013 and February 28, 2013, the Company was not in compliance with the covenants. On March 1, 2013, the Company received a certificate from Comerica waiving the covenant violation for the period ending January 31, 2013.

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

Subscription revenue

Subscription revenue primarily includes revenue from annual or monthly customer subscriptions to our web-based applications, including Fast ForWord,  Reading Assistant, and BrainPro.  Subscription revenue is recognized as follows:

•	On-demand application services – revenue for subscription services is recognized ratably over the term of the subscription period.
•	Per student per month – student usage of any of our products during a calendar month. Revenue is recognized monthly over the period of use
•	Individual participant licenses – software licensed for a single participant. Revenue is recognized over the average period of use.

License revenue

License revenue primarily includes revenue from the sales of perpetual licenses to our software applications including Fast ForWord and  Reading Assistant.  License revenue is recognized as follows:

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

Professional service and support revenue

Professional service and support revenue is derived from a combination of training, implementation, technical and professional services, online services and customer support. Training, implementation, technical and other professional services are typically sold on a per day basis. Professional services revenue is recognized as performed. Online service and customer support are recognized ratably over the service period. If VSOE of fair value does not exist for all the elements in a software arrangement except software licenses, service revenue is recognized over the longest contractual period in an arrangement. Revenue from services sold alone or with support is recognized as performed.

Cash and Cash Equivalents

Cash and cash equivalents, which consist of cash on deposit with banks and money market accounts, are stated at fair value.

Accounts Receivable and Allowance for Doubtful Accounts

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years.  For leased assets and leasehold improvements, depreciation is computed using the straight-line method over the shorter of the lease or the estimated useful life.

Software and Website Development Costs

The Company capitalizes certain software development costs incurred subsequent to the establishment of technological feasibility and amortizes those costs over the estimated lives of the related products. The annual amortization is computed using the straight-line method over the remaining estimated economic life of the product. Technological feasibility is established upon completion of a working model. In 2012, 2011 and 2010, the Company capitalized $0.1 million, $0.1 million and $0.1 million of costs, respectively, relating to new products that had reached technological feasibility. For the years ended December 31, 2012, 2011 and 2010 amortization costs were $0.2 million, $0.1 million and $0.3 million respectively.

The Company also capitalizes costs related to internal use software and website application, infrastructure development and content development costs.  Costs related to preliminary project activities and post implementation activities were expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The capitalized costs are included in “Property and equipment” in the consolidated balance sheets. In each case the software or website is for internal needs, and the Company does not plan to market the software externally. For the years ended December 31, 2012, 2011, and 2010, the Company capitalized approximately $0.4 million, $1.2 million and $1.2 million of software and website development costs, respectively. For the years ended December 31, 2012, 2011 and 2010 amortization costs were $0.9 million, $0.5 million, and $0.3 million respectively.

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

Goodwill is required to be tested annually for impairment or between annual impairment tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual impairment test in the fourth quarter. In September 2011, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other. This amendment in this update permitted an entity to first assess only qualitative factors to determine whether it is more like than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test as described in Topic 350.  The company elected to continue performing the quantitative assessment, in addition to the qualitative assessment. The two steps are as follows:

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

During the second and third quarters of 2012, the Company concluded that there were sufficient adverse qualitative indicators to require an interim goodwill impairment analysis.  Among the indicators were  (1) economic and budgetary challenges in the Company’s key K-12 market, (2) the Company’s continued transition from an on-premise, perpetual license model to a subscription driven, web-based SaaS business model, and (3) a significant a significant decrease in the Company’s market capitalization as a result of a decrease in the trading price of its common stock during the second and third quarters of 2012.  As a result of this quantitative analysis, the Company completed an estimate of the implied fair value of its goodwill and comparison to the carrying amount in accordance with ASC 350-20-35 (step 2). The Company engaged a valuation specialist to assist in the analysis, primarily focused on the determination of the fair value of the Company’s unrecorded intangible assets and the fair value of the Company’s deferred revenue.  The result of the step 2 analysis indicated that the implied fair value of goodwill exceeded its carrying value by approximately $18 million as of June 30, 2012 and by approximately $12 million as of September 30, 2012.  Therefore the Company concluded that a goodwill impairment did not exist as of June 30, 2012 and September 30, 2012.

As part of the Company’s annual impairment test during the fourth quarter of 2012, the Company considered whether the adverse qualitative indicators, noted above, continued to exist as of December 31, 2012.  The Company concluded that although the adverse qualitative indicators continued to exist as of December 31, 2012, there was not a material change to these indicators.  The Company further noted that there were no significant changes to its projections of future cash flows used to determine the implied fair value of goodwill and that the Company met its fourth quarter projections. Given the significant headroom noted in the second and third quarter step 2 analyses, the lack of changes in the projected cash flows and discount rates that would be used as inputs in any current period analysis, and the fact that the Company met its fourth quarter projections, the Company concluded that it was not more likely than not that a goodwill impairment exists as of December 31, 2012 and therefore no step 2 analysis was performed.

The Company will continue to assess goodwill for impairment on an interim basis when indicators events or circumstances change.

Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. In 2012, the Company determined that no long-lived assets were impaired. In 2010, the Company determined that the carrying amount of the intangible assets and certain other long-lived assets were not recoverable and were impaired.  See Note 6 – Intangible Assets for further discussion.

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value as they are short-term in nature or have relatively short maturities.

Concentration of Risk

Financial instruments that are potentially subject to concentrations of credit risk consist principally of cash equivalents and accounts receivable.

Cash and cash equivalents are primarily held in a major financial institution in the United States. Such deposits may be in excess of insured limits and are not insured in other jurisdictions. The Company believes that the financial institution that holds the Company’s cash and cash equivalents is financially sound and, accordingly, minimal credit risk exists with respect to these assets.

Accounts receivable are primarily from sales to customers located in the United States. The Company performs ongoing credit evaluations of customers. The Company does not require collateral.

An allowance for doubtful accounts is determined with respect to those accounts that have been determined to be doubtful of collection.  One customer accounted for more than 24% of our accounts receivable balance at December 31, 2012.  This was subsequently collected in January 2013.  No customer accounted for more than 10% of accounts receivable at December 31, 2011.  No customer accounted for more than 10% of revenue in the years ended December 31, 2012, 2011 or 2010.

The Company has no off-balance sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other hedging arrangements.

Concentration of royalty arrangements potentially exposes the Company to risk. If the Company were to lose rights under these arrangements, this could materially impact the Company’s revenues and its results of operations. The patents and applications that are licensed are owned by the Regents of the University of California, and Rutgers, the State University of New Jersey, and relate to the basic speech and sound modification and adaptive technology developed at those institutions. In 2012 and 2011, approximately 29% of revenue was derived from selling products that use the licensed inventions.

Concentration of sales in the K-12 market potentially exposes the Company to risk. More than 83% of our 2012 booked sales came from the K-12 market in the United States and Canada.  That market is characterized by its dependence on federal funding and state and local tax revenues; a political environment, particularly when large transactions are involved; and a generally conservative approach to change.  All of these attributes, particularly in the current economic and political environment, can result in a time-consuming and unpredictable sales cycle for large transactions.  Because of the concentration of our sales in this market, we are particularly exposed to its risks.

Accounting for Stock-Based Compensation

Stock-based compensation expense is recorded on a straight-line basis over the requisite service period and includes an estimate for forfeitures.

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $0.3 million, $0.4 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The following table sets forth the computation of net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Net loss	$(9,650)	$(6,476)	$(9,690)

Basic weighted average shares outstanding	22,310	18,870	18,498
Effect of dilutive securities:
Employee stock options and awards	-	-	-

Diluted weighted average shares outstanding	22,310	18,870	18,498

Net loss per share:
Basic net loss per share	$(0.43)	$(0.34)	$(0.52)
Diluted net loss per share	$(0.43)	$(0.34)	$(0.52)

For the year ended December 31, 2012, 2011 and 2010, 1,676,080,  1,195,994 and 1,012,220 stock options, respectively, were excluded from the calculation of diluted net income per share because their effect is anti-dilutive.  For the year ended December 31, 2012, 366,915 outstanding restricted stock units were excluded from the calculation of diluted net income per share because their effect is anti-dilutive.    For the year ended December 31, 2012, 2,505,852 warrants were excluded from the calculation of diluted net income per share because their effect is anti-dilutive.

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

Recent Accounting Pronouncements

Goodwill Impairment – In the first quarter of 2012, we adopted amended standards that simplify how entities test goodwill for impairment.  These amended standards allow for an assessment of qualitative factors such that we can determine whether the fair value of a reporting unit in which goodwill resides is more likely than not to be less than is carrying value.  For reporting units in which this assessment concludes that the fair value is more likely than not to be more than its carrying value, these amended standards eliminate the requirement to perform goodwill impairment testing  Our adoption of these amended standards did not have an impact on our consolidated financial statements.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs – In the first quarter of 2012, we adopted amended standards that provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The adoption did not have an impact on the Company’s consolidated statement of financial condition, operations and cash flows.

Presentation of Comprehensive Income – In the first quarter of 2012, we adopted amended standards that increase the prominence of items reported in other comprehensive income.  These amended standards eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholder’s equity, and they require that all changes in stockholders’ equity- except investments by, and distributions to, owners- be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statement.  Our adoption of these amended standards impacted the presentation of other comprehensive income, as we have elected to present two separate but consecutive statements resulting in the new condensed consolidated statement of comprehensive loss included herein.  It did not have an impact on our financial position or results of operations.

2. Warrant Liability

In connection with the Company’s private common stock offering that closed on March 28, 2012, the Company issued 2,505,852 common stock warrants.  The warrants have an exercise price of $1.82 per share and expire five years from the date of issuance. In addition, the warrants contain a cash settlement provision that may be triggered upon request by the warrant holders if the Company is acquired or a merger event, as defined by the warrant agreement, occurs.  Under the FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, an equity contract that can be settled in cash at the request of the holder must be classified as an asset or a liability. The accounting guidance also requires that the warrants be re-measured at fair value at each reporting date, with the change in fair value recorded in the Company’s consolidated statement of operations. At December 31, 2012 the estimated fair value of the warrants was $0.5 million and is recorded as a liability on the Company’s consolidated balance sheet. For the twelve months ended December 31, 2012, there was a decrease of $1.8 million to the warrant liability which was recorded in interest and other income in the consolidated statements of operations. The fair value was estimated using the Black-Scholes Merton option pricing model (see Note 3, Fair Value Measurements). Upon exercise or expiration, the fair value of the respective warrants will be reclassified to stockholders’ equity (net capital deficiency).  As of December 31, 2012, all common stock warrants were outstanding.

3. Restructuring

During the third quarter of 2012, as part of the Company’s strategy to better align its costs and organizational structure with the current economic environment and improve its profitability, the Company implemented two reductions in its workforce of approximately 30% in the aggregate as compared to staff levels at the end of the second quarter of 2012.  Employees were notified in July and September 2012.

As a result, the Company recorded severance costs of $1.5 million, of which the Company paid $1.1 million during fiscal 2012.  As of December 31, 2012, $0.3 million remains recorded within Accrued Liabilities.  During the fourth quarter of 2012, the Company adjusted the restructuring liability by $0.1 million for certain benefits originally accrued but not actually elected by employees.  A significant portion of this liability is related to severance payments for two officers that departed the Company in the third quarter of 2012, but are payable over an extended period of time.  This amount is expected to be fully paid by the first quarter of 2015.

During 2009, the Company incurred restructuring charges to better align costs and organization structure, along with the consolidation of it research and development functions in the Company’s Oakland, California headquarters.  The Company paid all employee costs by December 31, 2010 and paid all facility costs by December 31, 2011.  Accrued costs are shown in the following table (in thousands):

Restructuring
Accrued at December 31, 2010	$85
Adjustments	(18)
Cash payments	(67)

Accrued at December 31, 2011	-
Charges	1,462
Cash payments	(1,060)
Adjustments	(117)

Accrued at December 31, 2012	285

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2012	2011
Prepaid expenses	$756	$1,639
Inventory	-	50
Short term deposit	603	-
Other receivables	125	20
Total prepaid expenses and other current assets	$1,484	$1,709

5. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2012	2011
Computer equipment and software	$7,545	$7,134
Office furniture and equipment	261	256
Leasehold improvements and leased equipment	986	943
Total property and equipment	8,792	8,333
Less: Accumulated depreciation	(6,764)	(5,007)
Total property and equipment, net	$2,028	$3,326

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $1.8 million, $1.3 million and $1.2 million, respectively.  Depreciation includes amortization of capitalized leases.   During the year ended December 31, 2012 the Company wrote off $117,000 of internal capitalized software and $22,000 of fixed assets that were deemed impaired.

6. Fair Value Measurements of Financial Instruments

The Company generally invests its excess cash in money market funds.  Cash and cash equivalents represents highly liquid instruments with insignificant interest rate risk and original maturities of three months or less. The Company did not hold any short-term investments as of December 31, 2012 and 2011.

The Company has established a three-tier fair value hierarchy, categorizing the inputs used to measure fair value.  The hierarchy can be described as follows: Level 1- observable inputs such as quoted prices in active markets; Level 2- inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3- unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Cash equivalents as of December 31, 2012 and 2011, consist of money market funds that have original maturities of 90 days or less.  These instruments are valued using quoted prices in active markets and as such are classified in Level 1 of the fair value hierarchy.  The Company has no Level 2 or Level 3 financial assets as of December 31, 2012 and 2011.

At December 31, 2012, the Company had $0.8 million outstanding on its line of credit with Comerica.  The line of credit is measured at the carrying value at each reporting period and is classified as a current liability.  The line of credit is classified as a Level 1 in the Company’s fair value hierarchy.  The fair value of the line of credit approximates the carrying value.

At December 31, 2012, the Company had outstanding warrants to purchase shares of its common stock, which were issued on March 28, 2012.  The warrants are measured at fair value each reporting period and are classified as liabilities with a fair value of $0.5 million at December 31, 2012.  The warrants are valued using the Black-Scholes Merton option pricing model using valuation assumptions determined by management and are classified as Level 3 in the Company’s fair value hierarchy.

As of December 31, 2012, the Company used the following assumptions when determining the fair value of the common stock warrants:

Expected life (in years)	4.25
Risk-free interest rate	0.61%
Dividend yield	0%
Expected volatility	76%

The Company assessed the sensitivity of the fair value of the warrants with respect to the assumptions above and noted that a change in the price of our common stock of 10% would affect the fair value of the warrants by 16% or $0.1 million.  A change in volatility of 10% would affect the fair value of the warrants by 19% or $0.1 million.

The following table summarizes the changes in fair value for the outstanding common stock warrants for the year ended December 31, 2012 (in thousands):

Year Ended December 31, 2012
Beginning balance	$-
Initial measurement of fair value	2,368
Total change in fair value	(1,834)
Balance at December 31, 2012	$534

The following is a summary of the Company’s financial assets as of December 31, 2012 that are accounted for at fair value on a recurring basis by level in accordance with the fair value hierarchy described above (in thousands):

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market instruments	$649	$-	$-	$649
Liabilities:
Common stock warrants	$-	$-	$534	$534
Line of Credit	$800	$-	$-	$800

7. Intangible Assets

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

The Company used an income approach to determine if the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group exceeded the carrying values of those assets. As a result of this assessment, the carrying value of the asset group exceeded the undiscounted cash flows. The Company then performed an analysis to determine the fair value of the asset group, which was determined using the expected present value of future cash flows which are based on estimates, assumptions and management’s judgments.  These include the forecast of future cash flows related to the asset group, the discount rate used in discounting those cash flows, and the expected remaining useful life of the asset group. This analysis resulted in a non-cash impairment charge of $3.9 million in 2010, which includes $0.5 million related to capitalized software development costs. The impairment charge was allocated on a pro-rata basis using the relative carrying amounts of the asset group.  As of December 31, 2012, the remaining value of the intangible assets acquired from Soliloquy have been fully amortized.

Intangible assets at December 31, 2012 are as follows (dollar amounts in thousands):

	Gross carrying amount	Accumulated Amortization	Impairment (recorded in 2010)	Net carrying amount at December 31, 2012
Core technology	$5,800	$(2,738)	$(3,062)	$-
OEM contracts	560	(415)	(145)	-
Customer list	220	(214)	(6)	-
Non-compete agreement	610	(391)	(219)	-

Total other intangible assets	$7,190	$(3,758)	$(3,432)	$-

Intangible assets at December 31, 2011 are as follows (dollar amounts in thousands):

	Gross carrying amount	Accumulated Amortization	Impairment (recorded in 2010)	Net carrying amount at December 31, 2010
Core technology	$5,800	$(2,276)	$(3,062)	$462
OEM contracts	560	(393)	(145)	22
Customer list	220	(214)	(6)	1
Non-compete agreement	610	(358)	(219)	33

Total other intangible assets	$7,190	$(3,241)	$(3,432)	$518

Amortization expense for the years ended December 31, 2012, 2011, and 2010 was $0.5 million, $0.5 million and $1 million, respectively.

8. Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2012	2011
Long-term lease deposits	$135	$883
Capitalized software, net	74	187
Other long-term investment	-	200
Other	51	168
Total other assets	$260	$1,438

Capitalized software amortization of $0.6 million and $0.6 million was charged to expense in 2012 and 2011, respectively. In the second quarter of 2012, we assessed the financial condition of a company in which we have a long-term investment and wrote off the  investment of $0.2 million because of a lower assessment of its prospects.

9. Stock-Based Compensation

Stock-Based Compensation Plans

On December 31, 2012, the Company had three active share-based compensation plans, which are described below.

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

In May 1999 the Company’s stockholders approved the Employee Stock Purchase Plan (ESPP), which became effective upon the completion of the initial public offering of the Company’s common stock. The total number of shares originally authorized for issuance under the plan was 700,000. In June 2007 and June 2011, an additional 500,000 shares were authorized, respectively. The total number of shares authorized for issuance under this plan is 1,700,000.  Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable one-year offering period or the last day of the applicable six-month purchase period. At December 31, 2012, 376,085 shares were available for issuance under this plan.

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

Forfeitures are required to be estimated at the time of grant. The estimates are revised in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. The following table summarizes the stock-based compensation expense recorded in the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of revenues	$19	$42	$97
Sales and marketing	119	270	450
Research and development	143	260	276
General and administrative	534	660	673
Total stock-based compensation expense	$815	$1,232	$1,496

Valuation of Stock Option Awards

The fair value of each option award is estimated on the date of grant using a Black-Scholes Merton option pricing model with subjective assumptions, including expected stock price volatility, the expected life of each award and estimated pre-vesting forfeitures noted in the table below:

Expected volatility – Based on the historical prices of our common stock over the expected life of each option.

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

Estimated Forfeiture rate – Based on the history of option forfeitures and our expectations of future pre-vesting termination behavior.

The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2012	2011	2010

Expected life (in years)	5.5	5.5	5.5
Risk-free interest rate	0.9%	2.0%	2.3%
Dividend yield	0%	0%	0%
Expected volatility	64%	62%	62%
Estimated forfeiture rate	8.5%	8.5%	7.7%

Summary of Stock Options

The following table summarizes all stock option activity under the Company’s stock-based compensation plans for the year ended December 31, 2012:

	Number of Options		Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	2,725,350		$3.11	3.3	$ 1,480,145
Granted	572,000		1.44
Exercised	(35,582)		1.19
Forfeited	(215,375)		3.05
Expired	(1,558,472)		2.64
Outstanding at December 31, 2012	1,487,921		3.01	5.9	$ 120

Expected to vest at December 31, 2012	1,412,636		$3.08	5.7	$ 104

Exercisable at December 31, 2012	958,313	$	$ 3.67	4.16	$ 13

The aggregate intrinsic value of options outstanding at December 31, 2012 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for 6,000 shares that had exercise prices that were lower than the $0.63 market price of the Company’s common stock at December 31, 2012 (“in the money options”). The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $7,000, $39,000 and $0.2 million, respectively. The fair value of options vested during the years ended December 31, 2012, 2011 and 2010 was $0.2 million, $1.2 million and $0.4 million, respectively. The weighted average grant date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $0.80, $1.75 and $2.62, respectively.

As of December 31, 2012, total unrecognized compensation cost related to stock options granted under the Company’s various plans was $0.4 million. The Company expects that cost to be recognized over a weighted-average period 2.73 years.

Summary of Restricted Stock Units and Restricted Stock Awards

The following table summarizes all restricted stock unit activity under the Company’s stock-based compensation plans for the year ending December 31, 2012:

	Number of Shares	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	192,855	1.23	$ 484,066
Awarded	366,257
Released (Vested)	(98,008)
Forfeited	(94,189)
Expired	-
Outstanding at December 31, 2012	366,915	1.32	$ 231,156

Expected to Vest at December 31, 2012	314,730	1.16	$ 198,280

Restricted stock units were granted for the first time in 2006 under the 1999 Equity Incentive Plan. The fair value of these awards is calculated based upon the fair market value of the Company’s stock at the date of grant, less an estimate of pre-vesting forfeitures. The weighted-average grant-date fair value of restricted stock units awarded during fiscal years 2012, 2011 and 2010 was $1.35, $3.10 and $4.73, respectively, and the fair value of stock units that vested during fiscal years 2012, 2011 and 2010 was $0.4 million, $0.7 million and $0.9 million, respectively. As of December 31, 2012, total unrecognized compensation cost related to restricted stock units was $0.5 million. The Company expects that cost to be recognized over a weighted-average period 2.4 years.

Employee Stock Purchase Plan (“ESPP”)

ESPP awards were valued using the Black-Scholes model using the following assumptions:

	Year Ended December 31,
	2012	2011	2010

Expected life (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	0.1%	0.2%	0.4%
Dividend yield	0%	0%	0%
Expected volatility	58%	40%	58%

Disclosures Pertaining to All Share-Based Compensation Plans

Cash received under all share-based payment arrangements for the years ended December 31, 2012, 2011 and 2010 was $0.2 million, $0.4 million and $0.6 million, respectively, related to the exercise of stock options and the purchase of ESPP shares. The weighted-average grant-date fair value of options, restricted stock units and restricted stock awards granted in the years ended December 31, 2012, 2011 and 2010 was $1.02, $2.28 and $3.42 per share, respectively. The Company issues new shares upon option exercise and does not repurchase or issue treasury shares.

10. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Accrued vacation	$589	$1,193
Accrued commission and bonus	174	772
Accrued severance and retention	560	178
Other accrued liabilities	475	925
Accounts payable accruals	183	488
Total accrued liabilities	$1,981	$3,556

11. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	December 31,
	2012	2011
Current:
Subscriptions	$2,864	$1,157
License	368	1,529
Service and support	7,732	9,920
Total deferred revenue, short-term	$10,964	$12,606
Long-term:
Subscriptions	$106	$96
License	39	88
Service and support	2,376	4,532
Total deferred revenue, long-term	$2,521	$4,716

12. Warranties and Indemnification

The Company generally provides a warranty that the Company’s software products substantially operate as described in the manuals and guides that accompany the software for a period of 90 days.  The warranty does not apply in the event of misuse, accident, and certain other circumstances.  To date, the Company has not incurred any material costs associated with these warranties and has no accrual for such items at December 31, 2012.

From time to time, the Company enters into contracts that require the Company, upon the occurrence of certain contingencies, to indemnify parties against third party claims.  These contingent obligations primarily relate to (i) claims against the Company’s customers for violation of third party intellectual property rights caused by the Company’s products; (ii) claims resulting from personal injury or property damage resulting from the Company’s activities or products; (iii) claims by the Company’s office Lessor arising out of the use of the premises; and (iv) agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their activities on behalf of the Company.  No liabilities have been recorded for these obligations as of December 31, 2012.

13. Bank Line of Credit

On February 9, 2012, the Company amended its existing revolving line of credit agreement with Comerica Bank (“Comerica”).  The amendment lowered the amount that can be borrowed, extended the term of the line of credit, and updated the financial covenants.  The maximum that can be borrowed under the agreement is $4.8 million, net of an outstanding letter of credit of $0.2 million.  The line now expires on December 31, 2013. Borrowings under the line of credit bear interest at Prime plus 1.25%, are subject to reporting covenants requiring the provision of financial statements to Comerica, and, as amended, and certain financial covenants.

On August 14, 2012, the Company and Comerica entered into the Second Amendment to its Amended and Restated Loan and Security Agreement entered into in February 2012 (the “Second Restated Agreement”). Under the terms of the Second Restated Agreement, the financial covenants have been amended as follows: (1) amended the adjusted quick ratio requirement to varying levels, which range from 0.6:1.0 to 1.0:1.0, over the  term of the agreement; (2) added a booked sales to plan ratio covenant whereby the Company is required to maintain certain levels of booked sales on a three-month rolling basis over the term of the agreement; (3) added a minimum cash balance covenant whereby the Company is required to maintain a minimum cash balance of $2.0 million; and (4) removed the net worth covenant.  Compliance with these covenants is required to be maintained on a monthly basis.

As of December 31, 2012, the Company had $0.8 million outstanding on the line of credit, and it was in compliance with all applicable covenants of the line of credit.  However, during the months ending January 31, 2013 and February 28, 2013, the Company was not in compliance with its covenants. On March 1, 2013 , the Company received a certificate from Comerica waiving the covenant violation for the period ending January 31, 2013.

14.  Provision for Income Taxes

Substantially all income (loss) before income taxes is derived from the United States.

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$-	$-	$(8)
State	58	28	28
Foreign	11	19	5
Total current	$69	$47	$25

Deferred:
Federal	$104	$104	$104
State	15	13	14
Foreign	-	-	-
Total deferred	119	117	118
Total provision for income taxes	$188	$164	$143

Differences between income taxes calculated using the federal statutory income tax rate and the provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Computed tax at statutory rate of 34%	$(3,217)	$(2,091)	$(3,246)
State taxes, net of federal benefit	156	(151)	23
Losses (benefited) not benefited	(64)	(28)	176
Non deductible stock-based compensation	142	157	124
Other nondeductible expenses	44	74	106
Movement in valuation allowance	3,127	2,203	2,960
Provision for income taxes	$188	$164	$143

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows, (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$28,273	$24,444
Capitalized software development costs	-	10
Deferred revenue	976	1,825
Research credit carryforwards	3,478	3,350
Intangibles (Excluding Goodwill)	1,717	1,792
Depreciable Assets	351	178
Other	1,097	1,140
Total gross deferred tax assets	35,892	32,739

Deferred tax liabilities:
Goodwill	(590)	(471)

Gross deferred tax assets/liabilities	35,302	32,268
Valuation Allowance	(35,892)	(32,739)
Net deferred tax liability	$(590)	$(471)

As of December 31, 2012, the Company has U.S. federal and state net operating loss carryforwards of approximately $81.1 million and $50.5 million, respectively.   The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2019 through 2031 if not utilized.  State net operating loss carryforwards will expire at various dates beginning in 2013 through 2031.

As of December 31, 2012, the Company has U.S. federal and state tax credit carryforwards of approximately $2.4 million and $3.5 million, respectively.  The federal credit will expire at various dates beginning in 2018 through 2031, if not utilized.  California state research and development credits can be carried forward indefinitely.

In connection with the Company's adoption of ASC 718, the Company uses the "with-and-without" approach described in EITF Topic No. D-32, "Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations," to determine the recognition and measurement of excess tax benefits.   In addition, the Company has elected to account for indirect effects of stock option based awards on other tax attributes, such as research and alternative minimum tax credits, through the income statement.  Accordingly, the

Company has elected to recognize excess tax benefits from stock option exercises in additional paid in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company.

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

The Company does not provide for U.S. federal income and state income taxes on undistributed earnings of the China and Puerto Rico subsidiaries at December 31, 2012 because these earnings are intended to be indefinitely reinvested.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to nominal U.S. federal and state income taxes.

Effective January 1, 2007, the company adopted the provisions of FASB Interpretation ASC 740-10, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB ASC 740-10. ASC 740-10 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There was not a material impact on the Company’s financial position and results of operations as a result of the adoption of the provisions of ASC 740-10. At December 31, 2012, the Company had a liability for unrecognized tax benefits of $2.7 million.

Interest and penalty costs related to unrecognized tax benefits are classified as a component of “ Income Tax Expense” in the accompanying statement of operations and the corresponding liability in "Income Taxes Payable" or "Prepaid Income Taxes" in the accompanying balance sheet. The Company recognized an immaterial amount of interest expense related to unrecognized tax benefits for the year ended December 31, 2012.

The Company files U.S. federal,  state,  and foreign income tax returns. Material jurisdictions are Federal and California tax returns, which remain open to examination by the appropriate governmental agencies for tax years 2008 to 2012. The federal and state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. The Company is not currently under audit in any major tax jurisdiction.

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the twelve-month period ended December 31, 2012 is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance at January 1	$2,678	$2,547	2,397
Additions for tax positions of prior years	-	-	-
Additions for tax positions related to the current year	55	149	154
Reductions for tax positions of prior years	-	(18)	(4)
Settlements during the current year	-	-	-
Balance at December 31	$2,733	$2,678	$2,547

15.  Common Stock

At December 31, 2012,  the Company had reserved shares of common stock for future issuance as follows:

2012
Stock options outstanding	1,487,921
Stock awards outstanding	366,915
Stock options available for future grants	2,055,218
Employee stock purchase plan	376,085
Warrants	2,505,852
Total	6,791,991

16. Commitments and Contingencies

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates.  On June 18, 2012, the Company entered into the Second Amendment to the Tri-Pointe Office Lease (the “Amendment”) with Tri-Pointe Tucson, LLC regarding the Company’s offices in Tucson, Arizona. This Amendment  extended the lease term to August 31, 2017, moved the leased premises in Arizona to another building and expanded the premises to approximately 10,823 square feet.

On October 3, 2012, the Company entered into a Lease Extension and Modification Agreement in respect to the Company’s corporate headquarters in Oakland, California (the “Modification”).  The Modification reduced lease payments by $10,000 per month starting January 2013 through December 2013 and extended the lease term to December 31, 2015, for a reduced amount of space during the extension period.  In addition, the terms of the Modification allow the Company to apply $50,000 of its security deposit per month towards its rental payments starting October 2012 through December 2013.

The company leases certain equipment under capital lease arrangements that extend through 2014 for the amounts of $101,000 in 2013, and $25,000 in 2014. The Company also makes royalty payments to the institutions who participated in the original research that produced its initial products.

Rent expense under all operating leases was $1.1 million, $1.2 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

License Agreement

In September 1996, the Company entered into a license agreement with a university for the use of the intellectual property underlying its most significant current products.  In exchange for the license, which expires in 2014, the Company issued stock and paid a license-issue fee. The agreement also provided for milestone payments, all of which have been made, and for royalties based on booked sales of products using the licensed technology.  The Company’s minimum royalty payments are $150,000 per year.  Royalty expenses were $0.2 million, $0.4 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, and are included in cost of license revenues.

If the Company loses or is unable to maintain the license agreement during the term of the underlying patents, it would adversely affect the business. The university may terminate the license agreement if the Company fails to perform or violate its terms without curing the violation within 60 days of receiving written notice of the violation.

At December 31, 2012, the Company's future minimum lease payments and future payments under its royalty agreements are as follows (in thousands):

	2013	2014	2015	2016 and thereafter	Total
Contractual Obligations:
Lease obligations	$831	$670	$624	$384	$2,509
Minimum royalty obligations	150	150	-	-	300

Total	$981	$820	$624	$384	$2,809

The lease obligations above are net of $50,000 per month application of the Oakland California lease deposit towards its rental payments for the twelve months ending December 31, 2013.

17. Employee Retirement and Benefit Plan

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. The Company did not match contributions by plan participants for the years ended December 31, 2012, 2011 and 2010.

18. Related Party Transactions

On September 30, 2003, the Company entered into an agreement with Posit Science Corporation (“Posit Science”), formerly Neuroscience Solutions Corporation, to provide Posit Science with exclusive rights in the healthcare field to certain intellectual property, patents and software owned or licensed, along with transfer of certain healthcare research projects. A co-founder, substantial shareholder, and former member of the Board of Directors is a co-founder, officer, director and substantial shareholder of Posit Science. Under the agreement, the Company receives net royalties between 2% to 4% on products sold by Posit Science that uses the Company’s patents or software. The Company has a 3.5% equity interest in Posit Science. The royalty income recorded from Posit Science was $0.2 million, $0.2 million and $0.1 million for years ended December 31, 2012, 2011 and 2010, respectively.

In July 2007 Michael A. Moses joined the Board of Directors as Vice Chair and entered into a consulting agreement with the Company. The consulting agreement originally provided for a consulting fee of $40,000 per year and two stock option grants, both with a five year term and at a per share exercise price of $7.15, the closing price of the Company’s Common Stock on July 25, 2007. The first option grant for 80,000 shares vested over four years, with a one year cliff with ratable monthly vesting thereafter. The second option for 100,000 shares vests only in the event the per share price of the Company’s common stock reaches and maintains for 20 consecutive business days a specified target closing price as follows: 25,000 shares vesting at each target stock price of $15, $20, $25, and $30. In January 2013, the Company revised the agreement with Dr. Moses to reduce his consulting fee to $36,000 per year. In November 2010 Shari Simon joined the Board of Directors and in 2011 entered into a consulting agreement with the Company. Shari Simon provides consulting work related to sales models and implementation. In fiscal year 2012 she received total compensation of approximately $78,000.  Ms. Simon resigned from the Board effective November 8, 2012 following her election to serve as a member of the Moraga School District Governing Board in Moraga, California.

Also in place is a consulting agreement with Dr. Paula Tallal, who is one of our founders and also a current Board member.  She provides ongoing consulting in the areas of public speaking and customer relationships; in fiscal years 2012, 2011 and 2010 she received total compensation of approximately $49,000, $77,000 and $80,000, respectively.

19. Interim Financial Information (unaudited)

Quarterly financial data (in thousands, except per share amounts):

	Three Months Ended
	March 31	June 30	September 30	December 31	Total
Fiscal Year 2012:
Total revenues	$7,086	$7,148	$6,828	$7,081	$28,143
Gross profit	4,743	5,057	4,982	5,573	20,355
Net income (loss)	$(5,036)	$(3,141)	$(2,246)	$773	$(9,650)
Basic and diluted net income (loss) per share:	$(0.26)	$(0.14)	$(0.10)	$0.03	$(0.43)

Fiscal Year 2011:
Total revenues	$10,435	$12,397	$10,536	$7,711	$41,079
Gross profit	7,827	10,029	7,759	4,776	30,391
Net income (loss)	$(2,363)	$884	$(1,243)	$(3,754)	$(6,476)
Basic and diluted net income (loss) per share:	$(0.13)	$0.05	$(0.07)	$(0.20)	$(0.34)

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

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

As required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, and concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to our executive officers is contained in Part I “Executive Officers” and such information is also incorporated by reference in this section.

Information required by this item respecting our directors, audit committee and code of ethics is set forth under the caption “Proposal 1: Election of Directors” in our Proxy Statement relating to our 2013 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated by reference into this Form 10-K Report. The Proxy Statement will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Proxy Statement is not being filed as a part hereof.

Information with respect to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

ITEM 11.EXECUTIVE COMPENSATION

Information required by this item concerning compensation of executive officers and directors is set forth under the caption “Executive Compensation” in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item concerning director independence is set forth under the caption “Proposal 1: Election of Directors” in the Proxy Statement. Information concerning certain relationships and related transactions is set forth under the captions “Employment Agreement” and “Certain Transactions” in the Proxy Statement. Both are incorporated by reference into this Form 10-K Report.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet – December 31, 2012 and 2011

Consolidated Statements of Operations – Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity (Net Capital Deficiency) – Years Ended December 31, 2012, 2011 and 2010

Consolidated Statement of Comprehensive Income (loss)- Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows – Years Ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

As required under Item 8, Financial Statements and Supplementary Data, the financial statement schedule of the Company is provided in this separate section. The financial statement schedule included in this section is as follows:

Schedule II – Valuation and Qualifying Accounts (in thousands):

	Beginning Balance	Write-offs	Additions (deductions) to Allowance	Ending Balance
2012	$159	$(113)	$6	$52
2011	$76	$(160)	$243	$159
2010	$97	$(18)	$(3)	$76

Other schedules are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b)	Exhibits

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

By /s/ Robert C. BowenApril 1, 2013

Robert C. Bowen

Chairman, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert C. Bowen	Chief Executive Officer and Chairman of the Board	April 1, 2013
Robert C. Bowen	(Principal Executive Officer)

/s/ Jane A. Freeman	Chief Financial Officer, Treasurer	April 1, 2013
Jane A. Freeman	(Principal Financial and Accounting Officer)

/s/ Edward Vermont Blanchard, Jr.		April 1, 2013
Edward Vermont Blanchard, Jr.	Director

/s/ Dr. Michael A. Moses		April 1, 2013
Dr. Michael A. Moses	Director
/s/ Rodman E. Moorehead		April 1, 2013
Rodman W. Moorhead, III	Director

/s/ Dr. Paula A. Tallal		April 1, 2013
Dr. Paula A. Tallal	Director

/s/ Jeffrey D. Thomas		April 1, 2013
Jeffrey D. Thomas	Director

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-24547	5/7/2007	3.1
3.2	Amended and Restated Bylaws	S-1/A	333-143093	7/16/2007	3.2
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	S-1/A	333-143093	7/16/2007	3.3
4.1	Reference is made to Exhibits 3.1 through 3.2
4.2	Specimen Stock Certificate	S-1/A	333-56545	7/17/1998	4.3
4.3	Form of Warrant	8-K	000-24547	3/23/2012	4.1
10.1*	Form of Indemnity Agreement with each of our directors and executive officers	S-1	333-56545	6/10/1998	10.1
10.2*	1999 Equity Incentive Plan, as amended	10-K	000-24547	3/4/2011	10.2
10.3*	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Incentive Plan	10-K	000-24547	3/14/2006	10.3
10.4*	Forms of Stock Option Grant Notice, Stock Option Agreement and Stock Bonus Agreement under the Incentive Plan	10-Q	000-24547	8/14/2003	10.3
10.5*	1999 Non‑Employee Directors’ Stock Option Plan, as amended	10-K	000-24547	4/15/2005	10.4
10.6*	Employee Stock Purchase Plan, as amended	DEF 14A	000-24547	4/13/2011	—
10.7*	Form of Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan	10-K	000-24547	3/3/2010	10.7
10.8*	Milestone Equity Incentive Plan	10-Q	000-24547	5/14/2004	10.29
10.9*	2002 CEO Option Plan	8-K	000-24547	6/7/2002	99.2
10.10*	Retirement Agreement by and between Scientific Learning Corporation and Robert C. Bowen, effective as of January 1, 2010	10-K	000-24547	3/3/2010	10.14
			Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.11*	Independent Contractor Agreement by and between Scientific Learning Corporation and Robert C. Bowen, effective as of January 1, 2010	10-K	000-24547	3/3/2010	10.15
10.12*	Employment Offer Letter Agreement between the Company and Robert C. Bowen, effective July 8, 2012	8-K	000-24547	7/12/2012	10.3
10.13*	Employment Offer Letter Agreement between the Company and Jane Freeman dated July 12, 2012	8-K	000-24547	7/12/2012	10.4
10.14*	Offer of Employment Letter Agreement with D. Andrew Myers	8-K	000-24547	12/7/2007	10.1
10.15*	Letter Agreement with D. Andrew Myers amending the terms of his employment, dated December 15, 2008	8-K	000-24547	1/2/2009	10.1
10.16*	Separation Agreement between the Company and D. Andrew Myers dated July 12, 2012	8-K	000-24547	7/12/2012	10.1
10.17*	Consultant Agreement between the Company and D. Andrew Myers dated July 12, 2012	8-K	000-24547	7/12/2012	10.2
10.18*	Confidential Separation and Release Agreement, dated August 13, 2012, between the Registrant and Ronald K. Park	8-K	000-24547	8/15/2012	10.1
10.19*	Independent Contractor Agreement dated April l7, 2003 between the Registrant and Paula A. Tallal and Project Assignment there under dated December 17, 2004	8-K	000-24547	12/20/2004	99.1
10.20*	Independent Contractor Project Assignment between the Registrant and Paula A. Tallal effective January 1, 2012	10-K	000-24547	3/30/2012	10.17
10.21*	Independent Contractor Agreement dated July 25, 2007 between the Registrant and Michael A. Moses	8-K	000-24547	7/26/2007	10.2
			Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.22*	Independent Contractor Project Assignment between the Registrant and School Executive Consulting (for Michael Moses services) effective January 1, 2012.	10-K	000-24547	3/30/2012	10.20
10.23*	Independent Contractor Project Assignment between the Registrant and School Executive Consulting (for Michael Moses services) effective January 1, 2013.	—	—	—	—	X
10.24*	Independent Contractor Agreement dated February 1, 2011 between the Registrant and Shari Simon and Project Assignment there under dated February 24, 2011	10-K	000-24547	3/30/2012	10.21
10.25*	Independent Contractor Project Assignment between the Registrant and Shari Simon effective January 1, 2012	10-K	000-24547	3/30/2012	10.22
10.26*	2013 Management Incentive Plan	8-K	000-24547	2/26/2013	10.1
10.27*	2013 Profit Sharing Plan	—	—	—	—	X
10.28*	Change of Control Benefit Plan.	8-K	000-24547	5/21/2010	10.1
10.29	Securities Purchase Agreement, dated March 22, 2012, by and among the Registrant and the Investors (defined therein).	8-K	000-24547	3/23/2012	10.1
10.30	Amended and Restated Loan and Security Agreement dated as of February 9, 2012 by and between the Registrant and Comerica Bank	8-K	000-24547	2/16/2012	10.1
10.31	First Amendment dated June 11, 2012 to the Amended and Restated Loan and Security Agreement dated February 9, 2012 between the Company and Comerica Bank	8-K	000-24547	6/18/2012	10.1
			Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.32	Second Amendment dated August 14, 2012 to the Amended and Restated Loan and Security Agreement dated February 9, 2012 between the Company and Comerica Bank	10-Q	000-24547	8/14/2012	10.3
10.33	Loan and Security Agreement dated as of January 15, 2004 by and between the Registrant and Comerica Bank	8-K	000-24547	2/5/2004	99.1
10.34	First Amendment to Loan and Security Agreement, dated as of September 29, 2004, by and between Comerica Bank and the Registrant, amending the Loan and Security Agreement	10-K	000-24547	4/15/2005	10.3
10.35	Second Amendment to Loan and Security Agreement, dated as of December 2, 2005, by and between Comerica Bank and the Registrant, amending the Loan and Security Agreement	10-K	000-24547	3/14/2006	10.19
10.36	Third Amendment to Loan and Security Agreement, dated as of September 5, 2006, by and between Comerica Bank and the Registrant, amending the Loan and Security Agreement	10-K	000-24547	3/8/2007	10.2
10.37	Fourth Amendment to Loan and Security Agreement, dated as of June 5, 2007, by and between Comerica Bank and the Registrant, amending the Loan and Security Agreement	S-1/A	333-143093	7/16/2007	10.22
10.38	Fifth Amendment to Loan and Security Agreement, dated as of June 30, 2008, by and between Comerica Bank and the Registrant, amending the Loan and Security Agreement	10-Q	000-24547	8/6/2008	10.2
			Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.39	Sixth Amendment to Loan and Security Agreement, dated as of January 30, 2009, by and between Comerica Bank and the Registrant, amending the Loan and Security Agreement	8-K	000-24547	4/30/2009	10.1
10.40	Bilateral Extension Letter relating to Loan and Security Agreement, dated as of December 31, 2009, by and between Comerica Bank and the Registrant.	10-K	000-24547	3/3/2010	10.33
10.41†	Seventh Amendment to Loan and Security Agreement, dated as of February June 30, 2008, by and between Comerica Bank and the Registrant, including Prime Referenced Rate Addendum to Loan and Security Agreement, amending the Loan and Security Agreement	10-K	000-24547	3/3/2010	10.34
10.42	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California	S-1	333-56545	6/10/1998	10.13
10.43	Amendment No. 3 to Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California, amending the agreement	10-Q	000-24547	11/14/2003	10.36
10.44	Amendment No. 4 to Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California, amending the agreement	10-K	000-24547	3/8/2007	10.23
10.45	Amendment No. 5 to License Agreement of September 27, 1996 between the Regents of the University of California and Registrant, effective as of July 1, 2010	10-Q	000-24547	8/13/2010	10.2
10.44	Amendment No. 4 to Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California, amending the agreement	10-K	000-24547	3/8/2007	10.23
			Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.45	Amendment No. 5 to License Agreement of September 27, 1996 between the Regents of the University of California and Registrant, effective as of July 1, 2010	10-Q	000-24547	8/13/2010	10.2
10.46	Lease, dated as of October 1, 2003, with Rotunda Partners II	10-Q	000-24547	11/14/2003	10.37
10.47	Lease Extension and Modification Agreement by and between the Registrant and Rotunda Partners II, LLC, with a reference date of October 1, 2012.	8-K	000-24547	10/5/2012	10.1
10.48	First Amendment to Lease dated February 2008, between TriPointe Tucson, LLC and the Company	10-Q	000-24547	5/9/2008	10.3
10.49	Second Amendment dated June 5, 2012 to the Tri-Pointe Office Lease, dated April 5, 2006 by and between the Company and Tri-Pointe Tucson, LLC.	8-K	000-24547	6/22/2012	10.1
10.5	Technology Transfer Agreement dated as of September 30, 2003 by and between the Registrant and Neuroscience Solutions Corporation (now renamed Posit Science Corporation) or “NSC”	8-K	000-24547	10/1/2003	99.1
10.51	SLC License Agreement dated as of September 30, 2003 by and between the Registrant and NSC	8-K	000-24547	10/1/2003	99.2
10.52	NSC License Agreement dated as of September 30, 2003 by and between NSC and the Registrant	8-K	000-24547	10/1/2003	99.3
10.53	Amendment No. 1 to SLC License Agreement between Posit Science Corporation and Registrant, effective as of July 1, 2010	10-Q	000-24547	8/13/2010	10.3
10.54	Consent of UC Regents to Amendment No. 1 to SLC License Agreement, dated June 25, 2010	10-Q	000-24547	8/13/2010	10.4
			Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.55	Amendment No. 2 to SLC License Agreement between Posit Science Corporation and Registrant, effective as of July 1, 2010	10-Q	000-24547	8/13/2010	10.5
23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
31.1	Certification of Chief Executive Officer (Section 302)	—	—	—	—	X
31.2	Certification of Chief Financial Officer (Section 302)	—	—	—	—	X
32.1	Certification of Chief Executive Officer (Section 906)	—	—	—	—	X
32.2	Certification of Chief Financial Officer (Section 906)	—	—	—	—	X

†	Certain portions of this exhibit have been omitted based upon confidential treatment granted by the Securities and Exchange Commission for portions of the referenced exhibit.

*	Management contract or compensatory plan or arrangement.