Form 10-Q
period 2013-03-31
SCIENTIFIC LEARNING CORP
filed 2013-05-14
CIK 1042173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2013

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

As of May 9, 2013,  there were 23,578,752 shares of Common Stock outstanding.

PART I –  FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC LEARNING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$2,146	$2,272
Accounts receivable, net of allowance for doubtful accounts of $25 and $52, respectively	1,325	2,446
Prepaid expense and other current assets	1,183	1,484
Total current assets	4,654	6,202

Property and equipment, net	1,791	2,028
Goodwill	4,568	4,568
Other assets	291	260
Total assets	$11,304	$13,058

Liabilities and stockholders’ equity (net capital deficiency)
Current liabilities:
Accounts payable	$404	$715
Accrued liabilities	1,653	1,981
Loan payable	2,900	800
Deferred revenue, short-term	9,256	10,964
Total current liabilities	14,213	14,460
Deferred revenue, long-term	1,646	2,521
Warrant liability	754	534
Other liabilities	692	771
Total liabilities	17,305	18,286

Commitments and contingencies (see Note 8 to the condensed consolidated financial statements)

Stockholders' equity (net capital deficiency):
Common stock $0.001 par value: 40,000,000 authorized, 23,578,752 and 23,442,837 shares issued and outstanding, respectively, and additional paid-in capital	96,073	95,839
Accumulated deficit	(102,073)	(101,069)
Accumulated other comprehensive income (loss)	(1)	2
Total stockholders' equity (net capital deficiency)	(6,001)	(5,228)

Total liabilities and stockholder's equity (net capital deficiency)	$11,304	$13,058

See accompanying notes to unaudited condensed consolidated financial statements.

SCIENTIFIC LEARNING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Subscription	$1,564	$763
License	756	2,331
Service and support	3,158	3,992

Total revenues	5,478	7,086

Cost of revenues:
Cost of subscription	318	263
Cost of license	65	244
Cost of service and support	961	1,836

Total cost of revenues	1,344	2,343

Gross profit	4,134	4,743

Operating expenses:
Sales and marketing	2,430	4,889
Research and development	1,073	2,570
General and administrative	1,377	2,218

Total operating expenses	4,880	9,677

Operating loss	(746)	(4,934)

Interest and other income (expense), net	(244)	(59)

Loss before provision for income tax	(990)	(4,993)
Provision for income taxes	14	43

Net loss	$(1,004)	$(5,036)

Net loss per share:
Basic net loss per share	$(0.04)	$(0.26)
Diluted net loss per share	$(0.04)	$(0.26)

Weighted average shares used in computation of per share data:
Basic weighted average shares outstanding	23,546	19,157
Diluted weighted average shares outstanding	23,546	19,157

See accompanying notes to unaudited condensed consolidated financial statements.

SCIENTIFIC LEARNING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net loss	$(1,004)	$(5,036)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(1)	3

Comprehensive loss	$(1,005)	$(5,033)

See accompanying notes to unaudited condensed consolidated financial statements.

SCIENTIFIC LEARNING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2013	2012
Operating Activities:
Net loss	$(1,004)	$(5,036)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	388	614
Stock based compensation	233	263
Change in fair value of warrant	221	38
Changes in operating assets and liabilities:
Accounts receivable	1,121	2,217
Prepaid expenses and other current assets	300	(16)
Other assets	(60)	(32)
Accounts payable	(311)	568
Accrued liabilities	(330)	(101)
Deferred revenue	(2,582)	(2,463)
Other liabilities	(78)	(51)
Net cash used in operating activities	(2,102)	(3,999)

Investing Activities:
Purchases of property and equipment and additions to capitalized software, net	(123)	(249)
Net cash used in investing activities	(123)	(249)

Financing Activities:
Borrowings under bank line of credit	2,300	3,000
Repayment of borrowings under bank line of credit	(200)	(3,000)
Proceeds from exercise of options	-	1
Proceeds from issuance of common stock, net	-	6,511
Net cash paid for common stock issued	-	(14)
Net cash provided by financing activities	2,100	6,498

Effect of exchange rate changes on cash and cash equivalents	(1)	(1)

Increase (decrease) in cash and cash equivalents	(126)	2,249

Cash and cash equivalents at beginning of period	2,272	5,871

Cash and cash equivalents at end of period	$2,146	$8,120

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$2
Cash paid for interest	$23	$8

Non-cash financing activity
Issuance of common stock warrant in connection with common stock offering	$-	$2,368

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

Basis of Accounting and Liquidity

The Company’s cash and cash equivalents were $2.1 million at March 31, 2013, compared to cash and cash equivalents of $2.3 million at December 31, 2012.  In the first three months of 2013, we have used $2.1 million of cash in operations.

The Company expects to continue to fund its operations primarily from its current cash balances, cash borrowings available under its credit line from Comerica Bank (“Comerica”), and the issuance of subordinated debt and warrants that was completed on April 5, 2013.  This will require the Company to achieve certain level of booked sales, cash collections and expenses.  The Company’s ability to continue as a going concern is dependent upon many factors.  If the Company is unable to achieve the needed levels of booked sales and cash collections, it expects to further reduce expenses to ensure that it will have sufficient liquidity to continue to fund its operations through at least March 31, 2014.  Reducing expenses beyond the actions taken in the third quarter of 2012 could have a negative impact on the Company’s future growth potential.  In addition, the Company may be required to sell assets, issue additional equity securities or incur additional debt, and may need to obtain waivers or amendments from Comerica in the event the Company does not maintain compliance with its covenants. The Company may not be able to accomplish any of these alternatives.

As of April 5, 2013, the Company issued $4.6 million of subordinated debt securities and warrants to purchase an aggregate of 1,846,940 shares of the Company’s common stock, to a group of its current investors.  The subordinated note and warrant purchase agreement notes bear simple interest at a rate of 12% per annum.  From the issuance date through the first anniversary thereof, we will pay accrued and unpaid interest quarterly in arrears by increasing the principal amount of each note and thereafter will pay accrued and unpaid interest in cash in arrears on July 31, 2014, November 30, 2014 and the final payment date.  The notes mature on April 5, 2015.  The note and warrant purchase agreement contains customary affirmative and negative covenants, including notification and information covenants and covenants restricting the Company’s ability to merge or liquidate, incur debt, dispose of assets, incur liens, declare dividends or enter into transactions with affiliates.  The note and warrant purchase agreement also requires the Company to repay the notes upon the occurrence of a change of control (as defined in the note and warrant purchase agreement) at 101% of the principal amount thereof plus accrued and unpaid interest.

On April 5, 2013, we amended our credit line with Comerica, which has provided us with a line of credit since 2004. Our amended line of credit has an effective limit of $3.8 million, net of an outstanding letter of credit, and expires on March 31, 2014.

Borrowings under the amended line of credit are subject to reporting covenants requiring the provision of financial statements to Comerica and ongoing compliance with certain financial covenants.  As part of our recent amendment to the line of credit, we amended the financial covenants in order align them with our then current operating plan.  The amended covenants require us to maintain a specified minimum adjusted quick ratio, to achieve certain levels of booked sales and to maintain a cash balance of at least $1.0 million. The required levels for the adjusted quick ratio and booked sales vary over the term of the agreement and if we do not comply with the covenants, we risk being unable to borrow under the line of credit. Even if we remain in compliance, a provision in the line of credit entitles Comerica to prevent us from borrowing or request that any outstanding borrowings be repaid at any time, regardless of whether covenants are met.  As such, it is not certain that the Company will be able to utilize cash available under the line of credit.

As of March 31, 2013, we had $2.9 million outstanding on the line of credit and were in compliance with our line of credit covenants. During the months ending January 31, 2013 and February 28, 2013, we were not in compliance with our line of credit covenants. Comerica granted us waivers of the covenant violations for these periods.  However, there is no assurance that Comerica will grant us any waivers in the future should we again fail to meet any covenant.

Use of Estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent that there are material differences between these estimates and actual results, the Company’s consolidated financial statements could be affected.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in Shanghai, China and Puerto Rico.  All significant intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Information

The interim consolidated financial information as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 is unaudited, and includes all necessary adjustments, which consisted only of normal recurring adjustments, for a fair presentation of the Company’s financial position at such dates and the Company’s results of operations and cash flows for those periods. The balance sheet as of December 31, 2012 has been derived from audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In addition, the results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results for the entire year ending December 31, 2013, or for any other period.

These unaudited, condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto and Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

Software and Web Site Development Costs

The Company capitalizes certain software development costs incurred subsequent to the establishment of technological feasibility and amortizes those costs over the estimated lives of the related products. The annual amortization is computed using the straight-line method over the remaining estimated economic life of the product. Technological feasibility is established upon completion of a working model. In the three months ended March 31, 2013, the Company capitalized $30,000 of costs relating to new products that had reached technological feasibility. In the three months ended March 31, 2012, the Company capitalized $46,000 of costs relating to new products that had reached technological feasibility. For the three months ended March 31, 2013 and 2012, the Company recorded amortization expense of $28,000 and $39,000, respectively.

The Company also capitalizes costs related to internal use software and website application, infrastructure development and content development costs.  Costs related to preliminary project activities and post implementation activities were expensed as incurred.  Costs incurred during the application development stage are capitalized.  Internal-use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The capitalized costs are included in “Property and equipment” in the consolidated balance sheet. In each case the software or website is for internal needs, and the Company does not plan to market the software externally. For the three months ended March 31, 2013 and 2012, the Company capitalized approximately $71,000 and $100,000 of software and website development costs, respectively.  For the three months ended March 31, 2013 and 2012, the Company recorded amortization expense of $180,000 and $218,000, respectively.

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution of securities by adding common stock equivalents (computed using the treasury stock method) to the weighted-average number of common shares outstanding during the period, if dilutive. For the three months ended March 31, 2013, stock options and awards exercisable for 1.7 million shares of common stock along with common stock warrants exercisable for 2.5 million shares of common stock were excluded from the calculation of diluted net loss per share because their effect is anti-dilutive.

Recent Accounting Pronouncements

There are no material changes from the pronouncements disclosed in part II, Item 8 – “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2012.

2. Warrant Liability

In connection with the Company’s private common stock offering that closed on March 28, 2012, the Company issued warrants to purchase an aggregate of 2,505,852 shares of common stock.  The warrants have an exercise price of $1.82 per share and expire five years from the date of issuance. In addition, the warrants contain a cash settlement provision that may be triggered upon request by the warrant holders if the Company is acquired or a merger event, as defined by the warrant agreement, occurs.  Under the FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, an equity contract that can be settled in cash at the request of the holder must be classified as an asset or a liability. The accounting guidance also requires that the warrants be re-measured at fair value at each reporting date, with the change in fair value recorded in the Company’s condensed consolidated statement of operations. At March 31, 2013, the estimated fair value of the warrants was $0.8 million and is recorded as a liability on the Company’s condensed consolidated balance sheet. For the three months ended March 31, 2013, there was an increase of $0.2 million, to the warrant liability which was recorded as a net expense in interest and other income on the condensed consolidated statements of operations.  The fair value was estimated using the Black-Scholes-Merton option pricing model, which requires the input of highly subjective assumptions as determined by management. To the extent these assumptions change in future periods, the fair value of the common stock warrants may increase or decrease and the change in fair value will be recorded in our results of operations.  As of March 31, 2013, all common stock warrants were outstanding.

3. Fair Value Measurements

The Company generally invests its excess cash in money market funds.  Cash and cash equivalents represent highly liquid instruments with insignificant interest rate risk and original maturities of three months or less.

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

Cash equivalents consist of money market funds that have original maturities of 90 days or less.  These instruments are valued using quoted prices in active markets and as such are classified in Level 1 of the fair value hierarchy.  The Company has no Level 2 financial assets as of March 31, 2013.

At March 31, 2013, the Company had outstanding warrants to purchase shares of its common stock, which were issued on March 28, 2012.  The warrants are measured at fair value each reporting period and are classified as liabilities with a fair value of $0.8 million at March 31, 2013.  The warrants are valued using the Black-Scholes-Merton option pricing model using valuation assumptions determined by management and are classified as Level 3 in the Company’s fair value hierarchy.

As of March 31, 2013, the Company used the following assumptions when determining the fair value of the common stock warrants:

Expected life (in years)	4
Risk-free interest rate	0.57%
Dividend yield	0%
Expected volatility	72%

The Company assessed the sensitivity of the fair value of the warrants with respect to the assumptions above and noted that a change in the price of our common stock of 10% would affect the fair value of the warrants by 18% or $0.1 million.  A change in volatility of 10% would affect the fair value of the warrants by 16% or $0.1 million.

The following table summarizes the changes in fair value for the outstanding common stock warrants for the three months ended March 31, 2013  (in thousands):

Three Months Ended March 31, 2013
Balance at December 31, 2012	$534
Total change in fair value	$220
Balance at March 31, 2013	$754

The following table represents the fair value hierarchy for assets and liabilities, which are measured at fair value on a recurring basis as of March 31, 2013  (in thousands):

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market instruments	$649	$-	$-	$649
Liabilities:
Common stock warrants	$-	$-	$754	$754

4. Share-Based Compensation

The Company granted options to purchase 18,750 shares of common stock and restricted stock units for 90,595 shares of common stock during the three months ended March 31, 2013.  The Company granted options to purchase 57,000 shares of common stock and restricted stock units for 45,757 shares of common stock during the three months ended March 31, 2012.

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model with subjective assumptions, developed as follows:

Expected volatility – Based on the historical prices of common stock over the expected life of each option.

Expected life – Based on the history of option exercise and cancellation activity of the options.

Risk-free interest rate – Based on the U.S. Treasury yield curve in effect at the time of grants for periods corresponding with the expected life of the options.

Dividend yield – As the Company has not paid, nor does it currently plan to pay, dividends in the future, the assumed dividend yield is zero.

The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2013	2012
Expected life (in years)	5	5.5
Risk-free interest rate	0.76%	1%
Dividend yield	0%	0%
Expected volatility	75%	63%

5. Warranties and Indemnification

The Company generally provides a warranty that the Company’s software products will substantially operate as described in the manuals and guides that accompany the software for a period of 90 days. The warranty does not apply in the event of misuse, accident, and certain other circumstances. To date, the Company has not incurred any material costs associated with these warranties and has no accrual for such items at March 31, 2013.

From time to time, the Company enters into contracts that require the Company, upon the occurrence of certain contingencies, to indemnify parties against third party claims. These contingent obligations primarily relate to (i) claims against the Company’s customers for violation of third party intellectual property rights caused by the Company’s products; (ii) claims resulting from personal injury or property damage resulting from the Company’s activities or products; (iii) claims by the Company’s office lessor arising out of the use of the premises; and (iv) agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their activities on behalf of the Company. Because the obligated amounts for these types of agreements are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated. Additionally, the Company is not aware of any claims under such indemnification provisions.  Accordingly, no liabilities have been recorded for these obligations as of March 31, 2013.

6. Loan Payable

As of March 31, 2013, the Company had $2.9 million outstanding on the line of credit and was in compliance with its line of credit covenants.  However, during the months ending January 31, 2013 and February 28, 2013, the Company was not in compliance with its covenants. Comerica granted us waivers of the covenant violations for these periods.

On April 5, 2013, the Company entered into an amendment (the “Third Amendment”) to its amended and restated loan and security agreement, dated as of February 9, 2012 (as amended), by and between the Company and Comerica Bank.  The Third Amendment amends certain covenants, accounts for the transactions consummated under the Subordinated Note and Warrant Purchase Agreement (the “Purchase Agreement”) and provides a waiver for a covenant violation for the period ending February 28, 2013.  Under the terms of the Third Amendment, the line of credit was reduced to be a maximum borrowing of $3.8 million, net of an existing letter of credit and extended to March 31, 2014.  The financial covenants have been amended as follows: (1) amended the adjusted quick ratio requirement to varying levels, which range from 0.6:1.0 to 1.0:1.0, over the term of the agreement; (2) amended the booked sales to plan ratio covenant whereby the Company is required to maintain certain levels of booked sales on a three-month rolling basis over the term of the agreement; and (3) amended the minimum cash balance covenant whereby the Company is required to maintain a minimum cash balance of $1.0 million. Compliance with these covenants is required to be maintained on a monthly basis

7. Provision for Income Taxes

In the three months ended March 31, 2013 and 2012, the Company recorded income tax expense of  $14,000 and  $43,000, respectively. The tax expense for the three months ended March 31, 2013 and 2012 consists primarily of deferred tax expense relating to the amortization of acquired goodwill, current state tax expense and current foreign tax expense.

The Company has established and continues to maintain a full valuation allowance against its deferred tax assets as the Company does not believe that the realization of those assets is more likely than not.

At March 31, 2013, the Company has unrecognized tax benefits of approximately $2.7  million.    The Company does not have unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company does not believe there will be any material changes in the unrecognized tax positions over the next twelve months. Interest and penalty costs related to unrecognized tax benefits are insignificant and classified as a component of “Provision for income taxes” in the accompanying statements of operations. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Tax returns remain open to examination by the appropriate governmental agencies for tax years 2008 to 2012. The federal and state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. The Company is not currently under audit in any major tax jurisdiction.

8. Commitments and Contingencies

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates.

In addition, the Company leases certain equipment under capital lease arrangements that extend through 2014 for the amounts of $101,000 in 2013 and $25,000 in 2014. The Company also makes royalty payments to the institutions who participated in the original research that produced its initial products. The Company’s minimum royalty payments are $150,000 per year.

At March 31, 2013, the Company's future minimum lease payments and future payments under its royalty agreements are as follows (in thousands):

	Remaining 2013	2014	2015	2016	2017 and thereafter	Total
Contractual Obligations:
Lease obligations	$619	$670	$624	$229	$155	$2,298
Minimum royalty obligations	90	150	-	-	-	240

Total	$709	$820	$624	$229	$155	$2,538

9. Restructuring

During the third quarter of 2012, as part of the Company’s strategy to better align its costs and organizational structure with the current economic environment and reduce losses, the Company implemented two reductions in its workforce of approximately 30% in the aggregate compared to staff levels at the end of the second quarter of 2012.  Employees were notified in July and September 2012.

As a result, the Company recorded severance costs of $1.5 million, of which the Company paid $1.1 million during fiscal 2012.  As of March 31, 2013, $0.2 million of severance remains recorded within Accrued Liabilities.  A significant portion of this liability is related to severance payments for one officer that departed the Company in the third quarter of 2012, but is payable over an extended period of time.  This amount is expected to be fully paid by the first quarter of 2015.

Accrued costs are shown in the following table (in thousands):

Restructuring
Accrued at December 31, 2012	285
Charges	-
Cash payments	(91)
Adjustments	(3)
Accrued at March 31, 2013	191

10. Subsequent Events

On April 5, 2013, the Company entered into a Subordinated Note and Warrant Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company issued to the Purchasers subordinated notes in the aggregate principal amount of $4.6 million (the “Notes”) and warrants to purchase an aggregate of 1,846,940 shares of the Company’s common stock.  The Notes bear simple interest at a rate of 12% per annum.  From the issuance date through the first anniversary thereof, the Company will pay accrued and unpaid interest quarterly in arrears by increasing the principal amount of each Note and thereafter will pay accrued and unpaid interest in cash in arrears on July 31, 2014, November 30, 2014 and the final payment date.  The Notes mature on April 5, 2015 and include various affirmative and negative covenants, including restrictions on the ability of the Company and its subsidiaries to incur additional indebtedness.  The Company intends to use the proceeds of this issuance for the repayment of outstanding indebtedness, working capital and general corporate purposes.

The Company will be required to repay 101% of the aggregate principal amount the Notes if the Company consummates a Change of Control (as defined in the Purchase Agreement). Additionally, the principal balance of the Notes may become immediately due and payable upon an Event of Default (as defined in the Purchase Agreement). The Company may prepay the Notes in whole or in part at any time.  Upon any prepayment, the Company will be required to pay a prepayment premium equal to the net present value of future interest amounts that would have been due on such principal amount had interest accrued through the maturity date.

The Purchase Agreement also contains various representations and warranties and affirmative and negative covenants, including restrictions on the ability of the Company and its subsidiaries to incur additional indebtedness.

The Purchasers included Nantahala Capital Partners, Limited Partnership, Nantahala Capital Partners II, Limited Partnership, Blackwell Partners, LLC, Trigran Investments, L.P., Trigran Investments, L.P. II, RJ Partners LLC, Paula A. Tallal, Revocable Trust, Noel Moore, The Rodman W. Moorhead III Revocable Trust, Robert Bowen and Jane A. Freeman Living Trust.  Certain of the Purchasers are directors, officers or affiliates of the Company.

Warrants

In connection with the execution of the Purchase Agreement, on April 5, 2013, the Company issued to the Purchasers warrants to purchase an aggregate of 1,846,940 shares of common stock immediately exercisable at an exercise price initially equal to $1.03 per share (the “Warrants”). The number of shares of common stock into which the Warrants are exercisable and the exercise price will be adjusted to reflect any stock splits, payment of stock dividends, recapitalizations, reclassifications or other similar adjustments in the number of outstanding shares of common stock. The exercise price may also be adjusted to reflect certain dividends or other distributions, including distributions of stock or other securities, property or options by way of a dividend, spin off, reclassification, corporate rearrangement, and scheme of arrangement or similar transaction.

The exercise price may be paid, at the election of the holder, in cash or pursuant to certain cashless exercise provisions. In connection with certain Merger Events (as defined in the Warrants), the holder may have the option to receive, in exchange for the Warrant, cash in an amount equal to the Black-Scholes-Merton value of the Warrant (as defined in the Warrants).

Registration Rights Agreement

In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement with the Purchasers (the “Registration Rights Agreement”) obligating the Company to register for resale the shares of Common Stock issuable upon the exercise of the Warrants on a registration statement on Form S-3 to be filed with the Securities and Exchange Commission within 45 days after the date that a request is received from holders holding a majority of Registrable Securities (as defined in the Registration Rights Agreement). The Registration Rights Agreement will terminate on April 5, 2021.

Security Agreement

In connection with the Purchase Agreement, the Company entered into a Security Agreement with the Purchasers (the “Security Agreement”) pursuant to which, as security for the Company’s repayment of its obligations under the Notes, the Company granted to the Purchasers a security interest in substantially all of its property and interests in property, except as otherwise limited in the Security Agreement.  The security interest of the Purchasers is subordinate to the security interest of Comerica.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This report contains forward-looking statements. Forward-looking statements are not historical facts but rather are based on current expectations about our business and industry, as well as our beliefs and assumptions. Words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” and variations and negatives of these words and similar expressions are used to identify forward-looking statements. Statements regarding our expectations for our future business results and financial position, our business strategies and objectives, and trends in our market are forward-looking statements. Forward-looking statements are not guarantees of future performance or events, and are subject to risks, uncertainties and other factors, many of which are beyond our control and some of which we may not even be presently aware. As a result, our future results and other future events or trends may differ materially from those anticipated in our forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, the risks and uncertainties discussed in this Management’s Discussion and in the Risk Factors section of our most recent Report on Form 10-K as amended by the Risk Factors sections  contained in this Report on Form 10-Q. We also refer you to the risk factors that are or may be discussed from time to time in our public announcements and filings with the Securities and Exchange Commission, or the SEC, including our future Forms 8-K, 10-Q and 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

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

In 2011, we began to transition to a software as a service (SaaS) model. Our easy-to-use and easy-to-access web-based platforms are able to effectively deliver individualized learning opportunities to a large number of students simultaneously. Our Fast ForWord and Reading Assistant educational software products are now available on our browser-based SciLEARN Enterprise software platform and our on-demand platform MySciLEARN On Demand. The SciLEARN Enterprise and MySciLEARN platforms meet the needs of institution and district-wide installations by providing scalability, remote access, centralized reporting, asynchronous online professional development, and ease of administration for multiple campuses.  As of March 31, 2013, we had 136 full-time equivalent employees, compared to 231 at March 31, 2012.

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

States provide school districts with the majority of their funding, and those funds are also sometimes used to purchase our products.  Additionally, federal education funds are a critical resource in helping school districts address the needs of the most challenged learners.  We believe that a significant proportion of our sales are funded by federal sources, particularly Title I and IDEA (Individuals with Disabilities Education Act) grants.  With respect to these sources, the National Education Association estimates that the federal sequestration that went into effect on March 1, 2013 will reduce Title I funding by $740 million and IDEA special education funding by $645 million in the 2013-14 school year, but it is not yet clear what level of impact this will have on our sales.

We experienced a decline in revenue and booked sales in the first three months of 2013compared to 2012, which we believe resulted from continued budget pressures on schools, lower number of sales employees compared to the first quarter of 2012 and two large transactions in the first quarter of 2012 that did not repeat in the same magnitude in 2013.  According to the Center on Budget and

Policy Priorities, in the 2012-2013 school year, elementary and high schools in approximately half of the states are receiving less state funding than in the prior school year, and in approximately 35 states school funding now stands below 2008 levels.

Despite the recent attention school districts have paid to balancing their budgets, we believe our solutions will remain well-positioned for federal Title I, IDEA and competitive funding opportunities such as Race to the Top and School Improvement Grants, to the extent they continue to be funded, due to the continued emphasis on achievement mandates and education reform.

Company Highlights

Our total revenue decreased by 23% during the three months ended March 31, 2013, compared to the same period in 2012. Our total booked sales decreased 37% during the three months ended March 31, 2013, compared to the same period in 2012.   Booked sales are not a generally accepted accounting principles (“GAAP”) financial measure. (For more explanation on booked sales, see the discussion below.)

K-12 booked sales decreased by 41% to $1.9 million in the three months ended March 31, 2013 compared to the same period of 2012.  Non-school booked sales, including private practice, international, direct to consumer, virtual schools and OEM customers, decreased by 28%  to  $1.0 million during the three months ended March 31, 2013 compared to the same period in 2012.  We believe that the decline in booked sales reflects two large transactions in the first quarter of 2012 that did not repeat at the same size in the first quarter of 2013, continued budget pressures on schools as well as a decrease in the number of salespeople compared to the first quarter of 2012.

The weak environment and concerns about federal funding has also resulted in a lower average transaction value in 2013.  In the first three months of 2013, we closed 4 transactions in excess of $100,000, compared to 5 transactions for the same period in 2012.  Over time, we believe our On Demand MySciLEARN platform will enable us to significantly increase the number of smaller, more predictable transactions and recurring revenue.

Cost of revenues decreased 43% in the three months ended March 31, 2013, compared to 2012, primarily due to reduced headcount as a result of our fiscal year 2012 restructuring, resulting in lower revenue, lower royalties and lower amortization.

Operating expenses decreased by 50% in the three months ended March 31, 2013, compared to 2012, which is due primarily to a reduction in headcount compared to the same period in 2012.  As of March 31, 2013, we had 136 full-time equivalent employees, compared to 231 at March 31, 2012.  The decrease is also due to lower sales commissions, bonus accruals, consulting, audit and tax related expenses and other expense reductions.

Consolidated Results of Operations

Revenues

The following table sets forth information relating to our revenues (dollar amounts in thousands):

	Three Months Ended March 31,		2013-2012
	2013	2012	% Change
Subscription	$1,564	$763	105%
License	756	2,331	(68)%
Service and support	3,158	3,992	(21)%

Total revenues	$5,478	$7,086	(23)%

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

For the three months ended March 31, 2013,  total revenue decreased by $1.6 million or 23% compared to the same period in 2012.  Booked sales decreased by $1.7 million or 37%, for the three months ended March 31, 2013 compared to the same period in 2012.  For the three months ended March 31, 2013, subscription revenue increased by $0.8 million or 105% as we increased the number of subscription customers on our MySciLEARN platform, compared to the same period in 2012.  Our K-12 transaction count decreased 24% in first three months of 2013 compared to 2012.  License revenue declined $1.6 million or 68%  for the three months ended March 31, 2013, compared to the same period in 2012, primarily due to the decline in booked sales and a smaller portion of customers purchasing perpetual licenses. Service and Support revenue declined $0.8 million or 21% for the three months ended March 31, 2013, compared to the same period in 2012 as we delivered fewer on-site training days compared to 2012.

We continue to focus on increasing the percentage of recurring, predictable revenue. In late 2010, we released the first version of our new SciLEARN platform, SciLEARN Enterprise, an on-premise solution that permits large customers to host our solutions on-premise and deploy from their own central server out to multiple school sites. In the second quarter of 2011, we released the second version of our SciLEARN platform, MySciLEARN On-Demand, which gives our customers the option to access our solutions online, via the SciLEARN platform hosted by us. As of March 31, 2013, the total number of active school sites increased 6% to 3,478 with 79% of those sites using the MySciLEARN On-Demand version of Fast ForWord and/ or Reading Assistant. Over time, we expect that the MySciLEARN platform will increase the portion of our revenue that is recurring. We also expect that MySciLEARN, together with new per student pricing options we introduced in the second quarter of 2011 and changes in our business model, will increase our volume of smaller transactions, shorten sales cycles, and increase our ability to drive predictable, recurring revenue.

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

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the three months ended March 31, 2013 and 2012 (dollar amounts in thousands):

	Three Months Ended March 31,		2013-2012
	2013	2012	% Change
Total deferred revenue beginning of period	$13,484	$17,322	(22)%
Booked sales	2,897	4,615	(37)%
Less: revenue recognized	(5,478)	(7,086)	(23)%
Adjustments	(1)	8	(113)%

Total deferred revenue end of period	$10,902	$14,859	(27)%

For the three months ended March 31, 2013 and 2012, booked sales declined 37% to $2.9 million,  compared to $4.6 million respectively. Booked sales is primarily composed of sales to the K-12 sector which decreased by 41% to $1.9 million in the three months ended March 31, 2013, compared to $3.3 million in the three months ended March 31, 2012.  We believe that the decline in booked sales reflects two large transactions in the first quarter of 2012 that did not repeat at the same size in the first quarter of 2013, continued budget pressures on schools as well as a decrease in the number of salespeople compared to the first quarter of 2012.

Booked sales to the K-12 sector were 67% and 71% of total booked sales for the three months ended March 31, 2013 and 2012, respectively.

For the three months ended March 31, 2013 and 2012, booked sales to non-school customers declined 28% to $1.0 million, compared to $1.3 million, respectively, primarily due to a change in contract terms with some of our international VARs.

Historically, large booked sales, which we define as transactions totaling more than $100,000, have been an important indicator of mainstream education industry acceptance and an important factor in reaching our goal of increasing sales force productivity. For the three months ended March 31, 2013, we closed 4 transactions in excess of $100,000 compared to 5 in the three months ended March 31, 2012.  School districts continue to struggle with current and anticipated budget shortfalls, making it especially difficult to close large deals in our pipeline. Large booked sales include volume and negotiated discounts but the percentage discount applicable to any given transaction will vary and the relative percentage of large booked sales and smaller booked sales in a given quarter may fluctuate.  GAAP requires us to allocate discounts disproportionately to product licenses compared to service and support fees for non-subscription orders and accordingly, our product license revenues are disproportionately smaller than the related product booked sales. We cannot predict the size and number of large transactions in the future. MySciLEARN, together with new per student pricing options we introduced in the second quarter of 2011 and changes in our business model, are designed to decrease our dependence on large transactions by increasing our volume of smaller transactions and shortening sales cycles.

We continue to focus on increasing the percentage of subscription sales. In the three months ended March 31, 2013, subscription booked sales represented 44% of total booked sales compared to 28% of total booked sales for the three months ended March 31, 2012. The following table sets forth information relating to our subscription booked sales (dollar amounts in thousands):

	Three Months Ended March 31,		2013-2012
	2013	2012	% Change
Subscription booked sales	$1,263	$1,272	(1)%
Non-subscription booked sales	1,634	3,343	(51)%

Total booked sales	$2,897	$4,615	(37)%

Subscription booked sales as a % of total booked sales	44%	28%
Non-subscription booked sales as a % of total booked sales	56%	72%

Non-subscription booked sales represents the sale of licenses, services and support for perpetual licenses and On  Premise products.

Although the current economic and financial conditions, the expiration of federal stimulus funding and federal, state and local budget pressures create an uncertain funding environment for our customers, we remain optimistic about our growth prospects in the K-12 and non-school markets. However, achieving our growth objectives will depend on increasing customer acceptance of our products, which requires us to continue to focus on improving our products’ ease of use, their fit with school requirements, and our connection with classroom teachers and administrators.  Our K-12 growth prospects are also influenced by factors outside our control, including general economic conditions and the overall level, certainty and allocation of state, local and federal funding.  As a result of the federal sequestration that went into effect on March 1, 2013, it is expected that funding for federal education programs will be cut by approximately 5.1% across-the-board unless Congress passes retroactive legislation reversing the impact of sequestration. The National Education Association estimates that these cuts will reduce Title I funding by $740 million and IDEA special education funding by $645 million in the 2013-14 school year.  While federal funding for education remains significant, the current level of federal spending and the federal deficit are likely to put continued pressure on all areas in the federal budget, which could result in further cuts.  States continue to experience severe budget pressure from the adverse conditions in the job, housing and credit markets although the outlook is improving.  These conditions may continue to impact state education spending.

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

Gross Profit and Cost of Revenues

The following table sets forth information relating to our gross profit (dollar amounts in thousands):

	Three Months Ended March 31,		2013-2012
	2013	2012	% Change
Gross profit on subscriptions	$1,246	$500	149%
Gross profit on licenses	691	2,087	(67)%
Gross profit on service and support	2,197	2,156	2%

Total gross profit	$4,134	$4,743	(13)%

Gross profit margin on subscriptions	80%	66%	14%
Gross profit margin on licenses	91%	90%	2%
Gross profit margin on service and support	70%	54%	16%

Total gross profit margin	75%	67%	9%

The overall gross profit margin increased by 9%  for the three months ended March 31, 2013 compared to the same period in 2012, due primarily to improved margins in all three of our product areas, as a result of a 50% reduction in service and support headcount, lower royalties, reduced on-site training days and related travel expense, and lower amortization of intangibles.

Gross profit on subscriptions increased by 149% in the three months ended March 31, 2013 compared to the same period in 2012, commensurate with the 105% increase in subscription revenue and slower growth of SaaS infrastructure expenses.

Gross profit on licenses decreased by 67% in the three months ended March 31, 2013 compared to the same period in 2012, commensurate with 68% decrease in license revenue and associated lower royalties and lower amortization of intangibles.

Gross profit on service and support increased by 2% in the three months ended March 31, 2013,  compared to the same periods in 2012, primarily due to a higher mix of support revenue as we delivered fewer on-site training days and associated lower travel related expenses, and a 50% reduction of service and support headcount as a result of our restructuring activities taken during the third quarter of 2012.

Operating Expenses

The following table sets forth information relating to our expenses (dollar amounts in thousands):

	Three Months Ended March 31,		2013-2012
	2013	2012	% Change
Sales and marketing	$2,430	$4,889	(50)%
Research and development	1,073	2,570	(58)%
General and administrative	1,377	2,218	(38)%

Total operating expenses	$4,880	$9,677	(50)%

Sales and Marketing Expenses: Sales and marketing expenses consist principally of salaries and incentive compensation paid to employees engaged in sales and marketing activities, travel costs, tradeshows, conferences, and marketing and promotional materials. Sales and marketing decreased $2.5 million, for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to a reduction in headcount and lower commissions. At March 31, 2013, we had 32 quota-bearing sales personnel compared to 50 at March 31, 2012.

Research and Development Expenses: Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs. Research and development expenses decreased $1.5 million in the three months ended March 31, 2013 compared to the same period in 2012 primarily due to a reduction in headcount and lower spending on development as the second version of our On Demand offering was released early in 2012.

General and Administrative Expenses:  General and administrative expenses principally consist of salaries and compensation paid to our executives, accounting staff and other support personnel, as well as travel expenses for these employees, and outside legal and accounting fees. General and administrative expenses decreased $0.8 million for the three months ended March 31, 2013,  compared to the same periods in 2012.  The decrease is primarily due to a reduction of headcount and lower spending in consulting and overall lower stock compensation expense compared to the same period as 2012.

Other Income and Expenses

The following table sets forth information relating to our interest and other income and expenses (in thousands):

	Three Months Ended March 31,		2013-2012
	2013	2012	% Change
Change in fair value of warrants	$(221)	$(38)	482%
Interest and other income (expense), net	(23)	(21)	10%
Total interest and other income (expense), net	$(244)	$(59)	314%

The change in the fair value of the warrants relates to the change in fair value of our common stock warrants which were issued on March 28, 2012. The fair value was estimated using the Black-Scholes-Merton option pricing model, which requires the input of highly subjective assumptions as determined by the Company’s management. To the extent these assumptions change in future periods, the fair value of the common stock warrants may increase or decrease and the change in fair value will be recorded in our results of operations.  The increase in the fair value of the warrants during the three months ended March 31, 2013 is primarily due to the increase in the Company’s stock price over that time period.

Interest and other income (expense) includes foreign exchange gains and losses as well as interest paid on amounts borrowed.

Provision for Income Taxes

In the three months ended March 31, 2013, we recorded income tax expense of $14,000. The tax expense for the three months ended March 31, 2013 consists primarily of deferred tax expense relating to the amortization of acquired goodwill, current state tax expense and current foreign tax expense.  The decrease in tax expense between 2013 and 2012 is due to lower forecasted effective tax rate for 2013 than 2012 and a discrete benefit related to prior year taxes.

In the three months ended March 31, 2012, we recorded income tax expense of $43,000. The tax expense for the three months ended March 31, 2012 consists primarily of deferred tax expense relating to the amortization of acquired goodwill, state tax expense and foreign tax expense.

The Company has established and continues to maintain a full valuation allowance against its deferred tax assets as the Company does not believe that realization of those assets is more likely than not. There was no change in our valuation allowance for the three months ended March 31, 2013.

Our effective tax rate was (1.27)% for the three months ended March 31, 2013 compared to (0.9)% for the three months ended March 31, 2012.

Liquidity and Capital Resources

Our cash and cash equivalents were $2.1 million at March 31, 2013, compared to $2.3 million at December 31, 2012.

During the next twelve months, we expect to continue to fund our operations primarily from our current cash balances, cash borrowings available under our credit line from Comerica and the subordinated debt financing completed on April 5, 2013.

Accomplishing this, however, will require us to achieve certain levels of booked sales and cash collections consistent with 2012 and maintain lower expenses. We cannot, however, be certain that we will achieve our forecasted booked sales or cash collections.  If we are unable to achieve the needed levels of booked sales and cash collections, we expect to further reduce our expenses to ensure that we have sufficient liquidity to continue our operations through at least March 31, 2014.  Reducing expenses beyond the actions we took in the third quarter of 2012 could have a negative impact on our future growth potential.  In addition, we may be required to sell assets, issue additional equity securities or incur additional debt, and we may need to obtain waivers or amendments from Comerica in the event we do not comply with our covenants. We may not be able to accomplish any of these alternatives. In addition, our line of credit agreement with Comerica enables Comerica to prevent us from borrowing or request that any outstanding borrowings be repaid at any time, regardless of whether covenants are met.  As such, it is not certain that we will be able to utilize cash available under the line of credit.

Historically, we have used more cash in our operations during the first half of the year and have improved cash from operations in the second half.  This pattern results largely from our seasonally low sales in the first and fourth calendar quarters, which reflects our industry pattern, and the time needed to collect on sales made towards the end of the second quarter.   We expect that this pattern will continue, and that we will continue to use cash in operations over the remainder of the first half of 2013.

As of April 5, 2013, we issued $4.6 million of subordinated debt securities and warrants to purchase an aggregate of 1,846,940 shares of the Company’s common stock, immediately exercisable at an exercise price initially equal to $1.03 per share, to a group of its current investors.  The subordinated note and warrant purchase agreement notes bear simple interest at a rate of 12% per annum.  From the issuance date through the first anniversary thereof, we will pay accrued and unpaid interest quarterly in arrears by increasing the principal amount of each note and thereafter will pay accrued and unpaid interest in cash in arrears on July 31, 2014, November 30, 2014 and the final payment date.  The notes mature on April 5, 2015.    The note and warrant purchase agreement contains customary affirmative and negative covenants, including notification and information covenants and covenants restricting the Company’s ability to merge or liquidate, incur debt, dispose of assets, incur liens, declare dividends or enter into transactions with affiliates.  The note and warrant purchase agreement also requires the Company to repay the notes upon the occurrence of a change of control (as defined in the note and warrant purchase agreement) at 101% of the principal amount thereof plus accrued and unpaid interest.

On April 5, 2013, we amended our credit line with Comerica, which has provided us with a line of credit since 2004. Our amended line of credit has an effective limit of $3.8 million, net of an outstanding letter of credit, and expires on March 31, 2014.

Borrowings under the amended line of credit bear an interest rate at Prime plus 1.25% and are subject to reporting covenants requiring the provision of financial statements to Comerica and ongoing compliance with certain financial covenants.  As part of our recent amendment to the line of credit, we amended the financial covenants in order align them with our then current operating plan.

The amended covenants require us to maintain a specified minimum adjusted quick ratio, to achieve certain levels of booked sales and to maintain a cash balance of at least $1.0 million. The required levels for the adjusted quick ratio and booked sales vary over the term of the agreement and if we do not comply with the covenants, we risk being unable to borrow under the line of credit. Even if we remain in compliance, a provision in the line of credit entitles Comerica to prevent us from borrowing or request that any outstanding borrowings be repaid at any time, regardless of whether covenants are me.

As of March 31, 2013, we had $2.9 million outstanding on the line of credit and were in compliance with our line of credit covenants. During the months ending January 31, 2013 and February 28, 2013, we were not in compliance with our line of credit covenants. Comerica granted us waivers of the covenant violations for these periods.  However, there is no assurance that Comerica will grant us any waivers in the future should we again fail to meet any covenant.

We have used cash from operations of $2.1 million in the three months ended March 31, 2013, a decrease from $4.0 million in the same period of 2012. Our cash used in operations has decreased primarily due to reduced headcount and related operating expenses as a result of the restructuring completed in 2012.

Net cash used in investing activities for the three months ended March 31, 2013 was $0.1 million compared to net cash used in investing activities of $0.2 million for the same period of 2012. The decrease in investing activities is primarily due to a reduction in capitalized software related to product development.

Net cash provided by financing activities for the three months ended March 31, 2013, was $2.1 million and was primarily due to net borrowings on our line of credit. Net cash provided by financing activities generated $6.5 million for the three months ended March 31, 2012 resulting from the $6.5 million proceeds from the issuance of common stock as part of our private offering in March 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations and Commitments

There have been no material changes during the period covered by this report, outside of the ordinary course of our business, to the contractual obligations specified in the table disclosed in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

As discussed in our most recent Report on Form 10-K, the estimates, assumptions and judgments pertaining to revenue recognition, allowance for doubtful accounts, goodwill, income taxes, stock-based compensation and the capitalization of software development costs and website development costs, long lived assets and warrant liability are the most critical assumptions to understand in order to evaluate our reported financial results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price. We had no investments subject to market risk at March 31, 2013.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. All of our cash and cash equivalents are held with Comerica Bank in either our money market or operating account. Declines in interest rates, however, will reduce future interest income. During the three months ended March 31, 2013, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income.

As of March 31, 2013, our total debt was comprised of borrowing of approximately $2.1 million under our revolving line of credit agreement with Comerica. During the three months ended March 31, 2013, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest expense or existing principle balance.

Foreign currency exchange risk

Our sales contracts are primarily denominated in U.S. dollars and, therefore, the majority of our revenues are not subject to foreign currency risk. We are directly exposed to changes in foreign exchange rates to the extent such changes affect our expenses related to our foreign assets and liabilities. Our only exposure in regard to our foreign assets and liabilities is with our Chinese subsidiary whose functional currency is the Chinese Renminbi. For the three months ended March 31, 2013 and 2012, our foreign currency exchange risk was not material and we do not expect it to become material in the next twelve months.

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

As required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, and concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as noted below, there are no material changes from the risk factors previously disclosed in Part I, Item 1A - “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012, and such risk factors are incorporated herein by reference.

Our cash flow is highly variable and may not be sufficient to meet all of our objectives. As of March 31, 2013, we needed additional financing in order to continue our operations.  The funds we raised may not be adequate.

Our cash and cash equivalents were $2.1 million at March 31, 2013, compared to cash and cash equivalents of $2.3 million at December 31, 2012. On April 5, 2013, we entered into a subordinated note and warrant purchase agreement with certain of our existing shareholders for an aggregate principal amount of $4.6 million to provide us additional working capital. We have used cash from operations of $10.5 million, $7.2 million and $4.2 million in the years ended December 31, 2012, 2011 and 2010, respectively. In the first three months of 2013, we used $2.1 million of cash in operations.  Our existing cash and cash equivalents, expected cash flow from operations and the funding availability from our line of credit, may not provide sufficient liquidity to fund our operations and capital expenditures for the next 12 months. As such, there is uncertainty about our ability to continue as a going concern. In addition, our predecessor independent registered public accounting firm concluded that there was substantial doubt about our ability to continue as a going concern.  Accordingly, it included an explanatory paragraph to that effect in its report on our December 31, 2012 consolidated financial statements.

On April 5, 2013, we amended our credit line with Comerica, which has provided us with a line of credit since 2004. Our amended line of credit has an effective limit of $3.8 million, net of an outstanding letter of credit, and expires on March 31, 2014.

Borrowings under the amended line of credit are subject to reporting covenants requiring the provision of financial statements to Comerica and ongoing compliance with certain financial covenants.  As part of our recent amendment to the line of credit, we amended the financial covenants in order align them with our then current operating plan.  The amended covenants require us to maintain a specified minimum adjusted quick ratio, to achieve certain levels of booked sales and to maintain a cash balance of at least $1.0 million. The required levels for the adjusted quick ratio and booked sales vary over the term of the agreement.  If we do not comply with the covenants, we risk being unable to borrow under the line of credit. Even if we remain in compliance, a provision in the line of credit entitles Comerica to prevent us from borrowing or request that any outstanding borrowings be repaid at any time, regardless of whether the covenants are met.

The notes from the April 5, 2013 subordinated note and warrant purchase agreement bear simple interest at a rate of 12% per annum.  From the issuance date through the first anniversary thereof, we will pay accrued and unpaid interest quarterly in arrears by increasing the principal amount of each note and thereafter will pay accrued and unpaid interest in cash in arrears on July 31, 2014, November 30, 2014 and the final payment date.  The notes mature on April 5, 2015.    The note and warrant purchase agreement contains customary affirmative and negative covenants, including notification and information covenants and covenants restricting the Company’s ability to merge or liquidate, incur debt, dispose of assets, incur liens, declare dividends or enter into transactions with affiliates.  The note and warrant purchase agreement also requires the Company to repay the notes upon the occurrence of a change of control (as defined in the note and warrant purchase agreement) at 101% of the principal amount thereof plus accrued and unpaid interest.

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

As of March 31, 2013, we had $2.9 million outstanding on the line of credit and were in compliance with our line of credit covenants. During the months ending January 31, 2013 and February 28, 2013, we were not in compliance with our line of credit covenants. Comerica granted us waivers of the covenant violations for these periods.  However, there is no assurance that Comerica will grant us any waivers in the future should we again fail to meet any covenant.

Our ability to meet our liquidity needs depends on our ability to achieve certain levels of booked sales and cash collections, or to reduce operating expenses. If we are unable to achieve the levels required by our Comerica line of credit covenants, or are unable to obtain waivers or amendments from Comerica and the holders of the subordinate notes in the event we do not comply with our covenants, we may be unable to borrow any additional amounts under the line of credit or otherwise and we may be required to immediately repay any amounts then outstanding.  We may have insufficient cash to enable us to make such repayments or otherwise satisfy our liquidity needs, which could force us to obtain additional debt or equity financing from other sources, to further reduce expenses, or to sell assets. Reducing our expenses could adversely affect our operations. We cannot assure you that we will be able to secure additional debt or equity financing or sell assets on acceptable terms, if at all, and failure to do so could cause us to cease operations. In addition, raising additional equity financing could result in substantial dilution of our current equity holders and in the net tangible book value per share of such holdings.

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

Historically, renewals of support and maintenance, while important have been a relatively small proportion of our business.  Going forward, as we move to more of a subscription based SaaS business, renewing business from our existing customers is expected to become a higher proportion of our business.  If we are unable to maintain high renewal rates,  we will need to add significantly more new business and our revenue will likely continue to decline and our financial condition, results of operations, and cash flows would be adversely affected.

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

Dated: May 14, 2013

Scientific Learning Corporation (Registrant)
/s/ Jane A. Freeman
Jane A. Freeman Chief Financial Officer

Exhibit Index

Exhibit Number	Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
4.1	Form of Warrant	—	—	—	—	X
10.1	Third Amendment, dated April 5, 2013, to the Amended and Restated Loan and Security Agreement, dated February 9, 2012, between the Company and Comerica Bank	—	—	—	—	X
10.2	Subordinated Note and Warrant Purchase Agreement, dated as of April 5, 2013, between the Company and certain Purchasers (as defined therein)	—	—	—	—	X
10.3	Registration Rights Agreement, dated as of April 5, 2013, among the Company and the Purchasers party to the Subordinated Note and Warrant Purchase Agreement, dated concurrently therewith	—	—	—	—	X
10.4	Security Agreement, dated as of April 5, 2013, by the Company in favor of the Purchasers party to the Subordinated Note and Warrant Purchase Agreement, dated concurrently therewith	—	—	—	—	X
31.1	Certification of Chief Executive Officer (Section 302)	—	—	—	—	X
31.2	Certification of Chief Financial Officer (Section 302)	—	—	—	—	X
32.1	Certification of Chief Executive Officer (Section 906)	—	—	—	—	X
32.2	Certification of Chief Financial Officer (Section 906)	—	—	—	—	X

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