Form 10-Q
period 2013-09-30
SCIENTIFIC LEARNING CORP
filed 2013-11-13
CIK 1042173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

As of November 6, 2013, there were 23,737,580 shares of Common Stock outstanding.

PART I –  FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC LEARNING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$2,887	$2,272
Accounts receivable, net of allowance for doubtful accounts of $49 and $52, respectively	2,751	2,446
Prepaid expense and other current assets	762	1,484
Total current assets	6,400	6,202

Property and equipment, net	1,227	2,028
Goodwill	4,568	4,568
Other assets	1,048	260
Total assets	$13,243	$13,058

Liabilities and stockholders’ equity (net capital deficiency)
Current liabilities:
Accounts payable	$216	$715
Accrued liabilities	1,849	1,981
Loan payable	-	800
Deferred revenue, short-term	10,634	10,964
Total current liabilities	12,699	14,460
Deferred revenue, long-term	1,203	2,521
Long-term debt	4,368	-
Warrant liability	852	534
Other liabilities	700	771
Total liabilities	19,822	18,286

Commitments and contingencies (see Note 8 to the condensed consolidated financial statements)

Stockholders' equity (net capital deficiency):
Common stock $0.001 par value: 40,000,000 authorized, 23,738,516 and 23,442,837 shares issued and outstanding, respectively, and additional paid-in capital	96,481	95,839
Accumulated deficit	(103,059)	(101,069)
Accumulated other comprehensive income (loss)	(1)	2
Total stockholders' equity (net capital deficiency)	(6,579)	(5,228)

Total liabilities and stockholders' equity (net capital deficiency)	$13,243	$13,058

See accompanying notes to unaudited condensed consolidated financial statements.

SCIENTIFIC LEARNING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Subscription	$1,686	$1,200	$4,909	$2,884
License	1,057	2,018	2,472	6,918
Service and support	2,477	3,610	8,647	11,260

Total revenues	5,220	6,828	16,028	21,062

Cost of revenues:
Cost of subscription	315	288	931	793
Cost of license	64	236	200	735
Cost of service and support	794	1,322	2,619	4,752

Total cost of revenues	1,173	1,846	3,750	6,280

Gross profit	4,047	4,982	12,278	14,782

Operating expenses:
Sales and marketing	2,297	3,367	6,938	12,634
Research and development	959	1,395	2,966	5,898
General and administrative	1,487	1,948	4,150	6,137
Restructuring	-	1,462	-	1,462

Total operating expenses	4,743	8,172	14,054	26,131

Operating loss	(696)	(3,190)	(1,776)	(11,349)

Interest and other income (expense), net	(209)	1,030	(140)	1,095

Loss before provision for income tax	(905)	(2,160)	(1,916)	(10,254)
Provision for income taxes	27	86	74	169

Net loss	$(932)	$(2,246)	$(1,990)	$(10,423)

Net loss per share:
Basic net loss per share	$(0.04)	$(0.10)	$(0.08)	$(0.48)
Diluted net loss per share	$(0.04)	$(0.10)	$(0.08)	$(0.48)

Weighted average shares used in computation of per share data:
Basic weighted average shares outstanding	23,739	23,368	23,633	21,933
Diluted weighted average shares outstanding	23,739	23,368	23,633	21,933

See accompanying notes to unaudited condensed consolidated financial statements.

SCIENTIFIC LEARNING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net loss	$(932)	$(2,246)	$(1,990)	$(10,423)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	5	-	(3)	-
Comprehensive loss	$(927)	$(2,246)	$(1,993)	$(10,423)

See accompanying notes to unaudited condensed consolidated financial statements.

SCIENTIFIC LEARNING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine Months Ended September 30,
	2013	2012
Operating Activities:
Net loss	$(1,990)	$(10,423)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,021	1,866
Investment impairment charge	-	200
Fixed asset impairment charge	32	-
Stock-based compensation expense	607	615
Paid-in-kind interest expense	277	-
Amortization of debt discount and deferred debt issuance cost	219	-
Decrease in fair value of warrant	(380)	(1,356)
Changes in operating assets and liabilities:
Accounts receivable	(305)	(177)
Prepaid expenses and other current assets	722	889
Other assets	(770)	25
Accounts payable	(499)	(374)
Accrued liabilities	(132)	(364)
Deferred revenue	(1,648)	(1,582)
Other liabilities	(71)	(126)
Net cash used in operating activities	(2,917)	(10,807)

Investing Activities:
Purchases of property and equipment and additions to capitalized software	(182)	(476)
Net cash used in investing activities	(182)	(476)

Financing Activities:
Borrowings under bank line of credit	2,300	7,897
Repayment of borrowings under bank line of credit	(3,100)	(6,500)
Proceeds from exercise of options	37	152
Proceeds from issuance of common stock, net	-	6,512
Proceeds from issuance of subordinated debt	4,600	-
Debt issuance cost	(118)	-
Net cash paid for common stock issued	(2)	(32)
Net cash provided by financing activities	3,717	8,029

Effect of exchange rate changes on cash and cash equivalents	(3)	-

Increase (decrease) in cash and cash equivalents	615	(3,254)

Cash and cash equivalents at beginning of period	2,272	5,871

Cash and cash equivalents at end of period	$2,887	$2,617

Supplemental disclosure of cash flow information
Cash paid for income taxes	$8	$32
Cash paid for interest	$27	$48

Non-cash financing activity
Issuance of common stock warrants in connection with common stock offering	$-	$2,368
Issuance of common stock warrants in connection with subordinated debt financing	$698	$-

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

Basis of Accounting and Liquidity

The Company’s cash and cash equivalents were $2.9 million at September 30, 2013, compared to cash and cash equivalents of $2.3 million at December 31, 2012.  In the first nine months of 2013, we have used $2.9 million of cash in operations.

The Company expects to continue to fund its operations primarily from its current cash balances and the issuance of subordinated debt and warrants that was completed on April 5, 2013.  The Company is also exploring opportunities to monetize a portion of its patent portfolio through sales or licenses of some of its patents, though it may not be successful in doing so.  This will require the Company to achieve certain level of booked sales, cash collections and expenses.  The Company’s ability to continue as a going concern is dependent upon many factors.  If the Company is unable to achieve the needed levels of booked sales and cash collections, it expects to further reduce expenses to ensure that it will have sufficient liquidity to continue to fund its operations through at least September 30, 2014.  Reducing expenses substantially below current levels could have a negative impact on the Company’s future growth potential.  In addition, the Company may be required to sell assets, issue additional equity securities or incur additional debt.  The Company may not be able to accomplish any of these alternatives.

On April 5, 2013, the Company issued $4.6 million of subordinated debt securities and warrants to purchase an aggregate of 1,846,940 shares of the Company’s common stock to a group of its current investors.  The notes issued pursuant to the subordinated note and warrant purchase agreement bear simple interest at a rate of 12% per annum.  From the issuance date through the first anniversary thereof, the Company will pay accrued and unpaid interest quarterly in arrears by increasing the principal amount of each note and thereafter will pay accrued and unpaid interest in cash in arrears on July 31, 2014, November 30, 2014 and April 5, 2015.  The notes mature on April 5, 2015.  The note and warrant purchase agreements contain customary affirmative and negative covenants, including notification and information covenants and covenants restricting the Company’s ability to merge or liquidate, incur debt, dispose of assets, incur liens, declare dividends or enter into transactions with affiliates.  The note and warrant purchase agreements also require the Company to repay the notes upon the occurrence of a change of control (as defined in the note and warrant purchase agreement) at 101% of the principal amount thereof plus accrued and unpaid interest.

On August 9, 2013, the Company amended its credit line with Comerica. The Company’s amended line of credit has an effective limit of $4 million.  In the amendment, Comerica agreed to waive past covenant violations and agreed not to measure compliance with the minimum bookings covenant until such time as the Company seeks to borrow against the line of credit. The amendment also requires that certain financial covenants be renegotiated prior to the Company borrowing against the line of credit.  The Company currently intends to extend its line of credit beyond March 2014 and renegotiate its financial covenants.  There is no assurance that the Company would be able to successfully do so.

As of September 30, 2013,  the Company had no borrowings outstanding on the line of credit.  During the months ending January 31, 2013, February 28, 2013, May 31, 2013 and June 30, 2013 the Company was not in compliance with its line of credit covenants.  Comerica granted the Company waivers of the covenant violations for these periods.  Under the terms of the August 9, 2013 amendment to the line of credit, Comerica is not currently measuring the Company’s compliance with the minimum bookings covenants.    As of September 30, 2013, the Company is in compliance with the covenants that are being measured by Comerica.

Use of Estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent that there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements could be affected.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in Shanghai, China and Puerto Rico.  All significant intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Information

The interim consolidated financial information as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 is unaudited, and includes all necessary adjustments, which consisted only of normal recurring adjustments, for a fair presentation of the Company’s financial position at such dates and the Company’s results of operations and cash flows for those periods. The balance sheet as of December 31, 2012 has been derived from audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In addition, the results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the entire year ending December 31, 2013, or for any other period.

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

Cash Pledge

As of September 30, 2013, the Company pledged cash collateral in the amount of $150,000, which relates to a letter of credit issued to American Express Corporation.  This pledge is part of the 4th amendment of the Company’s line of credit with Comerica signed on August 9, 2013.  See Note 6.

Software and Web Site Development Costs

The Company capitalizes certain software development costs incurred subsequent to the establishment of technological feasibility and amortizes those costs over the estimated lives of the related products. The annual amortization is computed using the straight-line method over the remaining estimated economic life of the product. Technological feasibility is established upon completion of a working model.  In the three months ended September 30, 2013, the Company did not capitalize any costs relating to new products that had reached technological feasibility.  In the nine months ended September 30, 2013, the Company capitalized $30,000 of costs relating to new products that had reached technological feasibility.  In the three and nine months ended September 30, 2012, the Company capitalized zero and $56,000 of costs relating to new products that had reached technological feasibility, respectively.  For the three and nine months ended September 30, 2013, the Company recorded amortization expense of $12,000 and $70,000, respectively.  For the three and nine months ended September 30, 2012, the Company recorded amortization expense of $44,000 and $127,000, respectively.

The Company also capitalizes costs related to internal use software and website application, infrastructure development and content development costs.  Costs related to preliminary project activities and post implementation activities are expensed as incurred.  Costs incurred during the application development stage are capitalized.  Internal-use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The capitalized costs are included in “Property and equipment” in the condensed consolidated balance sheet. In each case the software or website is for internal needs, and the Company does not plan to market the software externally. For the three and nine months ended September 30, 2013, the Company capitalized approximately $14,000 and $156,000 of software and website development costs, respectively.  For the three and nine months ended September 30, 2012, the Company capitalized approximately $10,000 and $317,000 of software and website development costs, respectively.  For the three and nine months ended September 30, 2013, the Company recorded amortization expense of $175,000 and $519,000,  respectively.  For the three and nine months ended September 30, 2012, the Company recorded amortization expense of $235,000 and $682,000, respectively.

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution of securities by adding common stock equivalents (computed using the treasury stock method) to the weighted-average number of common shares outstanding during the period, if dilutive. For the three and nine months ended September 30, 2013, stock options and awards exercisable for 2.2 million and 2.0 million shares of common stock along with common stock warrants exercisable for 4.4 million shares of common stock were excluded from the calculation of diluted net loss per share because their effect is anti-dilutive.

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

At September 30, 2013, the estimated fair value of the PIPE warrants was approximately $444,000 and is recorded as a liability on the Company’s condensed consolidated balance sheet.  For the three and nine months ended September 30, 2013, there was a decrease of approximately $20,000 and $90,000, respectively, to the warrant liability which was recorded as income, in interest and other income on the condensed consolidated statements of operations.

On April 5, 2013, the initial estimated fair value of the Sub-debt warrants was approximately $698,000.  At September 30, 2013, the estimated fair value of the Sub-debt warrants was approximately $408,000 and is recorded as a liability on the Company’s condensed consolidated balance sheet.  For the three and nine months ended September 30, 2013, there was a decrease of approximately $22,000 and $290,000, respectively, to the warrant liability which was recorded as income, in interest and other income on the condensed consolidated statements of operations.

The fair value was estimated using the Black-Scholes-Merton option pricing model, which requires the input of highly subjective assumptions as determined by management. To the extent these assumptions change in future periods, the fair value of the common stock warrants may increase or decrease and the change in fair value will be recorded in our results of operations.  As of September 30, 2013, all common stock warrants were outstanding.

3. Fair Value Measurements

The Company generally invests its excess cash in money market funds.  Cash and cash equivalents represent highly liquid instruments with insignificant interest rate risk and original maturities of three months or less.

FASB prescribes a three-tier fair value hierarchy, categorizing the inputs used to measure fair value.  The hierarchy can be described as follows: Level 1- observable inputs such as quoted prices in active markets; Level 2- inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3- unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Cash equivalents consist of money market funds that have original maturities of 90 days or less.  These instruments are valued using quoted prices in active markets and as such are classified in Level 1 of the fair value hierarchy.  The Company has no Level 2 financial assets as of September 30, 2013.

At September 30, 2013, the Company had outstanding warrants to purchase shares of its common stock, which were issued on March 28, 2012 and April 5, 2013.  The warrants are measured at fair value each reporting period and are classified as liabilities with a fair value of $0.9 million at September 30, 2013.  The warrants are valued using the Black-Scholes-Merton option pricing model using valuation assumptions determined by management and are classified as Level 3 in the Company’s fair value hierarchy.

As of September 30, 2013, the Company used the following assumptions when determining the fair value of the PIPE warrants:

Expected life (in years)	3.5
Risk-free interest rate	0.82%
Dividend yield	0%
Expected volatility	95%

The Company assessed the sensitivity of the fair value of the PIPE warrants with respect to the assumptions above and noted that a change in the price of our common stock of 10% would affect the fair value of the warrants by 16% or $70,000.  A change in volatility of 10% would affect the fair value of the warrants by 18% or $80,000.

As of September 30, 2013, the Company used the following assumptions when determining the fair value of the Sub-debt warrants:

Expected life (in years)	2.6
Risk-free interest rate	0.48%
Dividend yield	0%
Expected volatility	109%

The Company assessed the sensitivity of the fair value of the Sub-debt warrants with respect to the assumptions above and noted that a change in the price of our common stock of 10% would affect the fair value of the warrants by 15% or $70,000.  A change in volatility of 10% would affect the fair value of the warrants by 14% or $60,000.

The following table summarizes the changes in fair value for all outstanding common stock warrants for the nine months ended September 30, 2013  (in thousands):

Nine Months Ended September 30, 2013
Balance at December 31, 2012	$534
Issuance of warrants with subordinated debt financing	698
Total change in fair value	(380)
Balance at September 30, 2013	$852

The following table represents the fair value hierarchy for assets and liabilities, which are measured at fair value on a recurring basis as of September 30, 2013  (in thousands):

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market instruments	$650	$-	$-	$650
Liabilities:
Common stock warrants	$-	$-	$852	$852

4.  Stock-Based Compensation

The Company did not grant any options to purchase shares of common stock during the three months ended September 30, 2013.  The Company granted 143,333 restricted stock units during the three months ended September 30, 2013.  The Company granted options to purchase 96,000 shares of common stock and no restricted stock units during the three months ended September 30, 2012. The Company granted options to purchase 583,750 shares of common stock and 268,928 restricted stock units during the nine months ended September 30, 2013.  The Company granted options to purchase 278,000 shares of common stock and 113,257 restricted stock units during the nine months ended September 30, 2012.

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

Dividend yield – As the Company has not paid, nor does it currently plan to pay, dividends in the future, the assumed dividend yield is zero.

The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Expected life (in years)	n/a	5.5	5.5	5.5
Risk-free interest rate	n/a	0.8%	0.9%	1.0%
Dividend yield	n/a	0%	0%	0%
Expected volatility	n/a	63%	74%	63%

5. Warranties and Indemnification

The Company generally provides a warranty that the Company’s software products will substantially operate as described in the manuals and guides that accompany the software for a period of 90 days. The warranty does not apply in the event of misuse, accident, and certain other circumstances. To date, the Company has not incurred any material costs associated with these warranties and has no accrual for such items at September 30, 2013.

From time to time, the Company enters into contracts that require the Company, upon the occurrence of certain contingencies, to indemnify parties against third party claims. These contingent obligations primarily relate to (i) claims against the Company’s customers for violation of third party intellectual property rights caused by the Company’s products; (ii) claims resulting from personal injury or property damage resulting from the Company’s activities or products; (iii) claims by the Company’s office lessor arising out of the use of the premises; and (iv) agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their activities on behalf of the Company. Because the obligated amounts for these types of agreements are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated. Additionally, the Company is not aware of any claims under such indemnification provisions.  Accordingly, no liabilities have been recorded for these obligations as of September 30, 2013.

6. Loan Payable

As of September 30, 2013, the Company had no borrowings outstanding on the line of credit.    However, during the months ending January 31, 2013, February 28, 2013, May 31, 2013 and June 30, 2013, the Company was not in compliance with its covenants.  Comerica granted the Company waivers of the covenant violations for these periods.

On August 9, 2013,  the Company entered into an amendment (the “Fourth Amendment”) to its amended and restated loan and security agreement, dated as of February 9, 2012 (as amended), by and between the Company and Comerica Bank.    In the Fourth Amendment, Comerica agreed to waive past covenant violations and agreed not to measure compliance with the minimum bookings covenant until such time as the Company seeks to borrow against the line of credit. As of September 30, 2013, the Company was in compliance with the covenants that are being measured by Comerica.    The Fourth Amendment also requires that the financial covenants be renegotiated prior to the Company borrowing against the line of credit.  The Company currently intends to extend its line of credit beyond March 2014 and renegotiate its financial covenants.  There is no assurance that the Company would be able to successfully do so.

7. Provision for Income Taxes

In the three and nine months ended September 30, 2013, the Company recorded income tax expense of  $27,000 and  $74,000, respectively. In the three and nine months ended September 30, 2012 the Company recorded income tax expense of $86,000 and $169,000, respectively.  The tax expense for the three and nine months ended September 30, 2013 and 2012 consists primarily of deferred tax expense relating to the amortization of acquired goodwill, current state tax expense and current foreign tax expense.

The Company has established and continues to maintain a full valuation allowance against its deferred tax assets as the Company does not believe that the realization of those assets is more likely than not.

At September 30, 2013, the Company has unrecognized tax benefits of approximately $2.7 million.    The Company does not have unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company does not believe there will be any material changes in the unrecognized tax positions over the next twelve months. Interest and penalty costs related to unrecognized tax benefits are insignificant and classified as a component of “Provision for income taxes” in the accompanying statements of operations. The Company files income tax returns in the U.S. federal jurisdiction,  various state jurisdictions including Puerto Rico, and China. Tax returns remain open to examination by the appropriate governmental agencies for tax years 2008 to 2012. The federal and state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. The Company is not currently under audit in any major tax jurisdiction.

8. Commitments and Contingencies

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates.

In addition, the Company leases certain equipment under capital lease arrangements that extends through 2014 for the amounts of $101,000 in 2013 and $25,000 in 2014. The Company also makes royalty payments to the institutions who participated in the original research that produced its initial products. The Company’s minimum royalty payments are $150,000 per year.

At September 30, 2013, the Company's future minimum lease payments and future payments under its royalty agreements are as follows (in thousands):

	Remaining 2013	2014	2015	2016	2017 and thereafter	Total
Contractual Obligations:
Lease obligations	$197	$670	$624	$229	$155	$1,875
Minimum royalty obligations	-	150	-	-	-	150

Total	$197	$820	$624	$229	$155	$2,025

9. Restructuring

During the third quarter of 2012, as part of the Company’s strategy to better align its costs and organizational structure with the current economic environment and reduce losses, the Company implemented two reductions in its workforce totaling 30% compared to staff levels at the end of the second quarter of 2012.  Employees were notified in July and September 2012.

As a result, the Company recorded severance costs of $1.5 million, of which the Company paid $1.1 million during fiscal 2012.  As of September 30, 2013,  $0.1 million of severance remains recorded within Accrued Liabilities and Other Liabilities.  A significant portion of this liability is related to severance payments for one officer that departed the Company in the third quarter of 2012, but is payable over an extended period of time.  This amount is expected to be fully paid by the first quarter of 2015.

Accrued costs are shown in the following table (in thousands):

As of September 30, 2013
Accrued at December 31, 2012	$285
Charges	-
Cash payments	(141)
Adjustments	(21)
Accrued at September 30, 2013	$123

10.  Long-term debt

On April 5, 2013, the Company issued $4.6 million of subordinated debt securities and warrants to purchase an aggregate of 1,846,940 shares of the Company’s common stock, to a group of its current investors.  The notes issued pursuant to the subordinated note and warrant purchase agreement bear simple interest at a rate of 12% per annum.  From the issuance date through the first anniversary thereof, the Company will pay accrued and unpaid interest quarterly in arrears by increasing the principal amount of each note (“PIK Interest”) and thereafter will pay accrued and unpaid interest in cash in arrears on July 31, 2014, November 30, 2014 and the final payment date.  The notes mature on April 5, 2015.  The note and warrant purchase agreement contains customary affirmative and negative covenants, including notification and information covenants and covenants restricting the Company’s ability to merge or liquidate, incur debt, dispose of assets, incur liens, declare dividends or enter into transactions with affiliates.  As of September 30, 2013, the Company was in compliance with all covenants related to the subordinated debt.  The note and warrant purchase agreement also requires the Company to repay the notes upon the occurrence of a change of control (as defined in the note and warrant purchase agreement) at 101% of the principal amount thereof plus accrued and unpaid interest.

The total value allocated to the warrants was approximately $698,000 and was recorded as a debt discount against the proceeds of the notes and will be amortized to interest expense over term of the notes.  See Note 2.  The aggregate debt issuance costs associated with the subordinated debt financing were $118,000, which are comprised of outside legal costs. These costs have been capitalized as debt issuance costs, included in Other Assets and will be amortized as interest expense over the life of the notes.    For the three and nine months ended September 30, 2013, the Company recorded amortization expense of $15,000 and $30,000, respectively.

At September 30, 2013, the Company's subordinated notes payable is made up of the following (in thousands):

As of September 30, 2013
Subordinated notes payable	$4,600
Deferred debt discount	(509)
Accrued PIK interest	277
Long-term debt	$4,368

11.

11.  Subsequent Events

On November 5, 2013, Company Management committed to a plan to discontinue the Company’s development operations in China.  The effected plan will include a reduction in the Company’s workforce intended to improve the efficiency of its development operations, better align its costs and organization structure with the current economic environment and improve its profitability.  The Company notified the employees affected by the workforce reduction on November 5, 2013.  The Company expects to complete the exit plan by June 30, 2014.  The Company estimates that the costs incurred in connection with the exit activity will be approximately $200,000 to $250,000, which consists of estimated severance costs, contract termination costs and legal fees expected to be expensed in the fourth quarter of 2013.  Substantially all of that charge will result in cash expenditures.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This report contains forward-looking statements. Forward-looking statements are not historical facts but rather are based on current expectations about our business and industry, as well as our beliefs and assumptions. Words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” and variations and negatives of these words and similar expressions are used to identify forward-looking statements. Statements regarding our expectations for our future business results and financial position, our business strategies and objectives, and trends in our market are forward-looking statements. Forward-looking statements are not guarantees of future performance or events, and are subject to risks, uncertainties and other factors, many of which are beyond our control and some of which we may not even be presently aware. As a result, our future results and other future events or trends may differ materially from those anticipated in our forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, the risks and uncertainties discussed in this Management’s Discussion and in the Risk Factors section of our most recent Annual Report on Form 10-K as amended by the Risk Factors sections  contained in our Reports on Form 10-Q filed subsequent to the Annual Report on Form 10-K. We also refer you to the risk factors that are or may be discussed from time to time in our public announcements and filings with the Securities and Exchange Commission, or the SEC, including our future Forms 8-K, 10-Q and 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

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

In 2011, we began to transition to a software as a service (SaaS) model. Our easy-to-use and easy-to-access web-based platforms are able to effectively deliver individualized learning opportunities to a large number of students simultaneously. Our Fast ForWord and Reading Assistant educational software products are now available on our browser-based SciLEARN Enterprise software platform and our on-demand platform MySciLEARN. The SciLEARN Enterprise and MySciLEARN platforms meet the needs of institution and district-wide installations by providing scalability, remote access, centralized reporting, asynchronous online professional development, and ease of administration for multiple campuses.  As of September 30, 2013, we had 136 full-time employees, compared to 146 at September 30, 2012.

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

States provide school districts with the majority of their funding, and those funds are also sometimes used to purchase our products.  Additionally, federal education funds are critical resources in helping school districts address the needs of the most challenged learners.  We believe that a significant proportion of our sales are funded by federal sources, particularly Title I and IDEA (Individuals with Disabilities Education Act) grants.  With respect to these sources, the National Education Association estimates that the federal sequestration that went into effect on March 1, 2013 will reduce Title I funding by $740 million and IDEA special education funding by $645 million in the 2013-14 school year.  We believe this has had a negative impact on our sales.

We experienced a decline in revenue and booked sales in the first nine months of 2013 compared to 2012, which we believe resulted from continued budget pressures on schools as well as a  lower number of sales employees compared to the same period of 2012.  According to the Center on Budget and Policy Priorities, in the 2012-2013 school year, elementary and high schools in approximately half of the states received less state funding than in the prior school year, and in approximately 35 states school funding now stands below 2008 levels.  We have seen improved state level funding for the 2013-14 school year which should help offset the reduction in federal funding.

Despite the recent attention school districts have paid to balancing their budgets, we believe our solutions will remain well-positioned for federal Title I, IDEA and competitive funding opportunities such as Race to the Top and School Improvement Grants, to the extent they continue to be funded, due to the continued emphasis on achievement mandates and education reform.

Company Highlights

Our total revenue decreased by 24% and 24% during the three and nine months ended September 30, 2013, respectively, compared to the same period in 2012. Our total booked sales decreased 7% and 26% during the three and nine months ended September 30, 2013, respectively, compared to the same period in 2012.  Booked sales are not a generally accepted accounting principles (“GAAP”) financial measure. (For more explanation on booked sales, see the discussion below.)

K-12 booked sales decreased by 7% and 28% to $6.4 million and $11.6 million in the three and nine months ended September 30, 2013,  respectively, compared to the same period of 2012.  Non-K-12 booked sales, including private practice, international, direct to consumer, virtual schools and OEM customers, decreased by 7%  and 15%  to  $0.7 million and $2.8 million during the three and nine months ended September 30, 2013, respectively, compared to the same period in 2012.  We believe that the decline in booked sales reflects continued budget pressures on schools.

The weak environment and concerns about federal funding has also resulted in a lower average transaction value in 2013.  In the first nine months of 2013, we closed 15 transactions in excess of $100,000, compared to 21 transactions for the same period in 2012.  Over time, our goal is to significantly increase the number of smaller, more predictable transactions and recurring revenue.

Cost of revenues decreased 36%  and 40%  in the three and nine months ended September 30, 2013,  respectively, compared to 2012, primarily due to reduced headcount as a result of our fiscal year 2012 restructuring and lower levels of on-site training.  In addition, we have completed the amortization of purchased software and have lower royalty payments.

Operating expenses decreased by 42% and 46%  in the three and nine months ended September 30, 2013, respectively, compared to 2012, which is due primarily to a reduction in headcount compared to the same period in 2012.  As of September 30, 2013, we had 136 full-time employees, compared to 146 at September 30, 2012.  The decrease is also due to lower sales commissions, bonus accruals, consulting, audit and tax related expenses and other expense reductions.

As a result of these expense reductions, we have reduced our operating loss for the three months ended September 30, 2013 to $0.7 million  from $3.2 million for the three months ended September 30, 2012 and we have reduced our operating loss for the nine months ended September 30, 2013 to $1.8 million compared to an operating loss of $11.3 million for the nine months ended September 30, 2012.

On November 5, 2013, Company Management committed to a plan to discontinue the Company’s development operations in China.  The effected plan will include a reduction in the Company’s workforce intended to improve the efficiency of its development operations, better align its costs and organization structure with the current economic environment and improve its profitability.  The Company notified the employees affected by the workforce reduction on November 5, 2013.  The Company expects to complete the exit plan by June 30, 2014.  The Company estimates that the costs incurred in connection with the exit activity will be approximately $200,000 to $250,000, which consists of estimated severance costs, contract termination costs and legal fees expected to be expensed in the fourth quarter of 2013.  Substantially all of that charge will result in cash expenditures.

Consolidated Results of Operations

Revenues

The following table sets forth information relating to our revenues (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Subscription	$1,686	$1,200	41%	$4,909	$2,884	70%
License	1,057	2,018	(48)%	2,472	6,918	(64)%
Service and support	2,477	3,610	(31)%	8,647	11,260	(23)%

Total revenues	$5,220	$6,828	(24)%	$16,028	$21,062	(24)%

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

For the three and nine months ended September 30, 2013,  total revenue decreased by $1.6 million and $5.0 million or 24% and 24%,  respectively, compared to the same period in 2012.  Booked sales decreased by $0.5 million and $5.1  million or 7% and 26%, for the three and nine months ended September 30, 2013,  respectively, compared to the same period in 2012.  For the three and nine months ended September 30, 2013, subscription revenue increased by $0.5 million and $2.0 million or 41%  and 70%,  respectively, compared to the same period in 2012, as we increased the number of subscription customers on our MySciLEARN platform.    License revenue declined $1.0 million and $4.4 million or 48% and 64% for the three and nine months ended September 30, 2013,  respectively, compared to the same period in 2012,  primarily due to the decline in booked sales and a smaller portion of customers purchasing perpetual licenses. Service and support revenue declined $1.1 million and $2.6 million or 31% and 23%  for the three and nine months ended September 30, 2013,  respectively, compared to the same period in 2012, primarily because we delivered fewer on-site training days compared to 2012.

We continue to focus on increasing the percentage of recurring, predictable revenue.    In the second quarter of 2011, we launched SciLEARN On Demand, a fully cloud-based platform.  Hosted off-site by Scientific Learning, SciLEARN On Demand allowed anytime, anywhere access to our Fast ForWord products. In the first quarter of 2012, SciLEARN On Demand was re-branded as MySciLEARN with the introduction of additional services and capabilities that were added to the original SciLEARN On Demand environment to provide a more complete learning and management platform for our customers. In the second quarter of 2012, we released Reading Assistant on the MySciLEARN platform.  As of September 30, 2013, the total number of active schools was 3,188 with 87% of those sites using the MySciLEARN version of Fast ForWord and/or Reading Assistant. Over time, we expect that the MySciLEARN platform will increase the portion of our revenue that is recurring. We also expect that MySciLEARN, together with the new per student pricing options we introduced in the second quarter of 2011 and changes in our business model, will increase our volume of smaller transactions, shorten sales cycles, and increase our ability to drive predictable, recurring revenue.

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

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue for the three and nine months ended September 30, 2013 and 2012 (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Total deferred revenue beginning of period	$9,868	$14,833	(33)%	$13,485	$17,322	(22)%
Booked sales	7,191	7,737	(7)%	14,383	19,480	(26)%
Less: revenue recognized	(5,220)	(6,828)	(24)%	(16,028)	(21,062)	(24)%
Adjustments	(2)	(2)	0%	(3)	-	100%

Total deferred revenue end of period	$11,837	$15,740	(25)%	$11,837	$15,740	(25)%

For the three months ended September 30, 2013 and 2012, booked sales declined 7% to $7.2 million,  compared to $7.7 million. For the nine months ended September 30, 2013 and 2012 booked sales declined 26% to $14.4 million, compared to $19.5 million.    Booked sales are primarily composed of sales to the K-12 sector which decreased by 7% and 28% to $6.4 million and $11.6 million for the three and nine months ended September 30, 2013,  respectively, compared to $6.9 million and $16.2 million in the three and nine months ended September 30, 2012,  respectively.  We believe that the decline in booked sales reflects continued budget pressures on schools.

Booked sales to the K-12 sector were 90% of total booked sales for both the three months ended September 30, 2013 and 2012. Booked sales to the K-12 sector were 80% and 83% of total booked sales for the nine months ended September 30, 2013 and 2012, respectively.

For the three months ended September 30, 2013 and 2012, booked sales to non-K-12 customers declined 7% to $0.7 million, compared to $0.8 million, respectively.  For the nine months ended September 30, 2013 and 2012, booked sales to non-K-12 customers declined 15% to $2.8 million compared to $3.3 million,  respectively.  Growth in our consumer and international business was more than offset by declines in private practice and our OEM and virtual school activity.

Historically, large booked sales, which we define as transactions totaling more than $100,000, have been an important indicator of mainstream education industry acceptance and an important factor in reaching our goal of increasing sales force productivity. For the three and nine months ended September 30, 2013,  we closed 8 and 15 transactions,  respectively, in excess of $100,000 compared to 8 and 21 in the three and nine months ended September 30, 2012,  respectively.  School districts continue to struggle with current and anticipated budget shortfalls, making it especially difficult to close large deals in our pipeline. Large booked sales include volume and negotiated discounts but the percentage discount applicable to any given transaction will vary and the relative percentage of large booked sales and smaller booked sales in a given quarter may fluctuate.  GAAP requires us to allocate discounts disproportionately to product licenses compared to service and support fees for non-subscription orders and accordingly, our product license revenues are disproportionately smaller than the related product booked sales. We cannot predict the size and number of large transactions in the future. MySciLEARN, together with new per student pricing options we introduced in the second quarter of 2011 and changes in our business model, are designed to decrease our dependence on large transactions by increasing our volume of smaller transactions and shortening sales cycles.

We continue to focus on increasing the percentage of subscription sales. In the three and nine months ended September 30, 2013, subscription booked sales represented 25%  and 37%,  respectively, of total booked sales compared to 22%  and 26%  of total booked sales for the three and nine months ended September 30, 2012,  respectively.

The following table sets forth information relating to our subscription booked sales (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Subscription booked sales	$1,830	$1,691	8%	$5,274	$5,021	5%
Non-subscription booked sales	5,361	6,046	(11)%	9,109	14,459	(37)%

Total booked sales	$7,191	$7,737	(7)%	$14,383	$19,480	(26)%

Subscription booked sales as a % of total booked sales	25%	22%		37%	26%
Non-subscription booked sales as a % of total booked sales	75%	78%		63%	74%

Non-subscription booked sales represents the sale of licenses, services and support for perpetual licenses and On  Premise products.

Although the current economic and financial conditions, the expiration of federal stimulus funding and federal, state and local budget pressures all create an uncertain funding environment for our customers, we remain optimistic about our growth prospects in the K-12 and non-K-12 markets. However, achieving our growth objectives will depend on increasing customer acceptance of our products, which requires us to continue to focus on improving our products’ ease of use, their fit with school requirements, and our connection with classroom teachers and administrators.  Our K-12 growth prospects are also influenced by factors outside our control, including general economic conditions and the overall level, certainty and allocation of state, local and federal funding.  As a result of the federal sequestration that went into effect on March 1, 2013, it is expected that funding for federal education programs will be cut by approximately 5.1% across-the-board unless Congress passes retroactive legislation reversing the impact of sequestration. The National Education Association estimates that these cuts will reduce Title I funding by $740 million and IDEA special education funding by $645 million in the 2013-14 school year.    While federal funding for education remains significant, the current level of federal spending and the federal deficit are likely to put continued pressure on all areas in the federal budget, which could result in further cuts.  States continue to experience severe budget pressure from the adverse conditions in the job, housing and credit markets although the outlook is improving.  These conditions may continue to impact state education spending.

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

Gross Profit and Cost of Revenues

The following table sets forth information relating to our gross profit (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Gross profit on subscriptions	$1,371	$912	50%	$3,978	$2,091	90%
Gross profit on licenses	993	1,782	(44)%	2,272	6,183	(63)%
Gross profit on service and support	1,683	2,288	(26)%	6,028	6,508	(7)%

Total gross profit	$4,047	$4,982	(19)%	$12,278	$14,782	(17)%

Gross profit margin on subscriptions	81%	76%		81%	73%
Gross profit margin on licenses	94%	88%		92%	89%
Gross profit margin on service and support	68%	63%		70%	58%

Total gross profit margin	78%	73%		77%	70%

The overall gross profit margin increased by 5% and 7% for the three and nine months ended September 30, 2013,  respectively, compared to the same period in 2012, due primarily to improved margins in all three of our product areas, as a result of a 40% reduction in service and support headcount, lower royalties, reduced on-site training days and related travel expense, and the elimination of amortization of intangibles in 2013.

Gross profit on subscriptions increased by 50% and 90%  in the three and nine months ended September 30, 2013,  respectively, compared to the same period in 2012, commensurate with the 41%  and 70%  increase in subscription revenue and slower growth of SaaS infrastructure expenses for the same periods.

Gross profit on licenses decreased by 44% and 63%  in the three and nine months ended September 30, 2013,  respectively, compared to the same period in 2012, commensurate with 48% and 64% decrease,  respectively,  in license revenue for the same period and associated lower royalties and the elimination of amortization of intangibles in 2013.

Gross profit on service and support decreased by 26% and 7%  in the three and nine months ended September 30, 2013,  respectively, compared to the same periods in 2012, primarily due to a higher mix of support revenue as we delivered fewer on-site training days and associated lower travel related expenses, and a  40% reduction of service and support headcount as a result of our restructuring activities taken during the third quarter of 2012.

Operating Expenses

The following table sets forth information relating to our expenses (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Sales and marketing	$2,297	$3,367	(32)%	$6,938	$12,634	(45)%
Research and development	959	1,395	(31)%	2,966	5,898	(50)%
General and administrative	1,487	1,948	(24)%	4,150	6,137	(32)%
Restructuring	-	1,462	(100)%	-	1,462	(100)%

Total operating expenses	$4,743	$8,172	(42)%	$14,054	$26,131	(46)%

Sales and Marketing Expenses: Sales and marketing expenses consist principally of salaries and incentive compensation paid to employees engaged in sales and marketing activities, travel costs, tradeshows, conferences, and marketing and promotional materials. Sales and marketing expense decreased $1.0 million and $5.7 million,  for the three and nine months ended September 30, 2013,  respectively compared to the same period in 2012,  primarily due to lower travel and marketing expenses. At September 30, 2013 we had 36 quota-bearing sales personnel compared to 37 as of September 30, 2012.

Research and Development Expenses: Research and development expenses principally consist of compensation paid to employees and consultants engaged in research and product development activities and product testing, together with software and equipment costs. Research and development expenses decreased $0.4 million and $2.9 million in the three and nine months ended September 30, 2013, respectively, compared to the same period in 2012,  primarily due to a reduction in headcount and lower spending on development as the second version of our on  demand offering was released early in 2012.

General and Administrative Expenses: General and administrative expenses principally consist of salaries and compensation paid to our executives, accounting staff and other support personnel, as well as travel expenses for these employees, and outside legal and accounting fees. General and administrative expenses decreased $0.5 million and $2.0 million for the three and nine months ended September 30, 2013,  respectively, compared to the same periods in 2012.  The decrease is primarily due to a reduction of headcount and lower spending in consulting, audit and tax fees and lower bank fees compared to the same period as 2012.

Other Income and Expenses

The following table sets forth information relating to our interest and other income and expenses (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Change in fair value of warrants	$42	$1,068	(96)%	$380	$1,356	(72)%
Write off of long-term investment	-	-	n/a	-	(200)	(100)%
Disposal of fixed assets	-	-	n/a	-	(14)	(100)%
Accrued interest payment-in-kind	(145)	-	(100)%	(277)	-	(100)%
Amortization of debt discount and debt issuance costs	(110)	-	(100)%	(219)	-	(100)%
Interest and other income (expense), net	4	(38)	(111)%	(24)	(47)	(49)%
Total interest and other income (expense), net	$(209)	$1,030	(120)%	$(140)	$1,095	(113)%

The change in the fair value of the warrants relates to the change in fair value of our common stock warrants which were issued on March 28, 2012 and April 5, 2013.  The fair value was estimated using the Black-Scholes-Merton option pricing model, which requires the input of highly subjective assumptions as determined by our management. To the extent these assumptions change in future periods, the fair value of the common stock warrants may increase or decrease and the change in fair value will be recorded in our results of operations.  The decrease in the fair value of the warrants during the nine months ended September 30, 2013 is primarily due to the decrease in the Company’s stock price over that time period.

During the nine months ended September 30, 2012 we assessed the financial condition of a company in which we had a long term investment and wrote off that investment because of a lower assessment of its prospects.

Accrued payment-in-kind interest is the amount of principal and interest payable related to the subordinated debt financing completed on April 5, 2013.  From the issuance date through the first anniversary thereof, we accrue interest and increase the principal.  See Note 10.

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

Provision for Income Taxes

In the three and nine months ended September 30, 2013, we recorded income tax expense of $27,000 and $74,000, respectively. The tax expense for the three and nine months ended September 30, 2013 consists primarily of deferred tax expense relating to the amortization of acquired goodwill, current state tax expense and current foreign tax expense.

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

We have has established and continues to maintain a full valuation allowance against its deferred tax assets as the Company does not believe that realization of those assets is more likely than not. There was no change in our valuation allowance for the three and nine months ended September 30, 2013.

At September 30, 2013,  we had unrecognized tax benefits of approximately $2.7 million. We do not have unrecognized tax benefits that, if recognized, would affect the effective tax rate. We do not believe there will be any material changes in the unrecognized tax positions over the next twelve months. Interest and penalty costs related to unrecognized tax benefits are insignificant and classified as a component of “Provision for Income Taxes” in the accompanying statement of operations.

Our effective tax rate was (2.9) % and (3.9) % for the three and nine months ended September 30, 2013, respectively, compared to (4.0) % and (1.6%) for the three and nine months ended September 30, 2012, respectively.

Liquidity and Capital Resources

Our cash and cash equivalents were $2.9 million at September 30, 2013, compared to $2.3 million at December 31, 2012.

During the next twelve months, we expect to continue to fund our operations primarily from our current cash balances and the subordinated debt financing completed on April 5, 2013.

However, funding our operations in this manner will require us to achieve certain levels of booked sales and cash collections and maintain lower expenses. We cannot, however, be certain that we will achieve our forecasted booked sales or cash collections.  If we are unable to achieve the needed levels of booked sales and cash collections, we expect to further reduce our expenses to ensure that we have sufficient liquidity to continue our operations through at least September 30, 2014.  Reducing expenses substantially below current levels could have a negative impact on our future growth potential.  In addition, we may be required to sell assets, issue additional equity securities or incur additional debt. We may not be able to accomplish any of these alternatives.

Historically, we have used more cash in our operations during the first half of the year and have improved cash from operations in the second half.  This pattern results largely from our seasonally low sales in the first and fourth calendar quarters, which reflects our industry pattern, and the time needed to collect on sales made towards the end of the second quarter.

On April 5, 2013, we issued $4.6 million of subordinated debt securities and warrants to purchase an aggregate of 1,846,940 shares of our common stock, immediately exercisable at an exercise price initially equal to $1.03 per share, to a group of our current investors.  The notes issued pursuant to the subordinated note and warrant purchase agreement bear simple interest at a rate of 12% per annum.  From the issuance date through the first anniversary thereof, we will pay accrued and unpaid interest quarterly in arrears by increasing the principal amount of each note and thereafter will pay accrued and unpaid interest in cash in arrears on July 31, 2014, November 30, 2014 and the final payment date.  The notes mature on April 5, 2015.    The note and warrant purchase agreement contains customary affirmative and negative covenants, including notification and information covenants and covenants restricting our ability to merge or liquidate, incur debt, dispose of assets, incur liens, declare dividends or enter into transactions with affiliates.  The notes and warrant purchase agreements also require us to repay the notes upon the occurrence of a change of control (as defined in the note and warrant purchase agreement) at 101% of the principal amount thereof plus accrued and unpaid interest.

As of September 30, 2013,  the Company had no borrowings outstanding on the line of credit.  During the months ending January 31, 2013, February 28, 2013, May 31, 2013 and June 30, 2013 we were not in compliance with our line of credit covenants.  Comerica granted us waivers of the covenant violations for these periods.

On August 9, 2013,  we again amended the credit line. In the amendment, Comerica agreed to waive past covenant violations and agreed not to measure compliance with the minimum bookings covenant until such time as we seek to borrow against the line of credit. As of September 30, 2013, we are in compliance with the covenants that are being measured by Comerica.  The amendment also requires that the financial covenants be renegotiated prior to us borrowing against the line of credit.  We currently intend to extend our line of credit beyond March 2014 and renegotiate our financial covenants.  There is no assurance that we would be able to successfully do so.  In addition, the amendment pledges $150,000 as cash collateral for an outstanding letter of credit.

We have used cash from operations of $2.9 million in the nine months ended September 30, 2013, a decrease from $10.8 million in the same period of 2012. Our cash used in operations has decreased primarily due to reduced headcount and related operating expenses as a result of the restructuring completed in 2012.

Net cash used in investing activities for the nine months ended September 30, 2013 was $0.2  million compared to net cash used in investing activities of $0.5 million for the same period of 2012. The decrease in investing activities is primarily due to a reduction in capitalized software related to product development.

Net cash provided by financing activities for the nine months ended September 30, 2013, was $3.7 million and was primarily due to the subordinated debt financing completed in April 2013.  Net cash provided by financing activities generated $8.0 million for the nine months ended September 30, 2012 resulting from the $6.5 million proceeds from the issuance of common stock as part of our private offering in March 2012, along with $8.0 million of cash from borrowings under the line of credit.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price. We had no investments subject to market risk at September 30, 2013.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. All of our cash and cash equivalents are held with Comerica Bank in either our money market or operating account. Declines in interest rates, however, will reduce future interest income. During the three months ended September 30, 2013, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income.

As of September 30, 2013,  we had no debt outstanding under our revolving line of credit agreement with Comerica. During the three months ended September 30, 2013, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest expense or existing principle balance.

Foreign currency exchange risk

Our sales contracts are primarily denominated in U.S. dollars and, therefore, the majority of our revenues are not subject to foreign currency risk. We are directly exposed to changes in foreign exchange rates to the extent such changes affect our expenses related to our foreign assets and liabilities. Our only exposure in regard to our foreign assets and liabilities is with our Chinese subsidiary whose functional currency is the Chinese Renminbi. For the three and nine months ended September 30, 2013 and 2012, our foreign currency exchange risk was not material and we do not expect it to become material in the next twelve months.

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

As required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, and concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as noted below, there are no material changes from the risk factors previously disclosed in Part I, Item 1A - “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 and Part II, Item 1A – “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and such risk factors are incorporated herein by reference.

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

In August 2011, President Obama signed the Budget Control Act of 2011, which provided for both an increase in the federal government's borrowing authority and reductions in spending.  Under the Budget Control Act of 2011, Congress was required to develop legislation to achieve further deficit reduction.  Congress subsequently failed to achieve the required level of deficit reduction.  As a result, automatic reductions in spending across-the-board (also known as “sequestration”) became effective on March 1, 2013.  The National Education Association estimates that these cuts will reduce Title I funding by $740 million and IDEA special education funding by $645 million in the 2013-14 school year. We  have seen a significant negative impact to our sales attributable to concerns among K-12 buyers about sequestration. This or any other action or inaction by Congress that significantly reduces federal education funding, whether through across-the-board funding cuts or otherwise, would have a materially adverse effect on our financial condition, results of operations, and cash flows.

State education funding continues to be significantly impacted by state budget difficulties. According to the Center on Budget and Policy Priorities, in the 2012-2013 school year, elementary and high schools in approximately half of the states received less state funding than in the prior school year, and in approximately 35 states, school funding now stands below 2008 levels.  These reductions resulted in teacher layoffs, program restrictions and overall expense reductions. While education spending remains an important priority for states, it faces competition from demands for, among other things, relief for the unemployed and homeowners and rising healthcare costs. Continued pressure on state budgets and state education funding could have a materially adverse impact on our revenue.

Our cash flow is highly variable and may not be sufficient to meet all of our objectives.  There is uncertainty about our ability to continue as a going concern.

Our cash and cash equivalents were $2.9 million at September 30, 2013, compared to cash and cash equivalents of $2.3 million at December 31, 2012. On April 5, 2013, we entered into a subordinated note and warrant purchase agreement with certain of our existing shareholders for an aggregate principal amount of $4.6 million to provide us additional working capital. We have used cash from operations of $10.5 million, $7.2 million and $4.2 million in the years ended December 31, 2012, 2011 and 2010, respectively. In the first nine months of 2013, we used $2.9 million of cash in operations.  Our existing cash and cash equivalents and expected cash flow from operations may not provide sufficient liquidity to fund our operations and capital expenditures for the next 12 months.  Our predecessor independent registered public accounting firm concluded that there was substantial doubt about our ability to continue as a going concern as of December 31, 2012.  Accordingly, it included an explanatory paragraph to that effect in its report on our December 31, 2012 consolidated financial statements.

As of September 30, 2013, the Company had no borrowings outstanding under our credit line with Comerica. On August 9, 2013, we amended our credit line. Under the amendment, we granted Comerica a security interest in our money market account to secure the letter of credit. Additionally, as we were not in compliance with one of our covenants, Comerica waived the non-compliance and agreed not to test the minimum booking covenant for future measuring periods provided that no further credit extensions will be made until we agree upon a new financial covenant structure with Comerica.  As of September 30, 2013, we are in compliance with the covenants that are being measured by Comerica.    We plan to extend our line of credit beyond March 2014 and renegotiate our financial covenants.  We can provide no assurance that we will be able to reach an agreement with Comerica on a new financial covenant structure or that the credit line will be available for any future borrowings.

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

Our ability to meet our liquidity needs depends on our ability to achieve certain levels of booked sales and cash collections, or to reduce expenses. Historically, our cash flows from operations have been worse in the first half of the year than in the second half. This pattern results largely from our seasonally low sales in the first and fourth calendar quarters, which reflects our industry pattern, and the time needed to collect on sales.  Our cash reserves, if any, may not be adequate to meet our needs especially during or immediately after this seasonally low period.

If we are unable to agree upon a new financial covenant structure with Comerica, we will not be able to borrow under the line of credit.  We may have insufficient cash to satisfy our liquidity needs, which could force us to obtain additional debt or equity financing from other sources, to further reduce expenses, or to sell assets. Reducing our expenses could adversely affect our operations. We cannot assure you that we will be able to secure additional debt or equity financing or sell assets on acceptable terms, if at all, and failure to do so could cause us to cease operations. In addition, raising additional equity financing could result in substantial dilution of our current equity holders and in the net tangible book value per share of such holdings.

Our sales cycle has tended to be long and somewhat unpredictable, which may result in delayed or lost sales, materially and adversely impacting our revenue and profitability.

More than 83% of our 2012 booked sales came from the K-12 market in the U.S. and Canada.  In that market we have historically depended on a relatively small number of large transactions for a significant part of our sales.  These types of sales require multiple levels of approval in a political environment, resulting in a time-consuming sales cycle that can be difficult to predict, particularly in a tight funding environment. Therefore, we may devote significant time and energy to a particular customer sale over the course of many months, and then not make the sale when expected or at all.  In 2012, we closed 25 transactions in excess of $100,000 compared to 63 in 2011. In the first nine months of 2013, we closed 15 transactions in excess of $100,000 compared to 21 in the first nine months of 2012.

Possibility of De-Registering Shares Under the 1934 Act

Our Board of Directors is currently evaluating our status as a reporting company under the 1934 Act and may decide that it is in the best interests of the Company and its shareholders to de-register our common stock under the 1934 Act to reduce cash expenses and because we have fewer than 300 shareholders of record.

If we decide to de-register our shares of common stock, we would file a Form 15 with the SEC and upon filing our 1934 Act reporting obligations would be immediately suspended. Our common stock would be de-registered 90 days later unless the SEC determines otherwise.  During this 90-day period, any obligations to file proxy statements as well as reporting obligations under Section 13(d), 13(g) and Section 16 of the 1934 Act continue. After suspension of our reporting obligations, we would file no further reports with the SEC.

After we cease to file periodic reports under the 1934 Act, we will no longer be obligated to publish financial and other information.  However, we currently expect that we would continue to make quarterly unaudited and annual audited financial statements publicly available through www.OTCmarkets.com or another website.  Currently, our common stock is traded on the OTC Bulletin Board.

However, the OTC Bulletin Board may de-list our shares once we cease to file reports with the SEC, and we can provide no assurance that the shares would continue to trade on the OTC Bulletin Board or elsewhere.

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

Dated: November 12, 2013

Scientific Learning Corporation (Registrant)
/s/ Jane A. Freeman
Jane A. Freeman Chief Financial Officer

Exhibit Index

Exhibit Number	Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	10-Q	000-24547	5/7/2007	3.1
3.2	Amended and Restated Bylaws of the Company	S-1/A	333-143093	7/16/2007	3.2
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company	S-1/A	333-143093	7/16/2007	3.3
10.1	Fourth Amendment dated August 9, 2013 to the Amended and Restated Loan and Security Agreement dated February 9, 2012 between the Company and Comerica Bank	10-Q	000-24547	8/13/2013	10.1
31.1	Certification of Chief Executive Officer (Section 302)	—	—	—	—	X
31.2	Certification of Chief Financial Officer (Section 302)	—	—	—	—	X
32.1	Certification of Chief Executive Officer (Section 906)	—	—	—	—	X
32.2	Certification of Chief Financial Officer (Section 906)	—	—	—	—	X
101**

The following materials from Scientific Learning Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Shareholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.