Form 10-K
period 2013-12-31
SCIENTIFIC LEARNING CORP
filed 2014-03-28
CIK 1042173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO           .

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes:  No: x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes:  No: x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: x No: 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: x No: 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer   Accelerated filer   Non-accelerated filer   Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes:  No: x

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale   price of the Common Stock on June 30,  2013 as reported on the OTC Bulletin Board was approximately $5,049,605. Shares of Common Stock held by each director and executive officer and certain persons who owned 5% or more of the registrant's outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 2014 the Registrant had outstanding 23,854,958 shares of Common Stock.

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

We are highly differentiated because of our focus on the “science of learning” - combining advances in the field of brain research with standards-based learning objectives to achieve dramatic student gains.  At December 31, 2013, proof that our products produce substantial academic gains was demonstrated in 282 efficacy studies, including randomized controlled trials and longitudinal studies, representing results from approximately 130,000 aggregate participants. These studies show gains for students at all K-12 grade levels, for at-risk, special education, English language, Title I (low income, under achieving), and a variety of other students. Gains have been demonstrated throughout the United States and in ten other countries. The studies show that these gains endure over time.

In 2011, we began implementing a software as a service (SaaS) model. Our easy-to-use and easy-to-access web-based platforms are able to effectively deliver individualized learning opportunities to a large number of students simultaneously. Our Fast ForWord and Reading Assistant educational software products are now available on our browser-based SciLEARN Enterprise software platform and our on-demand platform MySciLEARN  On Demand. The SciLEARN Enterprise and MySciLEARN platforms meet the needs of institution and district-wide installations by providing scalability, remote access, centralized reporting, asynchronous online professional development, and ease of administration for multiple campuses.

Markets

Our products are available worldwide to educational institutions, speech and language clinics, learning centers and parents.

United States K-12 Market

Our sales are concentrated in K-12 schools in the United States, which in 2013 were estimated to total over 130,000 schools serving approximately 50 million students in almost 14,000 school districts. In the last three fiscal years, the U.S. K-12 sector has represented approximately 84% of our sales.

We sell our products primarily at the district level.  We also sell to building-level principals and lead teachers for smaller initial purchases. After these initial implementations, we then seek to expand throughout the school and/or district based on the demonstrated efficacy of the products.

We market our products primarily as learning acceleration solutions, to be used in a blended model with existing teaching and curriculum materials, at both the elementary and secondary school levels. Despite a national focus on reading and increased school district accountability, independent evaluations of student performance have demonstrated little improvement in reading results. According to the U.S. Department of Education (USDE), in 2013, 65% of fourth graders in the United States failed to achieve a “proficient” level in reading and 32% performed below the “basic” level.  United States K-12 public schools are funded primarily through state and local tax revenues, but also receive funding from the federal government through a variety of programs, many of which target children who are poor and/or are struggling academically. The funding for a substantial portion of our K-12 sales has historically come from federal sources, in particular, IDEA (Individuals with Disabilities Education Act) grants and Title I funding.

This funding is subject to legislative adjustment, such as the sequestration cuts that went into effect in 2013.  The National Education Association estimates that the federal sequestration that went into effect on March 1, 2013 reduced Title I funding by $740 million and IDEA special education funding by $632 million in the 2013-14 school year.  Sequestration had a negative impact on our sales in 2013, though most of this funding has been recently restored.  The amount of federal funding varies from time to time, as do the rules governing the use of this funding; the temporary additional American Recovery and Reinvestment Act (ARRA) education funding expired in 2011.  There has been much discussion about changes to the federal No Child Left Behind Act, and the administration has granted 42 states and the District of Columbia waivers from certain requirements, but there has been no legislative agreement on significant changes.  State and local funding for schools continues to be significantly impacted by decreases in tax revenues due to the recent recession. While education spending remains an important priority, at least 34 states are providing less funding per student for the 2013-14 school year than they did before the recession started in 2008, resulting in teacher layoffs, program restrictions and overall expense reductions, although funding is expected to increase in approximately 60% of states in the 2013-2014 school year.

Other Markets

In addition to selling to K-12 schools, we also sell to and through private practice professionals and learning centers. These speech, language and other professionals recommend the use of our products to appropriate clients and then supervise the use of the software, often in connection with their other services. In 2013, over 400 non-school professionals and entities in the United States and Canada (North America) offered our products.

We also sell web-based products and tutoring services directly to parents branded as BrainPro. Our BrainPro products are designed to meet the needs of learners who want to “catch up” and are delivered via a SaaS (software as a service) model.

Sales to countries other than the United States and Canada are a small but growing part of our business, which we serve through a network of value-added resellers (VARs). During 2013, products were marketed to customers in approximately 45 countries. As of December 31, 2013, we were represented by 26 VARs.

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

Products

Our products unify advances in the field of brain research with standards-based learning objectives to achieve enduring student gains. Our solutions augment any curricular approach and when blended with high-quality teacher-led instruction, build learning capacity by systematically and rigorously developing the academic and cognitive skills required for lifelong learning success.

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

Fast ForWord Language and Literacy

Fast ForWord Language for elementary learners and Fast ForWord Literacy for adolescent learners build foundational reading and language skills to help districts move below grade level learners to be successful learners in the general classroom.  These components include Fast ForWord Language, Fast ForWord Language to Reading, Fast ForWord Literacy and Fast ForWord Literacy Advanced.  These products build learning capacity through developing cognitive skills using exercises focused on the oral language skills underlying reading.

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

ResultsNow!

ResultsNow! is our online hosting and support solution for our Fast ForWord and Reading Assistant products.   ResultsNow! includes web-based initial training, access to Student Progress Reports and Reading Progress Indicator, SciLEARNU eLearning Courses, technical and instructional support and SaaS hosting on our MySciLEARN platform.

Student Progress Reports are our online data reporting tools, which allows customers to monitor individual, classroom, school or district performance.  Reading Progress Indicator is a reliable and valid assessment of a student’s reading skills. It is designed to be quick and convenient to administer before and after product use, to rapidly demonstrate the effectiveness of our products and place students in the right product sequence.

BrainPro™  services

The BrainPro services are based on our flagship Fast ForWord product.    BrainPro services are targeted at learners who are below grade level and want to catch up.  BrainPro learners access Fast ForWord from home and work with a certified tutor remotely. The BrainPro tutor is responsible for defining a customized program and goals and helping the learner achieve progress toward the learning goals with the help of the parents.  The BrainPro Autism services include a more intense and customized version of tutoring services.

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

Sales and Marketing

We sell to our principal market, K-12 schools and districts throughout the United States and Canada, using a diversified direct sales channel, including both inside and field sales personnel. We emphasize our highly differentiated message of “accelerating learning” through web-based marketing efforts to reach more educators quickly while targeting specific audiences with research results and success stories most relevant to their areas of responsibility and expertise.

Although our focus on improved sales force productivity includes a balance of smaller sales with shorter cycles to get started in new accounts, the majority of our annual booked sales are from existing customers who have a year or more of positive experience with our programs, expanding to new sites and adding products and services to existing sites.

We sell to clinical professionals and learning centers principally through direct marketing (mail, web and telesales) and conferences (both industry conferences and an annual forum we conduct ourselves). In 2009, we began selling directly to parents online with our remote tutoring service, BrainPro.

We also maintain a network of independent VARs outside North America. As of December 31, 2013, we had relationships with 26 VARs. To date, booked sales outside North America have not been significant. We are building this channel in response to the growing demand for English fluency around the world. We believe that our Fast ForWord and Reading Assistant products offer unique value in quickly “rewiring” the brain for English. We also believe that the international market has significant potential growth opportunities, and we are positioning ourselves to take advantage of these in the future.

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

Product Development; New Products

The markets in which we compete are characterized by frequent product introductions and evolving educational standards and approaches. Our future success will depend in part on our ability to continue to enhance and update our existing products and to develop and successfully introduce new products.  Most of our development leadership and personnel is located at our headquarters in Oakland, California.

During the fourth quarter of 2013, as part of our strategy to improve the efficiency of our development operations and to better align our costs and organizational structure with the current economic environment and improve our profitability, we implemented a plan to discontinue our development operations in China.  Our plan is to consolidate development in the United States.

Our research and development expenses were approximately $3.8 million, $7 million and $10.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Development Strategy

Over the past several years, our development efforts have been primarily focused on transitioning our products to a web-based platform and enhancing that platform and increasing its ease of use. The first milestone in this effort was achieved in 2010 with the release of SciLEARN Enterprise, a browser-based platform hosted by the school district or learning institution. In 2011 we released MySciLEARN, a browser-based platform hosted by us. These two platforms achieve our plan to roll out hosted offerings that expand our per student licensing option to the broader U.S. K-12 market and that we believe will more effectively address newer markets outside U.S. K-12.

In 2012, we launched the Reading Assistant product on the SciLEARN Enterprise and MySciLEARN platforms and continued to mature and expand MySciLEARN.

In 2013, we focused on developing our MySciLEARN platform to be more robust, scalable and easier to use.  In addition, we expanded the reporting and analytical features of MySciLEARN and continued to enhance Reading Assistant performance.

During 2014, our primary product development goal is to enable the use of our Fast ForWord Language, Literacy and Reading products on the iPad ® mobile digital device.

Intellectual Property

Our intellectual property strategy addresses both product technology and product concepts. Our policy is to protect our proprietary rights in our products and technology through a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures, and contractual provisions.

At December 31, 2013, we held the rights to 66 issued and active patents and 10 pending applications. These include 43 issued U.S. patents and 5 pending U.S. applications that we own or co-own. We also held 5 issued patents from other countries and had 5 applications pending abroad. We were the exclusive licensee under 11 issued U.S. patents and 7 issued foreign patents.

Our U.S. patents relating to the Fast ForWord products expire between 2014 and 2026; the Reading Assistant patents expire in 2024.

The 18 patents that we license are owned by the Regents of the University of California (“the Regents”) and Rutgers, the State University of New Jersey (collectively the “University patents”), and relate to the basic speech and sound modification and adaptive technology developed at those institutions. In 2013, approximately 50% of our product booked sales was derived from selling products that use the licensed inventions. This license is exclusive and extends for the life of the University patents, which expire in 2014, subject to the right of the Regents to terminate in case of default and our right to terminate at any time upon 60 days written notice. If we were to lose our rights under this license, and if the Regents were to assert these patents against us,  our business could be materially harmed.  This license requires payment of royalties based upon cumulative net booked sales of our products, subject to certain minimum royalty amounts. For the remainder of the license term, the minimum annual royalty payment is $150,000. In fiscal 2013, 2012 and 2011, we had approximately $0.2 million, $0.2 million and $0.4 million, respectively, in royalty expense under the license.

We also have 19 U.S. trademark registrations, including registrations for marks including “Fast ForWord,” our most important trademark.

On March 21, 2014, the company sold seven US patents to a third party.  See Note 19 to the consolidated financial statements for further discussion..

Posit Science Corporation

In September 2003, we transferred certain aspects of our technology to Posit Science Corporation (PSC) for use in the healthcare field. PSC’s products based on our technology primarily focus on combating age-related cognitive decline and enhancing cognitive abilities as people age. The transaction included a license of the patents we own and certain software we developed, a sublicense of the patents we license from the universities, and the sale of some research-related assets. All of the rights licensed to PSC are limited to a specified healthcare field and most of the licenses were exclusive in that field. For these rights, PSC paid us a one-time initial fee, issued us shares in PSC and has an ongoing royalty obligation. PSC also agreed to cross‑license any patents issued to PSC. We retain all rights to our technology outside of the specified healthcare field.

In December 2013, we amended our license agreement with PSC to make most of the exclusive licenses non-exclusive. In exchange for the change in the licenses, we agreed to significantly reduce PSC’s ongoing royalty obligation.

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

Backlog

Our deferred revenue was approximately $10.6 million as of December 31, 2013 and $13.5 million as of December 31, 2012. These deferred revenues are primarily composed of professional development and technical services that have not yet been performed and the portion of multi-year sales, subscription and term-based sales, support and Progress Tracker sales not yet recognized as revenue. Approximately $9.7 million of our deferred revenue as of December 31, 2013 is expected to be recognized within the next 12 months.

Employees

As of December 31, 2013 we had 121 full-time equivalent employees, compared to 140 at December 31, 2012. None of our employees are represented by a union or subject to collective bargaining agreements.

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

The funding for a substantial portion of our K-12 sales typically comes from federal sources, in particular IDEA (special education) and Title I funding.  The amount of this funding varies from time to time, as do the rules governing the use of this funding.  The federal budget deficit and competing federal priorities could adversely impact the ongoing level of federal education funding.  There has been much recent discussion, and the administration has granted 42 states and the District of Columbia waivers from certain requirements, but there has been no legislative agreement about changes to the No Child Left Behind Act of 2001.  A cutback in federal education funding or a change in the funding rules to allow general rather than restricted uses of federal funding could have a materially adverse impact on our revenue.

In August 2011, President Obama signed the Budget Control Act of 2011, which provided for both an increase in the federal government's borrowing authority and reductions in spending.  Under the Budget Control Act of 2011, Congress was required to  develop legislation to achieve further deficit reduction.  Legislation passed in early January 2013 averting the “fiscal cliff” merely postponed the deficit reduction requirements, and Congress subsequently failed to achieve the required level of deficit reduction.  As a result, automatic reductions in spending across-the-board (also known as “sequestration”) became effective on March 1, 2013.  As a result of this sequestration, funding for federal education programs was cut by approximately 5.1% across-the-board during the 2013-2014 school year.  Our fiscal year 2013 was significantly negatively impacted by the sequestration cuts.  The fiscal year 2014 appropriations restored most, but not all, of the funds from the sequestration cuts made to Title I grants and special education state grants for the next two years.  However, Congress will need to reach a broader agreement before the 2016-2017 school year to permanently restore these funds.

Any other action or inaction by Congress that significantly reduces federal education funding, whether through across-the-board funding cuts or otherwise, would have a materially adverse effect on our financial condition, results of operations, and cash flows.

State education funding continues to be significantly impacted by state budget difficulties. According to the Center on Budget and Policy Priorities, in the 2013-2014 school year, elementary and high schools in at least 15 states are receiving less state funding than in the prior school year, and at least 34 states are providing less funding per student for the 2013-2014 school year than they did before the recession started.  These reductions have resulted in teacher layoffs, program restrictions and overall expense reductions. While education spending remains an important priority for states, it faces competition from demands for, among other things, relief for the unemployed and rising healthcare costs. Continued pressure on state budgets and state education funding could have a materially adverse impact on our revenue.

Our cash flow is highly variable and may not be sufficient to meet all of our objectives. We need additional financing in the future in order to continue our operations and as a result, there is uncertainty about our ability to continue as a going concern.

Our cash and cash equivalents were $2.6 million at December 31, 2013, compared to cash and cash equivalents of $2.3 million at December 31, 2012.  On April 5, 2013, we entered into a subordinated note and warrant purchase agreement with certain existing stockholders for an aggregate principal amount of $4.6 million to provide us additional working capital.  We have used cash from operations of $3.2 million, $10.5 million and $7.2 million in the years ended December 31, 2013, 2012 and 2011, respectively. Our existing cash and cash equivalents and expected cash flow from operations and the sale of patents may not provide sufficient liquidity to fund our operations and capital expenditures for the next 12 months. As such, there is uncertainty about our ability to continue as a going concern.  Our independent registered public accounting firm concluded that there is substantial doubt about our ability to continue as a going concern.  Accordingly, it included an explanatory paragraph to that effect in its report on our December 31, 2013 consolidated financial statements.

As of December 31, 2013, the Company had no borrowings outstanding under our credit line with Comerica. On August 9, 2013, we amended our credit line. Under the amendment, we granted Comerica a security interest in our money market account to secure the letter of credit. Additionally, as we were not in compliance with one of our covenants in August 2013, Comerica waived the non-compliance and agreed not to test the minimum booking covenant for future measuring periods provided that no further credit extensions will be made until we agree upon a new financial covenant structure with Comerica.  As of December 31, 2013, we were in compliance with the covenants that are being measured by Comerica.  We are actively negotiating with banks to either amend our existing line of credit with Comerica or establish a new line of credit with a new bank.  A new line of credit would require us to amend our agreements with our subordinated debt holders to put a new line of credit in place.  We can provide no assurance that we will be able to reach an agreement with any bank or our subordinated debt holders.  If we are unable to do so, we will not have access to credit for future borrowings.

Additionally, if we are unable to borrow from a line of credit in the future, we may have insufficient cash to satisfy our liquidity needs, which could force us to obtain additional debt or equity financing from other sources, to further reduce expenses, or to sell assets. Reducing our expenses could adversely affect our operations. We cannot assure you that we will be able to secure additional debt or equity financing or sell assets on acceptable terms, if at all, and failure to do so could cause us to cease operations. In addition, raising additional equity financing could result in substantial dilution of our current equity holders and in the net tangible book value per share of such holdings.

The notes issued pursuant to the April 5, 2013 subordinated note and warrant purchase agreement bear simple interest at a rate of 12% per annum.  From the issuance date through the first anniversary thereof, we will pay accrued and unpaid interest quarterly in arrears by increasing the principal amount of each note and thereafter will pay accrued and unpaid interest in cash in arrears on July 31, 2014, November 30, 2014 and the final payment date.  The notes mature on April 5, 2015.  The note and warrant purchase agreement contains customary affirmative and negative covenants, including notification and information covenants and covenants restricting our ability to merge or liquidate, incur debt, dispose of assets, incur liens, declare dividends or enter into transactions with affiliates.  The note and warrant purchase agreement also requires us to repay the notes upon the occurrence of a change of control (as defined in the note and warrant purchase agreement) at 101% of the principal amount thereof plus accrued and unpaid interest.

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

We are in the process of deregistering our shares of common stock, and we will not be filing future reports with the Securities and Exchange Commission.  It may be difficult to obtain information about our business.

Our Board of Directors recently evaluated our status as a reporting company under the Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”)  and decided that it was in our best interests and that of our stockholders to de-register our common stock under the Exchange Act to reduce cash expenses.

On December 31, 2013, we filed a Form 15 with the Securities and Exchange Commission (the “SEC”)  to de-register our shares and immediately suspend our 1934 Act reporting obligations.  We are required to file this annual report on Form 10-K for our fiscal year 2013, but we do not intend to file any other current or periodic reports hereafter. During the 90-day period after December 31, 2013, any obligations to file proxy statements as well as reporting obligations under Section 13(d), 13(g) and Section 16 of the 1934 Act continue. At the completion of this 90-day period, on March 31, 2014, our shares will be de-registered unless the SEC affirmatively determines otherwise.  Although we currently expect that we will continue to make quarterly unaudited and annual audited financial statements publicly available through www.OTCmarkets.com or another website, it may be difficult for investors to obtain adequate information about our business and results of operations and de-registering may negatively impact the trading price of our common stock.

Our shares of common stock are not listed on any national securities exchange.  It will likely be more difficult for stockholders and investors to sell our common stock or to obtain accurate quotations of the share price of our common stock.

Currently, our common stock is traded on the OTC Bulletin Board under the trading symbol “SCIL.” However, the OTC Bulletin Board may de-list our shares once we cease to file reports with the SEC, and we can provide no assurance that our shares would continue to trade on the OTC Bulletin Board or elsewhere.  Stocks traded on the over-the-counter markets are typically less liquid than stocks that trade on a national securities exchange and accurate price quotations are more difficult to obtain.  In addition, the liquidity of our common stock may be impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our company.  Stockholders may find it difficult to resell their shares of our common stock.  Because we are not traded on any national securities exchange certain institutional investors  may not be permitted to invest in our common stock, which could result in a sustained depressed stock price due to lack of investor demand.

Additionally, because our common stock is not traded on a national exchange, we are not subject to listing exchange rules, including rules related to corporate governance matters such as the circumstances (including but not limited to certain issuances of our securities) in which stockholder approval is required, requirements regarding the independence of our directors and the existence of committees of our board of directors comprised of independent directors. Because we are no longer subject to these requirements, we may make corporate governance changes as a way to reduce costs.  This, as well as other corporate governance practices, may make it more difficult for our board to effectively govern our business and may result in a loss of investor confidence, which could have a material negative impact on our stock price.

Our sales cycle has tended to be long and somewhat unpredictable, which may result in delayed or lost sales, materially and adversely impacting our revenue and profitability.

More than 80% of our 2013 booked sales came from the K-12 market in the U.S. and Canada.  In that market we have historically depended on a relatively small number of large transactions for a significant part of our sales.  These types of sales require multiple levels of approval in a political environment, resulting in a time-consuming sales cycle that can be difficult to predict, particularly in a tight funding environment. Therefore, we may devote significant time and energy to a particular customer sale over the course of many months, and then not make the sale when expected or at all.  In 2013, we closed 17 transactions in excess of $100,000.  These transactions represented 22% of our total booked sales in 2013.

It is difficult to accurately forecast our future financial results. This may cause us to fail to achieve the financial performance anticipated by investors and financial analysts, which could cause the price of our stock to decline.

Our revenue and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter and from year to year. In 2013, we had a net loss of $6.2 million compared to a net loss of $9.7 million in 2012 and a net loss of $6.5 million in 2011.

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

Our Reading Assistant product currently has a more limited content selection than many educators desire.  Adding content requires time and investment, and we may be unable to add content rapidly enough to attract new customers or retain existing customers.

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

More than 80% of our 2013 booked sales came from the K-12 market in the United States and Canada.  Because of the concentration of our sales in this market, we are particularly exposed to its risks.  For example, the K-12 market is characterized by its dependence on federal funding and state and local tax revenues; a political environment, particularly when large transactions are involved; and a generally conservative approach to change.  All of these attributes, particularly in the current economic and political environment, can result in a time-consuming and unpredictable sales cycle for large transactions.

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

We need to design, develop and introduce new and improved products and services on a cost effective basis and on a timeline that keeps pace with changing market trends and emerging technology developments.  We had significant product improvements in 2013, and we are planning additional product introductions and improvements in 2014.  We may encounter unexpected difficulties in developing new products and improvements that could delay our introduction of new products and services or cause their development to be more costly than planned.  Additionally, our product changes may not receive the market acceptance we anticipate.  If we fail to develop products and services cost effectively that respond to technology and market developments, we may lose market share and revenues, and our business could materially suffer.

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

Because our software products are complex, they may contain undetected errors or defects, known as bugs. Bugs can be detected at any point in a product’s life cycle, but are more common when a new product is introduced or when new versions are released. We expect that, as we have experienced in the past, despite our testing, errors will be found in new products and product enhancements in the future. We launched important product revisions in 2013 and expect additional important launches in 2014.

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

We depend on the performance of our senior management, sales, marketing, development, research, educational, finance and other administrative personnel with extensive experience in our industry and with our Company. The loss of key personnel could harm our ability to execute our business strategy, which could adversely affect our financial results and share price. As of December 31, 2013, we had 121 full-time employees.  During 2012, we reduced our number of full-time equivalent employees from 240 on December 31, 2011 to 140 on December 31, 2012.  Reducing our workforce so dramatically has significantly increased the workload and strain on our remaining employees, which may make it more difficult for us to retain our employees or attract new ones. Additionally, these reductions in our workforce may also make it more difficult or impossible for us to effectively manage and operate our business, especially if we experience significant turnover among our current employee base. We believe that our future success will depend in large part on our continued ability to identify, hire, retain and motivate highly skilled employees who are in great demand. We cannot assure you that we will be able to do so.

If we are unable to maintain our access to the intellectual property rights that we license from third parties, our sales and net income will be materially and adversely affected.

Our most important products are based on licensed inventions owned by the University of California and Rutgers, the State University of New Jersey. These licensed patents expire in 2014.  In 2013, we generated approximately 50% of our booked sales from products that use this licensed technology. The University patents are the earliest and in some ways the broadest of our patents.  We have additional patents that we own with later expiration dates that we believe afford substantial continuing patent coverage for the same products.  However, once the University patents expire, it may be more difficult to prevent others from marketing similar products.

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

At December 31, 2013, Trigran Investments owned approximately 20% of our outstanding stock, Nantahala Capital Management owned approximately 12% of our outstanding stock, Osmium Partners and its affiliates owned approximately 10% of our outstanding stock, Noel G. Moore owned approximately 8% of our outstanding stock, and our executive officers and directors held approximately 12% of the outstanding stock. As a result, these stockholders are able to collectively control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may have interests that diverge from those of other stockholders. This concentration of ownership may also delay, prevent or deter a change in control of the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently have the following leased properties:

1.	A lease for approximately 14,200 square feet of office space in Oakland, California for our headquarters. The modified lease expires in December 2015.

2.	A lease for approximately 10,800 square feet of office space in Tucson, Arizona for our support center that expires in August 2017.

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

	High	Low
Fiscal year ending December 31, 2013
First quarter	$0.90	$0.61
Second quarter	$1.00	$0.50
Third quarter	$0.67	$0.32
Fourth quarter	$0.79	$0.13

Fiscal year ending December 31, 2012
First quarter	$2.75	$1.65
Second quarter	$1.79	$1.17
Third quarter	$1.64	$0.94
Fourth quarter	$1.03	$0.50

Stockholders

As of March 24, 2014, the approximate number of stockholders of record of our common stock was 89.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. Our current Loan and Security Agreement with Comerica Bank provides that we may not pay any dividends other than stock dividends during the term of the Agreement.  The subordinated note and warrant purchase agreement entered into on April 5, 2013 contains customary affirmative and negative covenants, including notification and information covenants and covenants restricting the our ability to declare dividends.

Securities Authorized for Issuance under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, see Item 9.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable

(b) Not applicable

(c) Not applicable

ITEM 6. SELECTED FINANCIAL DATA

In thousands, except per share amounts

	Year Ended
	2013	2012	2011	2010	2009
Statement of Operations Data:
Revenues:
Subscription	$6,709	$4,524	$2,407	$1,476	$629
License	3,011	8,770	20,002	21,030	35,234
Service and support	11,342	14,849	18,670	20,878	19,425

Total revenues	21,062	28,143	41,079	43,384	55,288

Cost of revenues:
Cost of subscription	1,247	1,110	613	148	100
Cost of license	258	974	1,412	2,091	2,678
Cost of service and support	3,404	5,704	8,663	9,201	8,796

Total cost of revenues	4,909	7,788	10,688	11,440	11,574

Gross profit	16,153	20,355	30,391	31,944	43,714

Operating expenses:
Sales and marketing	9,105	15,368	17,979	21,498	24,042
Research and development	3,778	6,998	10,324	7,933	6,418
General and administrative	5,277	7,549	8,413	8,129	8,135
Impairment of goodwill	4,568	-	-	-	-
Restructuring	219	1,462	-	-	-
Impairment charge	-	-	-	3,890	-

Total operating expenses	22,947	31,377	36,716	41,450	38,595

Operating income (loss)	(6,794)	(11,022)	(6,325)	(9,506)	5,119

Interest and other income (expense), net	(41)	1,560	13	(41)	110

Income (loss) before provision (benefit) for income taxes	(6,835)	(9,462)	(6,312)	(9,547)	5,229
Provision (benefit) for income taxes	(631)	188	164	143	429

Net income (loss)	$(6,204)	$(9,650)	$(6,476)	$(9,690)	$4,800

Net income (loss) per share:
Basic net income (loss) per share	$(0.26)	$(0.43)	$(0.34)	$(0.52)	$0.27
Diluted net income (loss) per share	$(0.26)	$(0.43)	$(0.34)	$(0.52)	$0.26

Balance Sheet Data:

Cash and cash equivalents	$2,638	$2,272	$5,871	$5,415	$20,679
Short-term investments	-	-	-	9,631	-
Working capital	(6,230)	(8,258)	(5,030)	1,176	5,178
Total assets	7,115	13,058	21,863	31,803	43,128
Stockholders' equity (deficit) (1)	(10,635)	(5,228)	(681)	4,334	11,929

(1) We have paid no cash dividends since our inception

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview

We develop, distribute and license technology that accelerates learning by applying proven research on how the brain learns.  We are differentiated by our continuous focus on the “science of learning” – combining advances in the field of brain research with standards-based learning objectives to achieve dramatic student gains. Extensive outcomes research by independent researchers, our founding scientists, school districts and our company demonstrates the rapid and lasting gains achieved through participation in our products. Our products are marketed primarily to K-12 schools in the U.S., to whom we sell through a direct sales force.  To facilitate the use of our products, we offer a variety of on-site and remote professional and technical services, as well as phone, email and web-based support. As of December 31, 2013, 3,109 schools were licensed to use our products, a small fraction of the approximately 132,000 K-12 schools in the U.S.  As of December 31, 2013, we had 121 full-time equivalent employees, compared to 140 at December 31, 2012.

Business Highlights

We market our products primarily as learning acceleration solutions, to be used in a blended model with existing teaching and curriculum materials, at both the elementary and secondary school levels.  According to the U.S. Department of Education (USDE), in 2013, 65% of fourth graders in the United failed to achieve a “proficient” level in reading and 32% performed below the “basic” level.  Between 2009 and 2011, there was no change in average 4th grade reading scores.

States provide school districts with the majority of their funding, and those funds are also sometimes used to purchase our products.  Additionally, federal education funds are critical resources in helping school districts address the needs of the most challenged learners.  We believe that a significant proportion of our sales are funded by federal sources, particularly Title I and IDEA (special education) grants.  Both of these programs were severely impacted by the federal sequestration that went into effect on March 1, 2013.  According to the National Education Association, sequestration was expected to reduce Title I funding by $740 million and IDEA special education funding by $645 million in the 2013-14 school year.  Approximately, 80% of the cuts to these programs were restored in the spending bill passed in January, 2014.

We experienced a decline in revenue and booked sales in 2013 compared to 2012, which we believe resulted from continued budget pressures, on schools as well as a lower number of sales employees compared to the same period of 2012.  According to the Center on Budget and Policy Priorities, in the 2013-2014 school year, elementary and high schools in approximately 60% of the states are expected to receive more funding per student compared to the  prior school year.  However, education funding remains under pressure; in approximately 34 states school funding remains below 2008 levels.

We believe our solutions will remain well-positioned for federal Title I, IDEA and competitive funding opportunities such as Race to the Top and School Improvement Grants, due to the continued emphasis on achievement mandates and education reform.

Company Highlights

Our total revenue decreased by 25% during 2013 compared to 2012.  Our total booked sales decreased 25% during 2013 compared to 2012.   Booked sales are not a generally accepted accounting principles (“GAAP”) financial measure (For more explanation on booked sales, see discussion below). The change in booked sales is due primarily to a decline in K-12 booked sales of 28% compared to 2012. We believe that the decline in booked sales reflects continued budget pressures on schools, the effect of sequestration on K-12 spending trends and a change in our business model to increase the focus on selling lower priced subscription and per student licenses compared to perpetual licenses, as well as a predominantly new field sales team.

The weak environment and concerns about federal funding  has also resulted in a lower average transaction value.  In 2013, we closed 17 transactions in excess of $100,000 compared to 25 transactions over $100,000 in 2012.

We offer our customers both subscription and perpetual license options in a number of pricing configurations.  Our goal is to increase our recurring revenue over time through a larger number of smaller and more predictable subscription transactions.  In 2013, subscription booked sales represented 36% of booked sales compared to 27% of total booked sales in the same period of 2012.

K-12 booked sales decreased by 28% to $14.6 million in 2013 compared to 2012.  Non-school booked sales, including private practice, international, direct to consumer, virtual schools and OEM customers, decreased by 13% to $3.5 million in 2013 compared to 2012 . We believe that the decline in booked sales primarily reflects continued budget pressures on schools including the effects of sequestration.

Cost of revenues decreased 37% in 2013 compared to 2012, primarily due to reduced headcount as a result of our fiscal year 2012 restructuring and lower levels of on-site training.  In addition, we have completed the amortization of purchased software and have lower royalty payments.

Operating expenses decreased by 27% in 2013, compared to 2012, which is due primarily to a reduction in headcount compared to 2012, lower sales commissions, consulting, audit and tax related expenses and restructuring costs, partly offset by a $4.6 million impairment of goodwill.  Excluding the goodwill impairment charge and restructuring costs in both years, operating expenses decreased by $11.7 million.

As a result of these expense reductions, we have reduced our operating loss during 2013 to $6.8 million from $11 million for 2012.  Excluding restructuring costs and goodwill impairment, our operating loss in 2013 would have been $2.0 million compared to $9.6 million in 2012.

During the fourth quarter of 2013, as part of our strategy to improve the efficiency of our development operations, and to better align our costs and organizational structure with the current economic environment and improve our profitability, we implemented a plan to discontinue our development operations in China.  The effected plan included a reduction in our workforce and closure of our China office and legal entity.  We notified the employees affected by the workforce reduction on November 5, 2013.  We  expect to complete the exit plan by June 30, 2014.  During the fourth quarter of 2013, we incurred a $0.2 million restructuring charge in connection with this exit activity.  The charge included severance costs, contract termination costs and legal fees.  Substantially all of the costs were cash expenditures and were paid through December 31, 2013.

We dissolved our Puerto Rico subsidiary as of December 31, 2013.  This subsidiary did not have any employees during 2013 and had minimal operating expenses.   This dissolution did not have a material effect on our results of operations.

On March 21, 2014, we entered into a patent purchase agreement pursuant to which we sold seven U.S. patents.  See Note 19 to the consolidated financial statements for further discussion.

Results of Operations

Revenues

The following table sets forth information relating to our revenues (dollar amounts in thousands):

	Year Ended December 31,			2013-2012	2012-2011
	2013	2012	2011	% Change	% Change
Subscription	$6,709	$4,524	$2,407	48%	88%
License	3,011	8,770	20,002	(66)%	(56)%
Service and support	11,342	14,849	18,670	(24)%	(20)%

Total revenues	$21,062	$28,143	$41,079	(25)%	(31)%

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

2013 versus 2012: Total revenue decreased by $7.1 million or 25% in 2013 compared to 2012.  Booked sales decreased by $6.1 million or 25%.  Subscription revenue increased by $2.2 million or 48% as we increased the number of subscription customers on our MySciLEARN platform.  License revenue declined $5.8 million or 66% due to the decline in booked sales and a smaller portion of customers purchasing perpetual licenses. Service and support revenue declined $3.5 million or 24% primarily due to a lower level of on-site services delivered compared to 2012, as on-site services are disproportionally related to large transactions.

For 2013, our K-12 renewal rate decreased to 83% compared to 93% in 2012, primarily due to weak economic conditions and a difficult back to school period in fall 2012.  Renewal rate is determined by dividing renewals sales, plus additions of services or licenses made at the same time to renewing customers, divided by support and subscription licenses available for renewal.  In 2013, we began reporting renewal rates on a dollar basis as it is a better representation of revenue potential.  Prior to 2013, we reported on a per site basis.  We believe the increasing sales of per student licenses which can be split between or combined in locations made a site- based metric less useful.

2012 versus 2011: Total revenue declined $12.9 million or 31% in 2012 compared to 2011.  Booked sales for the same period declined $11.6 million or 32% for the same period.  Subscription revenue increased by $2.1 million or 88% compared to 2011 as we increased the number of subscription customers on our MySciLEARN platform.  License revenue declined $11.2 million or 56% due to the decline in booked sales and a smaller portion of customers purchasing perpetual licenses. Service and support revenue declined $3.8 million or 20% primarily due to a lower level of on-site services delivered compared to 2011.  For 2012, our renewal rate decreased to 80% from 87% in 2011, on a site basis.

We continue to focus on increasing the percentage of recurring, predictable revenue.  In the second quarter of 2011, we launched SciLEARN On Demand, a fully cloud-based platform.  Hosted off-site by Scientific Learning, SciLEARN On Demand allows anytime, anywhere access to our Fast ForWord products. In the second quarter of 2012, we released Reading Assistant on the MySciLEARN platform.  As of December 31, 2013, the total number of active schools was 3,109 with 89% of those sites using the MySciLEARN version of Fast ForWord and/or Reading Assistant. Over time, we expect that the increased availability of the MySciLEARN platform will help increase the portion of our revenue that is recurring.

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

The following reconciliation table sets forth our booked sales, revenues and change in deferred revenue (dollar amounts in thousands):

	Year Ended December 31,			2013-2012	2012-2011
	2013	2012	2011	% Change	% Change
Total deferred revenue beginning of period	$13,485	$17,322	$21,871	(22)%	(21)%
Booked sales	18,162	24,305	35,950	(25)%	(32)%
Less: revenue recognized	(21,062)	(28,143)	(41,079)	(25)%	(31)%
Adjustments	-	1	580	(100)%	(100)%

Total deferred revenue end of period	$10,585	$13,485	$17,322	(22)%	(22)%

2013 versus 2012: Booked sales declined 25% in 2013 compared to 2012.  Booked sales is primarily composed of sales to the K-12 sector which decreased by 28% to $14.6 million in 2013 compared to $20.2 million in 2012.  During 2013, reductions in federal spending due to sequestration more than offset slight improvements in state education budgets.  School districts elected to focus on retaining teaching positions and continuing their core operations rather than purchasing supplemental programs.  Booked sales to non-school customers decreased by 13% to $3.5 million in 2013 compared to 2012, primarily due to the termination of a large OEM contract and a change in contract terms with a significant licensee. Consumer and international sales increased in 2013 compared to 2012.

2012 versus 2011:  Booked sales declined 32% in 2012 compared to 2011.  Booked sales to the K-12 sector decreased by 35%  to $20.2 million in 2012 compared to $31.3 million in 2011. As described above, during 2012, state budget pressures again caused many school districts to focus on retaining teaching positions and continuing their core operations rather than purchasing supplemental programs. Booked sales to non-school customers decreased by 13% to $4.1 million in 2012 as compared to 2011, primarily due to a change in contract terms with some of our international VARs.

Booked sales to the K-12 sector for 2013, 2012 and 2011 were 80%, 83% and 87%, respectively, of total  booked sales.  “Other adjustments” in 2011 consists primarily of the recognition of deferred revenue and the related receivable for 2010 booked sales with Free-On-Board (“FOB”) destination delivery terms that were not delivered until 2011.

Historically, large booked sales, which we define as transactions totaling more than $100,000, have been an important indicator of mainstream education industry acceptance and an important factor in sales force productivity.  In 2013 and 2012, school districts struggled with current and anticipated budget shortfalls, making it especially difficult to close large deals in our pipeline. In 2013, we closed 17 transactions in excess of $100,000 compared to 25 in 2012 and 63 in 2011. Large booked sales include volume and negotiated discounts but the percentage discount applicable to any given transaction will vary and the relative percentage of large booked sales and smaller booked sales in a given quarter may fluctuate.  GAAP requires us to allocate discounts disproportionately to product licenses compared to service and support fees for non-subscription orders and accordingly, our product license revenues are disproportionately smaller than the related product booked sales. We cannot predict the size and number of large transactions in the future.

We continue to focus on increasing the percentage of subscription sales. In 2013, subscription booked sales increased 2% to $6.6 million. The following table sets forth information relating to our subscription booked sales (dollar amounts in thousands):

	Year Ended December 31,			2013-2012	2012-2011
	2013	2012	2011	% Change	% Change
Subscription booked sales	$6,576	$6,449	$4,213	2%	53%
Non-subscription booked sales	11,586	17,856	31,737	(35)%	(44)%

Total booked sales	$18,162	$24,305	$35,950	(25)%	(32)%

Subscription booked sales as a % of total booked sales	36%	27%	12%
Non-subscription booked sales as a % of total booked sales	64%	73%	88%

Non-subscription booked sales represents the sale of licenses, services and support for perpetual licenses and On Premise products.

Although the current economic and financial conditions make for an uncertain funding environment for our customers, we remain optimistic about our growth prospects in the K-12 and non-school markets. However, achieving our growth objectives will depend on increasing customer acceptance of our products, which requires us to continue to focus on improving our products’ ease of use, their fit with school requirements, and our connection with classroom teachers and administrators.  Our K-12 growth prospects are also influenced by factors outside our control, including general economic conditions and the overall level, certainty and allocation of state, local and federal funding. Although both federal and state budgets and education spending are expected to improve in 2014, there is no guarantee that these improvements will be reflected in our booked sales.

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

Gross Profit and Cost of Revenues

The following table sets forth information relating to our gross profits (dollar amounts in thousands):

	Year Ended December 31,			2013-2012	2012-2011
	2013	2012	2011	% Change	% Change
Gross profit on subscriptions	$5,462	$3,414	$1,794	60%	90%
Gross profit on licenses	2,753	7,796	18,590	(65)%	(58)%
Gross profit on service and support	7,938	9,145	10,007	(13)%	(9)%

Total gross profit	$16,153	$20,355	$30,391	(21)%	(33)%

Gross profit margin on subscriptions	81%	75%	75%
Gross profit margin on licenses	91%	89%	93%
Gross profit margin on service and support	70%	62%	54%

Total gross profit margin	77%	72%	74%

2013 versus 2012: The overall gross profit margin increased by five percentage points in 2013 compared to 2012 due primarily to improved gross margins in each revenue category.

Gross profit on subscriptions increased by 60% in 2013 compared to 2012, commensurate with the 48% increase in subscription revenue.  The gross profit margin increased by six percentage points primarily due to the increase in subscription sales without a significant increase in variable spending.

Gross profit on licenses decreased by 65% in 2013 compared to 2012, commensurate with the 66% decrease in license revenue.  The gross profit margin increased two percentage points primarily due to lower fixed costs, primarily of amortization of purchased software which declined.

Gross profit on service and support decreased by 13% in 2013 compared to 2012 primarily due to a 24% decline in service and support revenue during the year, mitigated by cost reductions as a result of a reduction of headcount as a part of our restructuring activities taken during the third quarter of 2012. The gross profit margin increased eight percentage points primarily due to the restructuring activities in 2012 and a lower proportion of onsite services which have a lower gross margin.

2012 versus 2011: The overall gross profit margin decreased by two percentage points in 2012 compared to 2011 due primarily to a change in mix of revenues from higher margin license revenue to lower margin subscriptions and service and support revenue.

Gross profit on subscriptions increased by 90% in 2012 compared to 2011, commensurate with the 88% increase in subscription revenue.  The gross profit margin was unchanged.

Gross profit on licenses decreased by 58% in 2012 compared to 2011, commensurate with 56% decrease in license revenue.  The gross profit margin decreased four percentage points primarily due to fixed costs, comprised primarily of amortization of purchased software, spread over a lower base of license revenue.

Gross profit on service and support decreased by 9% in 2012 compared to 2011 primarily due to 20% decline in service and support revenue during the year, mitigated by cost reductions as a result of a 52% reduction of headcount as a part of our restructuring activities taken during the third quarter of 2012. The gross profit margin increased eight percentage points primarily due to the restructuring activities in 2012.

Operating Expenses

The following table sets forth information relating to our expenses (dollar amounts in thousands):

	Year Ended December 31,			2013-2012	2012-2011
	2013	2012	2011	% Change	% Change
Sales and marketing	$9,105	$15,368	$17,979	(41)%	(15)%
Research and development	3,778	6,998	10,324	(46)%	(32)%
General and administrative	5,277	7,549	8,413	(30)%	(10)%
Impairment of goodwill	4,568	-	-	100%	n/a
Restructuring	219	1,462	-	(85)%	100%

Total operating expenses	$22,947	$31,377	$36,716	(27)%	(15)%

Sales and Marketing: Sales and marketing expenses consist principally of salaries and incentive compensation paid to employees engaged in sales and marketing activities, travel costs, tradeshows, conferences, and marketing and promotional materials. The $6.3 million decrease in sales and marketing expenses in 2013 as compared to 2012 was mainly due to a reduction in headcount, a move to lower cost virtual marketing activities and lower commission and bonus expenses.  The $2.6 million decrease in sales and marketing expenses in 2012 as compared to 2011 was mainly due a reduction in headcount, lower marketing activities expense and lower commission and bonus expenses.  At December 31, 2013, we had 32 quota-bearing sales personnel compared to 32 and 50 at December 31, 2012 and 2011, respectively.

Research and Development: Research and development expenses principally consist of compensation paid to employees and consultants engaged in research, product development, product management and product testing activities, together with software and equipment costs.  Research and development expenses decreased by $3.2 million in 2013 compared to 2012.  The decrease in research and development costs in 2013 compared to 2012 was primarily due to a reduction in headcount and lower spending on product development, as we have now released on demand versions of all our products.  Research and development expenses decreased by $3.3 million in 2012 compared to 2011, primarily due to a reduction in headcount and lower spending on development, as the second version of our On Demand offering was released early in 2012.

General and Administrative: General and administrative expenses principally consist of salaries and compensation paid to our executives, accounting staff and other support personnel, as well as travel expenses for these employees, and outside legal and accounting fees. The $2.3 million decrease in general and administrative expenses in 2013 compared to 2012 was primarily due to a  reduction of headcount, lower spending in consulting, reduced audit and tax expenses, lower software maintenance costs, and lower depreciation.  General and administrative expenses decreased $0.9 million in 2012 as compared to 2011, primarily due to a  reduction of headcount, lower spending in consulting and lower stock compensation expense.

Impairment of goodwill:  As part of our annual impairment test during the fourth quarter of 2013, we concluded that there were sufficient adverse indicators that triggered a goodwill impairment analysis.  Among the indicators were (1) economic and budgetary challenges in our key K-12 market, (2) our continued transition from an on-premise, perpetual license model to a subscription driven, web-based SaaS business model and its short term impact on profitability, and (3) a significant decrease in our market capitalization as a result of a decrease in the trading price of our common stock during the fourth quarter of 2013.  As a result of this analysis, we estimated the implied fair value of goodwill and compared the estimate to the carrying amount.  The results of the analysis indicated that the carrying value exceeded the implied fair value of goodwill by approximately $5 million.  Based on this, we concluded that a goodwill impairment existed as of December 31, 2013.  During the fourth quarter of 2013, we wrote off the full goodwill balance in the amount of $4.6 million.

Restructuring: During the fourth quarter of 2013, as part of our strategy to improve the efficiency of our development operations, better align our costs and organizational structure with the current economic environment and improve our profitability, we implemented a plan to discontinue our development operations in China.  The effected plan included a reduction in our workforce and closure of our China office and legal entity.  We notified the employees affected by the workforce reduction on November 5, 2013.  We  expect to complete the exit plan by June 30, 2014.  During the fourth quarter of 2013, we incurred a $0.2 million restructuring charge in connection with this exit activity.  The charge included severance costs, contract termination costs and legal fees.  Substantially all of these costs were cash expenditures and were paid through December 31, 2013.

During the third quarter of 2012, as part of our strategy to better align our costs and organization structure with the current economic environment and improve our profitability, we implemented reductions in our workforce totaling approximately 30% as compared to staff levels at the end of the second quarter.  The majority of the impact was on cost of service and support, sales and marketing and research and development expenses.  The restructuring charge of $1.5 million included severance and related costs associated with 65 employees notified of termination during the third quarter of 2012.  As of December 31, 2013, we have $0.1 million restructuring liability remaining.

Other Income and Expenses

The following table sets forth information relating to our interest and other income (expenses) (in thousands):

	Year Ended December 31,			2013-2012	2012-2011
	2013	2012	2011	% Change	% Change
Change in fair value of warrants	$737	$1,834	$-	(60)%	100%
Write off of long-term investment	-	(200)	-	100%	(100)%
Accrued interest payment-in-kind	(426)	-	-	(100)%	n/a
Amortization of debt discount and debt issuance costs	(325)	-	-	(100)%	n/a
Interest and other income (expense), net	(27)	(74)	13	(64)%	(669)%
Total interest and other income (expense), net	$(41)	$1,560	$13	(103)%	11900%

The change in fair value of warrants relates to the change in fair value of our common stock warrants which were issued on March 28, 2012 and April 5, 2013. The fair value was estimated using the Black-Scholes Merton option pricing model, which requires the input of highly subjective assumptions as determined by the Company’s management. To the extent these assumptions change in future periods, the fair value of the common stock warrants may increase or decrease and the change in fair value will be recorded in our results of operations.  The decrease in the fair value of warrants during 2013 is primarily due to the decrease in the Company’s stock price since the issuance of the warrants.

In the second quarter of 2012, we assessed the financial condition of a company in which we have a long-term investment and wrote off that investment because of a lower assessment of its prospects.

Accrued payment-in-kind interest is the amount of principal and interest payable related to the subordinated debt financing completed on April 5, 2013.  From the issuance date through the first anniversary thereof, we accrue interest and increase the principal.  See Note 7 to the consolidated financial statements for further discussion.

Debt discount and debt issuance costs related to the subordinated debt issued on April 5, 2013, are being amortized to interest expense over the life of the debt.  In addition, we are amortizing the deferred debt issuance costs over the life of the debt.  See Note 7 to the consolidated financial statements for further discussion.

Interest and other income (expense) include foreign exchange gains and losses as well as interest paid on amounts borrowed under our revolving line of credit with Comerica Bank.

Income Tax Provision

2013: During 2013, we recorded an income tax benefit of approximately $0.6 million, and our valuation allowance increased by approximately $2.8 million.  The large benefit is attributable to the decrease of the deferred tax liability related to the impairment of goodwill during the fourth quarter of 2013.  We did not owe any federal income taxes due to our current and past taxable losses. The tax provision in 2013 resulted from minimum state and statutory foreign taxes.

Our effective tax rate increased to 9.2% for fiscal year 2013 compared to (2.0%) for the same period a year ago.  The rate for 2013 was positive due to a large tax benefit recorded in the fourth quarter of 2013, related to the decrease of our deferred tax liability as it related to the impairment of goodwill.

As of December 31, 2013, we had U.S. federal and state net operating loss carryforwards of approximately $88.9 million and $37.1 million, respectively. The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2014 through 2033 if not utilized.  State net operating loss carryforwards will expire at various dates beginning in 2014 through 2033.

As of December 31, 2013, we had U.S. federal and state tax credit carryforwards of approximately $2.5 million and $3.5 million, respectively.  The federal credit will expire at various dates beginning in 2018 through 2033, if not utilized. California state research and development credits can be carried forward indefinitely.

2012: During 2012, we recorded an income tax provision of approximately $0.2 million, and our valuation allowance increased by approximately $3 million.  We did not owe any federal income taxes due to our current and past taxable losses. The tax provision in 2012 resulted from minimum state and statutory foreign taxes.

Our effective tax rate increased to (2.0)% for fiscal 2012 compared to (2.7%) for fiscal 2011.

2011: During 2011, we recorded an income tax provision of approximately $0.2 million, and our valuation allowance increased by approximately $2.6 million.  We did not owe any federal income taxes due to our current and past taxable losses. The tax provision in 2011 resulted from minimum state and statutory foreign taxes.

Net operating loss carryforwards and credit carryforwards reflected above are limited due to ownership changes as provided in the Internal Revenue Code and similar state provisions.

Liquidity and Capital Resources

Our cash and cash equivalents were $2.6 million at December 31, 2013, compared to cash and cash equivalents of $2.3 million at December 31, 2012.  We have used cash from operations of $3.2 million, $10.5 million and $7.2 million in the years ended December 31, 2013, 2012 and 2011, respectively.

During the next twelve months, we expect to continue to fund our operations primarily from our current cash balances, cash from our sale of patents completed on March 21, 2014 and the completion of additional financing activities.  On March 21, 2014, we completed the sale of patents to a third party.  See Note 19 to the consolidated financial statements for further discussion.  To obtain additional financing we are currently negotiating with banks to either amend our existing line of credit agreement with Comerica or to establish a new line of credit with a new bank to help fund our seasonal cash funding needs.  However, there can be no assurance that we can establish a line of credit on terms that are acceptable to us.  If we are unable to obtain additional financing, we may be unable to continue the development of our products and may have to cease operations.

Historically, we have used more cash in our operations during the first half of the year and have improved cash from operations in the second half.  This pattern results largely from our seasonally low sales in the first and fourth calendar quarters, which reflects our industry pattern, and the time needed to collect on sales made towards the end of the second quarter.  We expect that this pattern will continue, and that we will use cash in operations during the first half of 2014.  We expect that our cash balances, cash from our patent sale and the potential new line of credit that we anticipate completing will be sufficient to fund our operating requirements through the next twelve months.

However, funding our operations in this manner will require us to achieve certain levels of booked sales and cash collections and maintain lower expenses. We cannot, be certain that we will achieve our forecasted booked sales or cash collections.  If we are unable to achieve the needed levels of booked sales and cash collections, we expect to further reduce our expenses to ensure that we have sufficient liquidity to continue our operations through at least December 31, 2014.  Reducing expenses substantially below current levels could have a negative impact on our future growth potential.  In addition, we may be required to sell assets, issue additional equity securities or incur additional debt. We may not be able to accomplish any of these alternatives.

On April 5, 2013, we issued $4.6 million of subordinated debt securities and warrants to purchase an aggregate of 1,846,940 shares of our common stock, immediately exercisable at an exercise price initially equal to $1.03 per share, to a group of our current investors.  These notes issued pursuant to the subordinated note and warrant purchase agreement bear simple interest at a rate of 12% per annum.  From the issuance date through the first anniversary thereof, we will pay accrued and unpaid interest quarterly in arrears by increasing the principal amount of each note and thereafter will pay accrued and unpaid interest in cash in arrears on July 31, 2014, November 30, 2014 and the final payment date.  The notes mature on April 5, 2015.  The note and warrant purchase agreement contains customary affirmative and negative covenants, including notification and information covenants and covenants restricting our ability to merge or liquidate, incur debt, dispose of assets, incur liens, declare dividends or enter into transactions with affiliates.  The notes and warrant purchase agreements also require us to repay the notes upon the occurrence of a change of control (as defined in the note and warrant purchase agreement) at 101% of the principal amount thereof plus accrued and unpaid interest.

As of December 31, 2013, we had no borrowings outstanding on our line of credit with Comerica.  During the months ending January 31, 2013, February 28, 2013, May 31, 2013 and June 30, 2013 we were not in compliance with our line of credit covenants.  Comerica granted us waivers of the covenant violations for these periods.

On August 9, 2013, we amended our line of credit with Comerica. In the amendment, Comerica agreed to waive past covenant violations and agreed not to measure compliance with the minimum bookings covenant until such time as we seek to borrow against the line of credit. As of December 31, 2013, we were in compliance with the covenants that are being measured by Comerica.  The amendment also requires that the financial covenants be renegotiated prior to us borrowing against the line of credit.

At March 28, 2014, we are actively negotiating with banks to amend our existing line of credit or establish a new line of credit.  A new line of credit would require us to amend agreements with our subordinated debt holders. Should we fail to do this we may not have  a line of credit to draw upon.

We have used cash from operations of $3.2 million in 2013, a decrease from $10.5 million in 2012. Our cash used in operations has decreased in fiscal 2013 primarily due to the reduction of operating expenses as a result of our restructuring activities in 2012.  This was offset by our lower booked sales as compared to 2012, as we have continued to experience a decline in booked sales due to the funding constraints in the K-12 market and our business transition from selling perpetual software licenses to a SaaS model.

Net cash used in investing activities for 2013 was $0.2 million compared to net used in investing activities of $0.6 million for 2012.  Net cash used in investing activities in 2013 and 2012 solely consisted of the purchases of property and equipment of $0.2 million and $0.6 million, respectively.

Net cash provided by financing activities for 2013 was $3.7 million due to $4.6 million from the issuance of subordinated debt in April 2013, offset by the pay down of our line of credit by $0.8 million.  Net cash provided by financing activities generated $7.5 million for 2012 due to $6.5 million from the issuance of common stock as part of our private offering, $0.8 million in net borrowings on our line of credit and $0.2 million from proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations and Commitments

We have a non-cancelable lease agreement for our corporate office facilities in Oakland, California. The lease was extended in October 2012 through December 2015,with the minimum lease payment of approximately $38,000 per month for 2013, net of $50,000 per month applied from the security deposit.  The minimum lease payments are $33,000 per month for 2014 and 2015.  We also have a lease agreement for our Tucson, Arizona office, which was extended in June 2012 through August 2017,  with an average minimum lease payment of approximately $18,000 per month.  In addition, we lease certain equipment under capital lease arrangements that extend through 2014 for the amount of $25,000.

We also make royalty payments to the institutions who participated in the original research that produced our initial products. Our minimum royalty payments are $150,000 per year.

The following table summarizes our obligations at December 31, 2013 and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	2014	2015	2016	2017 and thereafter	Total
Contractual Obligations:
Lease obligations	$643	$624	$229	$155	$1,651
Minimum royalty obligations	150	-	-	-	150

Total	$793	$624	$229	$155	$1,801

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

There are four basic criteria which must be met to recognize revenue. These are: 1) persuasive evidence of an arrangement exists; 2) delivery of the product has occurred; 3) a fixed or determinable fee; and 4) the collection of the fee are reasonably assured. The application of the relevant accounting standards requires us to exercise significant judgment related to specific transactions and transaction types. In cases where extended payment terms are granted to school customers, we determine if the fixed or determinable fee criterion is met by reference to the customer’s specific funding sources, especially where the payment terms extend into the customer’s next fiscal year. If we determine that the fixed or determinable fee criterion is not met at the inception of the arrangement, we defer revenue recognition until the payments become due.

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

Multiple-element arrangements—arrangements with software and nonsoftware elements

Booked sales may include a combination of software related and nonsoftware related products and services offerings including on-demand subscription services, perpetual software licenses, support, training, implementation management, and other professional services. In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the nonsoftware elements. We then further allocate consideration within the software group to the respective elements within that group following the guidance in ASC 985-605 and our policies as described above. After the arrangement consideration has been allocated to the elements, we account for each respective element in the arrangement as described above.

Subscription revenue

Subscription revenue primarily includes revenue from annual or monthly customer subscriptions to our web-based applications, including Fast ForWord,  Reading Assistant, and BrainPro.  Subscription revenue is recognized as follows:

•	On-demand application services – revenue for subscription services is recognized ratably over the term of the subscription period.
•	Per student per month – student usage of any of our products during a calendar month. Revenue is recognized monthly over the period of use
•	Individual participant licenses – software licensed for a single participant. Revenue is recognized ratably over the term of the subscription period.

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

We evaluate the carrying value of goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying value of goodwill may exceed its fair value.  For the purposes of conducting our assessment, we have determined that there is a single reporting unit.  In assessing potential impairment, we estimate the fair value of the reporting unit and compare the  amount to the carrying value of the reporting unit.  If we determine that the carrying value of the reporting unit exceeds its fair value, an impairment charge is measured.

During the first three quarters of 2013, we concluded that there were sufficient adverse indicators to require an interim goodwill impairment analysis.  Among the indicators were (1) economic and budgetary challenges in our key K-12 market, (2) our continued transition from an on-premise, perpetual license model to a subscription driven, web-based SaaS business model and its short term impact on profitability, and (3) a significant decrease in our market capitalization as a result of a decrease in the trading price of our common stock during the first three quarters of 2013.  As a result of this analysis, we estimated the implied fair value of its goodwill and compared the estimate to the carrying amount.  The result of the analysis for the first three quarters of 2013 indicated that a goodwill impairment did not exist as of  March 31, 2013, June 30, 2013 and September 30, 2013.

As part of our annual impairment test during the fourth quarter of 2013, we considered whether the adverse indicators, noted above, continued to exist as of December 31, 2013.  We concluded that the adverse indicators continued to exist as of December 31, 2013, in addition to our stock price declining.  We further noted that there were no significant changes to its projections of future cash flows used to determine the implied fair value of goodwill.  As a result of the analysis, we estimated the implied fair value of our goodwill and compared the estimate to the carrying amount.  The results indicated that the carrying value exceeded the implied fair value of goodwill by approximately $5.0 million.  Based on this, we concluded that a goodwill impairment existed.  During the fourth quarter, we wrote off the full balance of goodwill in the amount of $4.6 million.

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities, and for net operating loss and tax credit carryforwards. We intend to maintain a valuation allowance until sufficient positive evidence exists to support the realize ability of the deferred tax assets.

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

Stock-Based Compensation

We use the Black-Scholes-Merton option valuation model to estimate stock-based compensation expense at the grant date based on the fair value of the award and recognize the expense ratably over the requisite service period of the award. Determining the appropriate fair value model and assumptions used in calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life.

The estimated expected stock price volatility increased from 62% in 2011 and 64% in 2012 to 84% in 2013. Our expected stock price volatility over the expected life of the options is based upon our historical experience over the historical period equal to the expected life of the options.

Our estimate of the forfeiture rate has also changed from 8.5% in 2011 and 2012 to 11.6% in 2013, based on our experience of actual forfeiture rates and our expectations of future pre-vesting termination behavior.  Stock-based compensation expense will be adjusted in the future if actual forfeiture rates differ significantly from our current estimates.

The requirement to expense stock-based awards will continue to materially reduce our reported results of operations. As of December 31, 2013, we had an aggregate of $0.7 million of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $0.3 million during 2014; $0.2 million during 2015; $0.1 million during 2016; and $0.05 million during 2017. These amounts reflect only outstanding stock awards as of December 31, 2013. We expect to continue to issue share-based awards to our employees in future periods.

Capitalization of internal use software and website development costs

We also capitalize costs related to internal use software and website application, infrastructure development and content development.  In each case, the software or website is for internal needs, and we do not plan to market the software externally. For the year ended December 31, 2013, we capitalized approximately $0.2 million of software and website development costs. For the years ended December 31, 2012 and 2011, we capitalized approximately $0.4 million and $1.2 million of software and website development costs, respectively.

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

Warrant Liability

In connection with the Company’s private common stock offering that closed on March 28, 2012, we issued warrants (“PIPE warrants”) to purchase an aggregate of 2,505,852 shares of common stock.  The warrants have an exercise price of $1.82 per share and expire five years from the date of issuance. In addition, the warrants contain a cash settlement provision that may be triggered upon request by the warrant holders if we are acquired or a merger event, as defined by the warrant agreement, occurs.

In addition, in connection with our subordinated debt financing completed on April 5, 2013, we issued warrants (“Sub-debt warrants”) to purchase an aggregate of 1,846,940 shares of common stock.  The warrants have an exercise price of $1.03 per share and expire three years from the date of issuance. The warrants contain a cash settlement provision that may be triggered upon request by the warrant holders if we are acquired or in the event of a merger, as defined by the warrant agreement, occurs.

Under the FASB ASC Topic 815, Derivatives and Hedging, an equity contract that can be settled in cash at the request of the holder must be classified as an asset or a liability. The accounting guidance also requires that the warrants be re-measured at fair value at each reporting date, with the change in fair value recorded in our consolidated statement of operations.

At December 31, 2013 the estimated fair value of the PIPE warrants was $268,000 and is recorded as a liability on our consolidated balance sheets. For the year ended December 31, 2013, there was a decrease of $266,000 to the warrant liability which was recorded in interest and other income on our consolidated statement of operations.

On April 5, 2013, the initial estimated fair value of the Sub-debt warrants was approximately $698,000.  At December 31, 2013, the estimated fair value of the Sub-debt warrants was approximately $227,000 and is recorded as a liability on the Company’s consolidated balance sheet.  For the year ended December 31, 2013, there was a decrease of $471,000, to the warrant liability which was recorded in interest and other income on our consolidated statement of operations.

The fair value was estimated using the Black-Scholes Merton option pricing model, which requires the input of highly subjective assumptions as determined by management. To the extent these assumptions change in future periods, the fair value of the common stock warrants may increase or decrease and the change in fair value will be recorded in our results of operations.  As of December 31, 2013, all common stock warrants were outstanding.

Payment in-kind interest

We accrue payment-in-kind interest.  It is the amount of principal and interest payable related to the subordinated debt financing completed on April 5, 2013.  From the issuance date through the first anniversary thereof, we accrue interest and increase the principal.  See Note 7 for further discussion.

Debt discount and debt issuance costs

We have debt discount and debt issuance costs related to the subordinated debt issued on April 5, 2013.  These costs are being amortized to interest expense over the life of the debt.  In addition, we are amortizing the deferred debt issuance costs over the life of the debt.  See Note 7 to the consolidated financial statements for further discussion.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Armanino LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Scientific Learning Corporation

We have audited the accompanying consolidated balance sheet of Scientific Learning Corporation as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows for the year  ended December 31, 2013. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness its internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scientific Learning Corporation at December 31, 2013, and the consolidated results of its operations and its cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ Armanino LLP

San Ramon, California

March 28, 2014

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Scientific Learning Corporation

We have audited the accompanying consolidated balance sheet of Scientific Learning Corporation as of December 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scientific Learning Corporation at December 31, 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ Ernst & Young LLP

San Jose, California

April 1, 2013

SCIENTIFIC LEARNING CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$2,638	$2,272
Accounts receivable, net of allowance for doubtful accounts of $23 and $52, respectively	2,259	2,446
Prepaid expense and other current assets	630	1,484
Total current assets	5,527	6,202

Property and equipment, net	936	2,028
Goodwill	-	4,568
Other assets	652	260
Total assets	$7,115	$13,058

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$294	$715
Accrued liabilities	1,760	1,981
Loan payable	-	800
Deferred revenue, short-term	9,703	10,964
Total current liabilities	11,757	14,460
Deferred revenue, long-term	882	2,521
Long-term debt	4,608	-
Warrant liability	495	534
Other liabilities	8	771
Total liabilities	17,750	18,286

Commitments and contingencies (see Note 16 to the consolidated financial statements)

Stockholders' deficit:
Common stock $0.001 par value: 40,000,000 authorized, 23,873,705 and 23,442,837 shares issued and outstanding at December 31, 2013 and 2012, respectively, and additional paid-in capital	96,642	95,839
Accumulated deficit	(107,273)	(101,069)
Accumulated other comprehensive income (loss)	(4)	2
Total stockholders' deficit	(10,635)	(5,228)

Total liabilities and stockholders' deficit	$7,115	$13,058

See accompanying notes to audited consolidated financial statements.

SCIENTIFIC LEARNING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Subscription	$6,709	$4,524	$2,407
License	3,011	8,770	20,002
Service and support	11,342	14,849	18,670

Total revenues	21,062	28,143	41,079

Cost of revenues:
Cost of subscription	1,247	1,110	613
Cost of license	258	974	1,412
Cost of service and support	3,404	5,704	8,663

Total cost of revenues	4,909	7,788	10,688

Gross profit	16,153	20,355	30,391

Operating expenses:
Sales and marketing	9,105	15,368	17,979
Research and development	3,778	6,998	10,324
General and administrative	5,277	7,549	8,413
Impairment of goodwill	4,568	-	-
Restructuring	219	1,462	-

Total operating expenses	22,947	31,377	36,716

Operating loss	(6,794)	(11,022)	(6,325)

Interest and other income (expense), net	(41)	1,560	13

Loss before provision for income tax	(6,835)	(9,462)	(6,312)
Provision (benefit) for income taxes	(631)	188	164

Net loss	$(6,204)	$(9,650)	$(6,476)

Net loss per share:
Basic and diluted net loss per share	$(0.26)	$(0.43)	$(0.34)

Weighted average shares used in computation of per share data:
Basic and diluted weighted average shares outstanding	23,673	22,310	18,870

See accompanying notes to audited consolidated financial statements.

SCIENTIFIC LEARNING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2013	2012	2011

Net loss	$(6,204)	$(9,650)	$(6,476)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(6)	(1)	3
Comprehensive loss	$(6,210)	$(9,651)	$(6,473)

See accompanying notes to audited consolidated financial statements.

SCIENTIFIC LEARNING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating Activities:
Net loss	$(6,204)	$(9,650)	$(6,476)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,343	2,446	1,924
Investment impairment charge	-	200	-
Capitalized software impairment charge	-	116	-
Fixed asset impairment charge	35	23	-
Goodwill impairment charge	4,568	-	-
Stock based compensation expense	750	815	1,232
Paid-in-kind interest expense	426	-
Amortization of debt discount and deferred debt issuance cost	325	-	-
Decrease in fair value of warrant	(737)	(1,834)	-
Changes in operating assets and liabilities:
Accounts receivable	187	1,987	620
Prepaid expenses and other current assets	854	225	409
Other assets	(401)	807	62
Accounts payable	(421)	(166)	338
Accrued liabilities	(221)	(1,575)	(642)
Deferred revenue	(2,900)	(3,837)	(4,549)
Other liabilities	(763)	(14)	(72)
Net cash used in operating activities	(3,159)	(10,457)	(7,154)

Investing Activities:
Purchases of property and equipment and additions to capitalized software	(204)	(598)	(2,138)
Purchases of investments	-	-	(5,313)
Sales and maturities of investments		-	14,832
Net cash (used in) provided by investing activities	(204)	(598)	7,381

Financing Activities:
Borrowings under bank line of credit	2,300	8,597	-
Repayment of borrowings under bank line of credit	(3,100)	(7,797)	-
Proceeds from exercise of options and employee stock purchase plan	54	178	370
Proceeds from issuance of common stock, net	-	6,512	-
Proceeds from issuance of subordinated debt	4,600	-	-
Debt issuance cost	(118)	-	-
Net settlement of common stock	(1)	(33)	(144)
Net cash provided by financing activities	3,735	7,457	226

Effect of exchange rate changes on cash and cash equivalents	(6)	(1)	3

Increase (decrease) in cash and cash equivalents	366	(3,599)	456

Cash and cash equivalents at beginning of period	2,272	5,871	5,415

Cash and cash equivalents at end of period	$2,638	$2,272	$5,871

Supplemental disclosure of cash flow information
Cash paid for income taxes	$2	$32	$25
Cash paid for interest	$27	$66	$13

Non-cash financing activity
Fair value of common stock warrants issued in connection with common stock offering	$-	$2,368	-
Fair value of common stock warrants issued in connection with subordinated debt financing	$698	$-	$-

See accompanying notes to audited consolidated financial statements.

SCIENTIFIC LEARNING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

Common Stock and

Additional Paid-In Capital

	Shares	Amount	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
Balance at December 31, 2010	18,702,044	$ 89,277	$ (84,943)	$ -	$ 4,334

Issuance of common stock under stock option plan	34,896	62	-	-	62
Issuance of common stock under employee stock purchase plan	117,961	306	-	-	306
Stock-based compensation expense		1,232	-	-	1,232
Vesting of restricted stock units	150,252	2	-	-	2
Tax withholding related to vesting of restricted stock units	-	(144)	-	-	(144)
Net loss	-	-	(6,476)	-	(6,476)
Currency translation adjustment	-	-	-	3	3
Balance at December 31, 2011	19,005,153	90,735	(91,419)	3	(681)

Issuance of common stock under stock option plan	35,582	42	-	-	42
Issuance of common stock under employee stock purchase plan	149,482	131	-	-	131
Exercise of options and warrants in private offering	4,176,420	4	-	-	4
Net proceeds from private offering	-	4,140	-	-	4,140
Stock-based compensation expense	-	815	-	-	815
Vesting of restricted stock units	76,200	-	-	-	-
Tax withholding related to vesting of restricted stock units	-	(28)	-	-	(28)
Currency translation adjustment	-	-	-	(1)	(1)
Net loss	-	-	(9,650)	-	(9,650)
Balance at December 31, 2012	23,442,837	95,839	(101,069)	2	(5,228)

Issuance of common stock under employee stock purchase plan	149,477	54	-	-	54
Stock-based compensation expense	-	750	-	-	750
Vesting of restricted stock units	283,989	-	-	-	-
Tax withholding related to vesting of restricted stock units	(2,598)	(1)	-	-	(1)
Currency translation adjustment	-	-	-	(6)	(6)
Net loss	-		(6,204)	-	(6,204)
Balance at December 31, 2013	23,873,705	$ 96,642	$ (107,273)	$ (4)	$ (10,635)

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

Basis of Presentation and Liquidity

The Company’s cash and cash equivalents were $2.6 million at December 31, 2013, compared to cash and cash equivalents of $2.3 million at December 31, 2012. The Company has used cash from operations of $3.2 million. $10.5 million and $7.2 million in the years ended December 31, 2013, 2012 and 2011, respectively and have a working capital deficiency at December 31, 2013.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The 2013 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

During the next twelve months, the Company expects to continue to fund its operations primarily from its current cash balances, cash from the Company’s sale of its patents and the completion of additional financing activities.  On March 21, 2014, the company completed the sale of patents to a third party.  See Note 19 to the consolidated financial statements for further discussion.  To obtain additional financing the company is currently negotiating with banks to either amend its existing line of credit agreement with Comerica or to establish a new line of credit with a new bank to help fund its seasonal cash funding needs.  However, there can be no assurance that the Company can establish a line of credit on terms that are acceptable to the Company.  If the Company is unable to obtain additional financing, it may be unable to continue the development of its products and may have to cease operations.

Historically, the Company has used more cash in its operations during the first half of the year and has improved cash from operations in the second half.  This pattern results largely from its seasonally low sales in the first and fourth calendar quarters, which reflects the Company’s  industry pattern, and the time needed to collect on sales made towards the end of the second quarter.  The Company expects that this pattern will continue, and that it will use cash in operations during the first half of 2014.  The Company expects that its cash balances, cash from its patent sale and the potential new line of credit that it anticipates completing will be sufficient to fund the Company’s operating requirements through the next twelve months.

However, funding the Company’s operations in this manner will require it to achieve certain levels of booked sales and cash collections and maintain lower expenses. The Company cannot, however, be certain that it will achieve its forecasted booked sales or cash collections.  If the Company is unable to achieve the needed levels of booked sales and cash collections, it expects to further reduce its expenses to ensure that it has sufficient liquidity to continue its operations through at least December 31, 2014.  Reducing expenses substantially below current levels could have a negative impact on the Company’s future growth potential.  In addition, the Company may be required to sell assets, issue additional equity securities or incur additional debt. The Company may not be able to accomplish any of these alternatives.

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

Historically, the Company has maintained a revolving line of credit with Comerica.  On August 9, 2013, the Company amended its credit line with Comerica. The Company’s amended line of credit has an effective limit of $4 million.  In the amendment, Comerica agreed to waive past covenant violations and agreed not to measure compliance with the minimum bookings covenant until such time as the Company seeks to borrow against the line of credit. The amendment also requires that certain financial covenants be renegotiated prior to the Company borrowing against the line of credit.

As of December 31, 2013, the Company had no borrowings outstanding on the line of credit.  During the months ending January 31, 2013, February 28, 2013, May 31, 2013 and June 30, 2013 the Company was not in compliance with its line of credit covenants.  Comerica granted the Company waivers of the covenant violations for these periods.  Under the terms of the August 9, 2013 amendment to the line of credit, Comerica is not currently measuring the Company’s compliance with the minimum bookings covenants.  As December 31, 2013, the Company is in compliance with the covenants that are being measured by Comerica.

At March 28, 2014, the Company is actively negotiating with banks to amend its existing line of credit with Comerica or establish a new line of credit with a new bank.  A new line of credit would require the Company to amend agreements with its subordinated debt holders. Should the Company fail to do this, it may not have  a line of credit to draw upon.  There is no assurance that the Company will be able to successfully do so.

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

Multiple-element arrangements—arrangements with software and nonsoftware elements

Booked sales may include a combination of software related and nonsoftware related products and services offerings including on-demand subscription services, perpetual software licenses, support, training, implementation management, and other professional services. In such arrangements, the Company first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the nonsoftware elements. The Company then further allocate consideration within the software group to the respective elements within that group following the guidance in ASC 985-605 and our policies as described above. After the arrangement consideration has been allocated to the elements, the Company accounts for each respective element in the arrangement as described above.

Subscription revenue

Subscription revenue primarily includes revenue from annual or monthly customer subscriptions to our web-based applications, including Fast ForWord,  Reading Assistant, and BrainPro.  Subscription revenue is recognized as follows:

•	On-demand application services – revenue for subscription services is recognized ratably over the term of the subscription period.
•	Per student per month – student usage of any of our products during a calendar month. Revenue is recognized monthly over the period of use.
•	Individual participant licenses – software licensed for a single participant. Revenue is recognized ratably over the term of the subscription period.

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

Software and Website Development Costs

The Company capitalizes certain software development costs incurred subsequent to the establishment of technological feasibility and amortizes those costs over the estimated lives of the related products. The annual amortization is computed using the straight-line method over the remaining estimated economic life of the product. Technological feasibility is established upon completion of a working model. In 2013, 2012 and 2011, the Company capitalized $0.03 million, $0.1 million and $0.1 million of costs, respectively, relating to new products that had reached technological feasibility. For the years ended December 31, 2013, 2012 and 2011 amortization costs were $0.08 million, $0.2 million and $0.1 million respectively.

The Company also capitalizes costs related to internal use software and website application, infrastructure development and content development costs.  Costs related to preliminary project activities and post implementation activities were expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The capitalized costs are included in “Property and equipment” in the consolidated balance sheets. In each case the software or website is for internal needs, and the Company does not plan to market the software externally. For the years ended December 31, 2013, 2012, and 2011, the Company capitalized approximately $0.2 million, $0.4 million and $1.2 million of software and website development costs, respectively. For the years ended December 31, 2013, 2012 and 2011 amortization costs were $0.7 million, $0.9 million, and $0.5 million respectively.

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

Payment in-kind interest

The Company accrues payment-in-kind interest.  It is the amount of principal and interest payable related to the subordinated debt financing completed on April 5, 2013.  From the issuance date through the first anniversary thereof, the Company accrues interest and increase the principal.  See Note 7 to the consolidated financial statements for further discussion.

Debt discount and debt issuance costs

The Company has debt discount and debt issuance costs related to the subordinated debt issued on April 5, 2013.  These costs are being amortized to interest expense over the life of the debt.  In addition, the Company amortizes the deferred debt issuance costs over the life of the debt.  See Note 7 to the consolidated financial statements.

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

Goodwill is required to be tested annually for impairment or between annual impairment tests if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual assessment for impairment of goodwill in the fourth quarter of each year and determined that there is a single reporting unit for the purposes of conducting the assessment.  In assessing potential impairment, the Company estimates the fair value of the reporting unit and compares the  amount of the carrying value of the reporting unit.  If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be measured.

As part of the Company’s annual impairment test during the fourth quarter of 2013, it concluded that there were sufficient adverse indicators that triggered a goodwill impairment analysis.  Among the indicators were (1) economic and budgetary challenges in the Company’s  key K-12 market, (2) its continued transition from an on-premise, perpetual license model to a subscription driven, web-based SaaS business model and its short term impact on profitability, and (3) a significant decrease in the Company’s  market capitalization as a result of a decrease in the trading price of its common stock during the fourth quarter of 2013.  As a result, the Company estimated the fair value of its goodwill and compared the estimate to the carrying amount.  The results indicated that the carrying value exceeded the implied fair value of goodwill by approximately $5 million.  Based on this, the Company concluded that a goodwill impairment existed at December 31, 2013.  During the fourth quarter of 2013, the Company wrote off the full goodwill  balance in the amount of $4.6 million.

Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. In 2013, the Company recorded $0.03 million of impairment charges related to long-lived assets.  In 2012, the Company determined that no long-lived assets were impaired.

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

An allowance for doubtful accounts is determined with respect to those accounts that have been determined to be doubtful of collection.   Two customers accounted for more than 43% of our accounts receivable balance at December 31, 2013.  47% of this balance was subsequently collected in February 2014.  One customer accounted for more than 24% of our accounts receivable balance at December 31, 2012.  This was subsequently collected in January 2013.   No customer accounted for more than 10% of revenue in the years ended December 31, 2013, 2012 or 2011.

The Company has no off-balance sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other hedging arrangements.

Concentration of sales in the K-12 market potentially exposes the Company to risk. More than 80% of our 2013 booked sales came from the K-12 market in the United States and Canada.  That market is characterized by its dependence on federal funding and state and local tax revenues; a political environment, particularly when large transactions are involved; and a generally conservative approach to change.  All of these attributes, particularly in the current economic and political environment, can result in a time-consuming and unpredictable sales cycle for large transactions.  Because of the concentration of our sales in this market, we are particularly exposed to its risks.

Accounting for Stock-Based Compensation

Stock-based compensation expense is recorded on a straight-line basis over the requisite service period and includes an estimate for forfeitures.

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $0.06 million, $0.3 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

For the year ended December 31, 2013, 2012 and 2011, 1,785,985,  1,676,080 and 1,195,994 stock options, respectively, were excluded from the calculation of diluted net income per share because their effect is anti-dilutive. For the year ended December 31, 2013, common stock warrants exercisable for 4,352,792 shares of common stock were excluded from the calculation of diluted net income per share because their effect is anti-dilutive.

Foreign Currency Translation

The functional currency of the Company’s China subsidiary is the local currency, Chinese RMB. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as part of a separate component of stockholders’ equity (deficit). Foreign currency transaction gains and losses are included in interest and other income (expense), net. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate as of the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

2. Warrant Liability

In connection with the Company’s private common stock offering that closed on March 28, 2012, the Company issued warrants (“PIPE warrants”) to purchase an aggregate of 2,505,852 shares of common stock.  The warrants have an exercise price of $1.82 per share and expire five years from the date of issuance. In addition, the warrants contain a cash settlement provision that may be triggered upon request by the warrant holders if the Company is acquired or a merger event, as defined by the warrant agreement.

In addition, in connection with the Company’s subordinated debt financing completed on April 5, 2013, the Company issued warrants (“Sub-debt warrants”) to purchase an aggregate of 1,846,940 shares of common stock.  The warrants have an exercise price of $1.03 per share and expire three years from the date of issuance. The warrants contain a cash settlement provision that may be triggered upon request by the warrant holders if the Company is acquired or in the event of a merger, as defined by the warrant agreement.

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

At December 31, 2013, the estimated fair value of the PIPE warrants was approximately $268,000 and is recorded as a liability on the Company’s consolidated balance sheet.  For twelve months ended December 31, 2013, there was a decrease of  approximately $266,000 to the warrant liability which was recorded as income, in interest and other income on the consolidated statements of operations.

At December 31, 2013, the estimated fair value of the Sub-debt warrants was approximately $227,000 and is recorded as a liability on the Company’s consolidated balance sheet.  For the twelve months ended December 31, 2013, there was a decrease of approximately $471,000 to the warrant liability which was recorded as income, in interest and other income on the consolidated statements of operations.

The fair value was estimated using the Black-Scholes-Merton option pricing model, which requires the input of highly subjective assumptions as determined by management. To the extent these assumptions change in future periods, the fair value of the common stock warrants may increase or decrease and the change in fair value will be recorded in our results of operations.  As of December 31, 2013, all common stock warrants were outstanding.

3. Restructuring

During the fourth quarter of 2013, as part of the Company’s strategy to improve the efficiency of its development operations, better align its costs and organization structure with the current economic environment and improve its profitability, the Company implemented a plan to discontinue the Company’s development operations in China.  The effected plan included a reduction in its workforce and closure of its China office and legal entity.  The Company notified the employees affected by the workforce reduction on November 5, 2013.  The Company expects to complete the exit plan by June 30, 2014.  During the fourth quarter of 2013, the Company incurred a $0.2 million restructuring charge in connection with this exit activity.  The charge included severance costs, contract termination costs and legal fees.  Substantially all of the charge were cash expenditures and were paid through December 31, 2013.

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

As a result, the Company recorded severance costs of $1.5 million, of which the Company paid $1.1 million during fiscal 2012.  As of December 31, 2013, $0.1 million remains recorded within Accrued Liabilities.  During the fourth quarter of 2012, the Company adjusted the restructuring liability by $0.1 million for certain benefits originally accrued but not actually elected by employees.  A significant portion of this liability is related to severance payments for two officers that departed the Company in the third quarter of 2012, but are payable over an extended period of time.

Accrued costs are shown in the following table (in thousands):

Restructuring
Accrued at December 31, 2011	$-
Charges	1,462
Cash payments	(1,060)
Adjustments	(117)
Accrued at December 31, 2012	285
Charges	219
Cash payments	(333)
Adjustments	(28)
Accrued at December 31, 2013	$143

The majority of the restructuring charges in 2013 were for severance related to the closure of our development operations in China.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2013	2012
Prepaid expenses	$559	$756
Short term deposit	1	603
Other receivables	70	125
Total prepaid expenses and other current assets	$630	$1,484

5. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2013	2012
Computer equipment and software	$7,676	$7,545
Office furniture and equipment	261	261
Leasehold improvements and leased equipment	986	986
Total property and equipment	8,923	8,792
Less: Accumulated depreciation	(7,987)	(6,764)
Total property and equipment, net	$936	$2,028

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $1.3 million, $1.8 million and $1.3 million, respectively.  Depreciation includes amortization of capitalized leases.

6. Fair Value Measurements of Financial Instruments

The Company generally invests its excess cash in money market funds.  Cash and cash equivalents represents highly liquid instruments with insignificant interest rate risk and original maturities of three months or less. The Company did not hold any short-term investments as of December 31, 2013 and 2012.

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

Cash equivalents as of December 31, 2013 and 2012, consist of money market funds that have original maturities of 90 days or less.  These instruments are valued using quoted prices in active markets and as such are classified in Level 1 of the fair value hierarchy.

At December 31, 2013, the Company had no borrowings outstanding under our credit line with Comerica.  The line of credit is measured at the carrying value at each reporting period and is classified as a current liability.  The line of credit is classified as a Level 1 in the Company’s fair value hierarchy.  The fair value of the line of credit approximates the carrying value.

The Company has no Level 2 financial assets as of December 31, 2013 and 2012.

At December 31, 2013, the Company had outstanding warrants to purchase shares of its common stock, which were issued on March 28, 2012 and April 5, 2013.  The warrants are measured at fair value each reporting period and are classified as liabilities with a fair value of $0.5 million at December 31, 2013.  The warrants are valued using the Black-Scholes-Merton option pricing model using valuation assumptions determined by management and are classified as Level 3 in the Company’s fair value hierarchy.

The Company used the following assumptions when determining the fair value of the PIPE warrants:

	December 31,
	2013	2012
Expected life (in years)	3.25	4.25
Risk-free interest rate	0.90%	0.61%
Dividend yield	0%	0%
Expected volatility	127%	76%

The Company assessed the sensitivity of the fair value of the PIPE warrants with respect to the assumptions above and noted that a change in the price of our common stock of 10% would affect the fair value of the warrants by 11% or $0.03 million.  A change in volatility of 10% would affect the fair value of the warrants by 18% or $0.05 million.

As of December 31, 2013, the Company used the following assumptions when determining the fair value of the Sub-debt warrants:

Expected life (in years)	2.3
Risk-free interest rate	0.48%
Dividend yield	0%
Expected volatility	148%

The Company assessed the sensitivity of the fair value of the Sub-debt warrants with respect to the assumptions above and noted that a change in the price of our common stock of 10% would affect the fair value of the warrants by 11% or $0.03 million.  A change in volatility of 10% would affect the fair value of the warrants by 14% or $0.03 million.

The following table summarizes the changes in fair value for the outstanding common stock warrants (in thousands):

Change in FV of Common Stock Warrants
Issuance of pipe warrants	$2,368
Total change in fair value	(1,834)
Balance at December 31, 2012	534
Issuance of warrants with subordinated debt financing	698
Total change in fair value	(737)
Balance at December 31, 2013	$495

The following is a summary of the Company’s financial assets as of December 31, 2013  and 2012 that are accounted for at fair value on a recurring basis by level in accordance with the fair value hierarchy described above (in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market instruments	$650	$-	$-	$650
Liabilities:
Common stock warrants	$-	$-	$495	$495

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market instruments	$649	$-	$-	$649
Liabilities:
Common stock warrants	$	$-	$534	$534
Line of Credit	$800	$	$	$800

7.  Long-term debt

On April 5, 2013, the Company issued $4.6 million of subordinated debt securities and warrants to purchase an aggregate of 1,846,940 shares of the Company’s common stock, to a group of its current investors.  The notes issued pursuant to the subordinated note and warrant purchase agreement bear simple interest at a rate of 12% per annum.  From the issuance date through the first anniversary thereof, the Company will pay accrued and unpaid interest quarterly in arrears by increasing the principal amount of each note (“PIK Interest”) and thereafter will pay accrued and unpaid interest in cash in arrears on July 31, 2014, November 30, 2014 and the final payment date.  The notes mature on April 5, 2015.  The note and warrant purchase agreement contains customary affirmative and negative covenants, including notification and information covenants and covenants restricting the Company’s ability to merge or liquidate, incur debt, dispose of assets, incur liens, declare dividends or enter into transactions with affiliates.  As of December 31, 2013, the Company was in compliance with all covenants related to the subordinated debt.  The note and warrant purchase agreement also requires the Company to repay the notes upon the occurrence of a change of control (as defined in the note and warrant purchase agreement) at 101% of the principal amount thereof plus accrued and unpaid interest.

The total value allocated to the warrants was approximately $698,000 and was recorded as a debt discount against the proceeds of the notes and will be amortized to interest expense over term of the notes.  See Note 2.  The aggregate debt issuance costs associated with the subordinated debt financing were $118,000, which are comprised of outside legal costs. These costs have been capitalized as debt issuance costs, included in Other Assets and will be amortized as interest expense over the life of the notes.  For twelve months ended December 31, 2013, the Company recorded amortization expense of $44,000.

At December 31, 2013, the Company's subordinated notes payable is made up of the following (in thousands):

December 31, 2013
Subordinated notes payable	$4,600
Deferred debt discount	(418)
Accrued PIK interest	426
Long-term debt	$4,608

8. Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2013	2012
Long-term lease deposits	$116	$135
Deferred rent asset - long term	430	-
Capitalized software, net	28	74
Other	78	51
Total other assets	$652	$260

Capitalized software amortization of $0.05 million and $0.6 million was charged to expense in 2013 and 2012, respectively.

9. Stock-Based Compensation

Stock-Based Compensation Plans

On December 31, 2013, the Company had two active share-based compensation plans, which are described below.

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

In May 1999 the Company’s stockholders approved the Employee Stock Purchase Plan (ESPP), which became effective upon the completion of the initial public offering of the Company’s common stock. The total number of shares originally authorized for issuance under the plan was 700,000. In June 2007 and June 2011, an additional 500,000 shares were authorized, respectively. The total number of shares authorized for issuance under this plan is 1,700,000.  Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable one-year offering period or the last day of the applicable six-month purchase period. At December 31, 2013, 226,608 shares were available for issuance under this plan.

Stock-Based Compensation Expense

Compensation expense is recognized for the fair values of stock-based awards, which typically have graded vesting, on a straight-line basis over the requisite service period.

Forfeitures are required to be estimated at the time of grant. The estimates are revised in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. The following table summarizes the stock-based compensation expense recorded in the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenues	$7	$19	$42
Sales and marketing	45	119	270
Research and development	98	143	260
General and administrative	600	534	660
Total stock-based compensation expense	$750	$815	$1,232

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

Estimated Forfeiture rate – Based on the history of option forfeitures and our expectations of future pre-vesting termination behavior.

The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected life (in years)	5.3	5.5	5.5
Risk-free interest rate	1.01%	0.9%	2.0%
Dividend yield	0%	0%	0%
Expected volatility	84%	64%	62%
Estimated forfeiture rate	11.6%	8.5%	8.5%

Summary of Stock Options

The following table summarizes all stock option activity under the Company’s stock-based compensation plans for the year ended December 31, 2013:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,487,921	$ 3.01	5.9	$ 120
Granted	783,750	0.65
Exercised	-	-
Forfeited	(26,761)	3.02
Expired	(193,610)	3.29
Outstanding at December 31, 2013	2,051,300	2.08	7.1	$ 2,980

Expected to vest at December 31, 2013	1,907,892	$ 2.17	6.9	$ 2,548

Exercisable at December 31, 2013	1,115,860	$ 3.07	5.3	$ 0

The aggregate intrinsic value of options outstanding at December 31, 2013 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for 206,000 shares that had exercise prices that were lower than the $0.24 market price of the Company’s common stock at December 31, 2013 (“in the money options”). There were no options exercised during the year ending December 31, 2013.  The total intrinsic value of options exercised during the years ended December 31, 2012 and 2011 was $7,000 and $39,000, respectively. The fair value of options vested during the years ended December 31, 2013, 2012 and 2011 was $0.3 million, $0.2 million and $1.2 million, respectively. The weighted average grant date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $0.41, $0.80 and $1.75, respectively.

As of December 31, 2013, total unrecognized compensation cost related to stock options granted under the Company’s various plans was $0.4 million. The Company expects that cost to be recognized over a weighted-average period 2.66 years.

Summary of Restricted Stock Units and Restricted Stock Awards

The following table summarizes all restricted stock unit (RSU) and restricted stock awards (RSA) activity under the Company’s stock-based compensation plans for the year ending December 31, 2013:

	Number of Shares	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	366,915	1.32	$ 231,156
Awarded	268,928
Released (Vested)	(284,720)
Forfeited	-
Expired	-
Outstanding at December 31, 2013	351,123	1.82	$ 82,549

Expected to Vest at December 31, 2013	297,122	1.50

The fair value of these RSUs and RSAs is calculated based upon the fair market value of the Company’s stock at the date of grant, less an estimate of pre-vesting forfeitures. The weighted-average grant-date fair value of  RSUs and RSAs awarded during fiscal years 2013, 2012 and 2011 was $0.64,  $1.35 and $3.10, respectively, and the fair value of RSUs and RSAs that vested during fiscal years 2013, 2012 and 2011 was $0.4 million, $0.4 million and $0.7 million, respectively. As of December 31, 2013, total unrecognized compensation cost related to restricted stock units was $0.3 million. The Company expects that cost to be recognized over a weighted-average period 2.66 years.

Employee Stock Purchase Plan (“ESPP”)

ESPP awards were valued using the Black-Scholes model using the following assumptions:

	Year Ended December 31,
	2013	2012	2011

Expected life (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	0.1%	0.1%	0.2%
Dividend yield	0%	0%	0%
Expected volatility	109%	58%	40%

Disclosures Pertaining to All Share-Based Compensation Plans

Cash received under all share-based payment arrangements for the years ended December 31, 2013, 2012 and 2011 was $0.05 million, $0.2 million and $0.4 million, respectively, related to the exercise of stock options and the purchase of ESPP shares. The weighted-average grant-date fair value of options, restricted stock units and restricted stock awards granted in the years ended December 31, 2013, 2012 and 2011 was $0.47,  $1.02 and $2.28 per share, respectively. The Company issues new shares upon option exercise and does not repurchase or issue treasury shares.

10. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Accrued vacation	$529	$589
Accrued commission and bonus	449	174
Accrued severance and retention	283	560
Other accrued liabilities	285	475
Accounts payable accruals	214	183
Total accrued liabilities	$1,760	$1,981

11. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	December 31,
	2013	2012
Current:
Subscriptions	$3,020	$2,864
License	705	368
Service and support	5,978	7,732
Total deferred revenue, short-term	$9,703	$10,964
Long-term:
Subscriptions	$55	$106
License	30	39
Service and support	797	2,376
Total deferred revenue, long-term	$882	$2,521

12. Warranties and Indemnification

The Company generally provides a warranty that the Company’s software products substantially operate as described in the manuals and guides that accompany the software for a period of 90 days.  The warranty does not apply in the event of misuse, accident, and certain other circumstances.  To date, the Company has not incurred any material costs associated with these warranties and has no accrual for such items at December 31, 2013.

From time to time, the Company enters into contracts that require the Company, upon the occurrence of certain contingencies, to indemnify parties against third party claims.  These contingent obligations primarily relate to (i) claims against the Company’s customers for violation of third party intellectual property rights caused by the Company’s products; (ii) claims resulting from personal injury or property damage resulting from the Company’s activities or products; (iii) claims by the Company’s office Lessor arising out of the use of the premises; and (iv) agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their activities on behalf of the Company.  No liabilities have been recorded for these obligations as of December 31, 2013.

13. Bank Line of Credit

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

As of December 31, 2013, the Company had no borrowings outstanding on the line of credit.  During the months ending January 31, 2013, February 28, 2013, May 31, 2013 and June 30, 2013 the Company was not in compliance with its line of credit covenants.  Comerica granted the Company waivers of the covenant violations for these periods.  Under the terms of the August 9, 2013 amendment to the line of credit, Comerica is not currently measuring the Company’s compliance with the minimum bookings covenants.  As of December 31, 2013, the Company is in compliance with the covenants that are being measured by Comerica.

At March 28, 2014, the Company is actively negotiating with banks to amend its existing line of credit with Comerica or establish a new line of credit with a new bank.  A new line of credit would require the Company to amend agreements with its subdebt holders. Should the Company fail to do this, it may not have  a line of credit to draw upon.  There is no assurance that the Company will be able to successfully do so.

14.  Provision for Income Taxes

Substantially all income (loss) before income taxes is derived from the United States.

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$(15)	$-	$-
State	(2)	58	28
Foreign	(24)	11	19
Total current	$(41)	$69	$47

Deferred:
Federal	$(518)	$104	$104
State	(72)	15	13
Foreign	-	-	-
Total deferred	(590)	119	117
Total provision for income taxes	$(631)	$188	$164

Differences between income taxes calculated using the federal statutory income tax rate and the provision (benefit) for income taxes were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Computed tax at statutory rate of 34%	$(2,352)	$(3,217)	$(2,091)
State taxes, net of federal benefit	(78)	156	(151)
Losses (benefited) not benefited	(50)	(64)	(28)
Non deductible stock-based compensation	112	142	157
Fair value warrants	(250)	-	-
Other nondeductible expenses	21	44	74
Uncertain tax positions	(655)	-	-
Prior year true ups	(164)	-	-
Increase in valuation allowance	2,785	3,127	2,203
Provision (benefit) for income taxes	$(631)	$188	$164

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows, (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$31,085	$28,273
Deferred revenue	301	976
Research credit carryforwards	3,988	3,478
Intangibles assets	1,520	1,717
Goodwill	1,037	-
Depreciable assets	295	351
Other	451	1,097
Total gross deferred tax assets	38,677	35,892

Deferred tax liabilities:
Goodwill	-	(590)

Gross deferred tax assets/liabilities	38,677	35,302
Valuation allowance	(38,677)	(35,892)
Net deferred tax liability	$-	$(590)

As of December 31, 2013, the Company has U.S. federal and state net operating loss carryforwards of approximately $88.9 million and $37.1 million, respectively.   The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2019 through 2033 if not utilized.  State net operating loss carryforwards will expire at various dates beginning in 2014 through 2033.

As of December 31, 2013, the Company has U.S. federal and state tax credit carryforwards of approximately $2.5 million and $3.5 million, respectively.  The federal credit will expire at various dates beginning in 2018 through 2033, if not utilized.  California state research and development credits can be carried forward indefinitely.

In connection with the Company's adoption of ASC 718, the Company uses the "with-and-without" approach described in ASC 740-20, to determine the recognition and measurement of excess tax benefits.  In addition, the Company has elected to account for indirect effects of stock option based awards on other tax attributes, such as research and alternative minimum tax credits, through the income statement.  Accordingly, the Company has elected to recognize excess tax benefits from stock option exercises in additional paid in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company.

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

The Company does not provide for U.S. federal income and state income taxes on undistributed earnings of the China and Puerto Rico subsidiaries at December 31, 2013 because these earnings are intended to be indefinitely reinvested.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to nominal U.S. federal and state income taxes.

The Company accounts for its uncertain tax positions under FASB Interpretation ASC 740-10, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB ASC 740-10. ASC 740-10 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There was not a material impact on the Company’s financial position and results of operations as a result of the adoption of the provisions of ASC 740-10.

Interest and penalty costs related to unrecognized tax benefits are classified as a component of “ Income Tax Expense” in the accompanying statement of operations and the corresponding liability in "Income Taxes Payable" or "Prepaid Income Taxes" in the accompanying balance sheet. The Company recognized an immaterial amount of interest expense related to unrecognized tax benefits for the year ended December 31, 2013.

The Company files U.S. federal,  state,  and foreign income tax returns. Material jurisdictions are Federal and California tax returns, which remain open to examination by the appropriate governmental agencies for tax years 2009 to 2013. The federal and state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. The Company is not currently under audit in any major tax jurisdiction.

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the twelve-month period ended December 31, 2013 is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance at January 1	$2,733	$2,678	2,547
Increases for tax positions of prior years	57	-	-
Increases for tax positions related to the current year	57	55	149
Decreases for tax positions of prior years	(654)	-	(18)
Balance at December 31	$2,193	$2,733	$2,678

15.  Common Stock

At December 31, 2013,  the Company had reserved shares of common stock for future issuance as follows:

2013
Stock options outstanding	2,051,300
Stock awards outstanding	351,123
Stock options available for future grants	1,222,911
Employee stock purchase plan	226,608
Warrants	4,352,792
Total	8,204,734

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

On October 3, 2012, the Company entered into a Lease Extension and Modification Agreement in respect to the Company’s corporate headquarters in Oakland, California (the “Modification”).  The Modification reduced lease payments by $10,000 per month from January 2013 through December 2013 and extended the lease term to December 31, 2015, for a reduced amount of space during the extension period.  In addition, the terms of the Modification allowed the Company to apply $50,000 of its security deposit per month towards its rental payments from October 2012 through December 2013.

The Company leases certain equipment under capital lease arrangements that extend through 2014 for the amount of $25,000 in 2014. The Company also makes royalty payments to the institutions who participated in the original research that produced its initial products.

Rent expense under all operating leases was $0.8 million, $1.1 million and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

License Agreement

In September 1996, the Company entered into a license agreement with a university for the use of the intellectual property underlying its most significant current products.  In exchange for the license, which expires in 2014, the Company issued stock and paid a license-issue fee. The agreement also provided for milestone payments, all of which have been made, and for royalties based on booked sales of products using the licensed technology.  The Company’s minimum royalty payments are $150,000 per year.  Royalty expenses were $0.2 million, $0.2 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively, and are included in cost of license revenues.

If the Company loses or is unable to maintain the license agreement during the term of the underlying patents, it could adversely affect the business. The university may terminate the license agreement if the Company fails to perform or violate its terms without curing the violation within 60 days of receiving written notice of the violation.

At December 31, 2013, the Company's future minimum lease payments and future payments under its royalty agreements are as follows (in thousands):

	2014	2015	2016	2017 and thereafter	Total
Contractual Obligations:
Lease obligations	$643	$624	$229	$155	$1,651
Minimum royalty obligations	150	-	-	-	150
Total	$793	$624	$229	$155	$1,801

17. Employee Retirement and Benefit Plan

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. The Company did not match contributions by plan participants for the years ended December 31, 2013, 2012 and 2011.

18. Related Party Transactions

On December 20, 2013, the Company and Posit Science Corporation (“PSC”) executed Amendment No. 3 to the SLC License Agreement, effective as of September 30, 2003.  A co-founder, stockholder, and former member of the Board of Directors of the Company is a co-founder, officer, director and substantial stockholder of PSC.  The original License Agreement granted PSC licenses in the Health Field (as defined in the License Agreement) to issued and pending patents held by the Company.  PSC’s licenses in the Health Field to many of the patents were exclusive.  Under the Amendment, PSC agreed to make the exclusive licenses to 16 of the patents non-exclusive.  PSC also agreed to amend the definition of Health Field as it applies to all non-exclusive licenses so as to reserve for the Company the field of Fitting of Hearing Aids and Cochlear Implants (as defined in the Amendment).  In exchange for the changes in the license terms set forth in the Amendment,  the Company agreed to a 90% reduction in PSC’s annual minimum royalty payment of $150,000 and in the Applicable Base Royalty Percentage of New Sales set forth in the License Agreement.  Accordingly, the annual minimum royalty payment is now $15,000 per year and the Applicable Base Royalty Percentage is now 0.4% of Net Sales.  The Company has a 3.5% equity interest in PSC.  The royalty income recorded from PSC was $0.02 million, $0.2 million and $0.2 million for years ended December 31, 2013, 2012 and 2011, respectively.

In July 2007, Michael A. Moses joined the Board of Directors as Vice Chair and entered into a consulting agreement with the Company. The consulting agreement originally provided for a consulting fee of $40,000 per year and two stock option grants, both with a five year term and at a per share exercise price of $7.15, the closing price of the Company’s Common Stock on July 25, 2007. The first option grant for 80,000 shares vested over four years, with a one year cliff with ratable monthly vesting thereafter. The second option for 100,000 shares vests only in the event the per share price of the Company’s common stock reaches and maintains for 20 consecutive business days a specified target closing price as follows: 25,000 shares vesting at each target stock price of $15, $20, $25, and $30. In January 2013, the Company revised the agreement with Dr. Moses to reduce his consulting fee to $36,000 per year.  On April 1, 2013, in connection with the reduction in Dr. Moses’ consulting fee, the Company issued Dr. Moses an additional grant of options for 40,000 shares with an exercise price of $0.7999 vesting in equal monthly installments over a three-year period commencing on April 1, 2013.

19.  Subsequent Event

On March 21, 2014, the Company entered into a patent purchase agreement pursuant to which it sold seven U.S. patents.  Net proceeds from the sale will be used to repay a portion of the subordinated debt and fund operations.

20. Interim Financial Information (unaudited)

Quarterly financial data (in thousands, except per share amounts):

	Three Months Ended
	March 31	June 30	September 30	December 31	Total
Fiscal Year 2013:
Total revenues	$5,478	$5,330	$5,220	$5,034	$21,062
Gross profit	4,134	4,097	4,047	3,875	16,153
Net income (loss)	$(1,004)	$(54)	$(932)	$(4,214)	$(6,204)
Basic and diluted net income (loss) per share:	$(0.04)	$(0.00)	$(0.04)	$(0.18)	$(0.26)

Fiscal Year 2012:
Total revenues	$7,086	$7,148	$6,828	$7,081	$28,143
Gross profit	4,743	5,057	4,982	5,573	20,355
Net income (loss)	$(5,036)	$(3,141)	$(2,246)	$773	$(9,650)
Basic and diluted net income (loss) per share:	$(0.26)	$(0.14)	$(0.10)	$0.03	$(0.43)

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

As required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, and concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS

The following table sets forth information concerning our executive officers:

Name	Age	Title
Robert C. Bowen	72	President, CEO, Executive Chairman of the Board
Christopher J Brookhart	44	Senior Vice President, General Counsel and Corporate Secretary
Jane A. Freeman	60	Chief Financial Officer, Treasurer

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

DIRECTORS

Set forth below is biographical information for each of the non-employee members of our Board of Directors, with ages shown as of March 28, 2014.

Edward Vermont Blanchard, Jr., age 62, joined us as a director in November 2002.  Mr. Blanchard is presently Manager of OBX Hospitality LLC, which purchases distressed hotel properties and then rehabilitates and manages the properties.  From June 2009 to April 2011, Mr. Blanchard was a Managing Director at Aon Benfield Securities, Inc., the capital markets and strategic advisory investment banking subsidiary of Aon Corporation.  From December 2004 through September 2008, Mr. Blanchard was a Senior Advisor to Irving Place Capital (formerly known as Bear Stearns Merchant Banking), a private equity investment firm.  From 1986 through 1999, Mr. Blanchard worked in investment banking for Merrill Lynch & Co., including from 1990 through 1999 as a Managing Director specializing in mergers and acquisitions for financial institutions.  From January 2007 through July 2009, Mr. Blanchard was a member of the Board of Directors of Ironshore Inc., a Bermuda-based specialty property/casualty insurance company.  He is also President of the Board of Trustees of the American Folk Art Museum.  Mr. Blanchard holds a BA from Harvard College and an MBA from the University of North Carolina at Chapel Hill.  Mr. Blanchard’s extensive experience in investment banking, mergers and acquisitions and private equity investments provides us valuable perspective and expertise in evaluating potential strategic opportunities, as well as financial and analytical expertise important in exercising oversight over our financial and accounting issues.

Rodman W. Moorhead III, age 70, joined us as a director in August 2012.  Mr. Moorhead previously served on our Board of Directors from June 1998 to May 2011. In January 2007, Mr. Moorhead retired from Warburg Pincus, a global private equity firm, where he had been employed since 1973. His last position at Warburg Pincus was as Senior Advisor and Managing Director. Mr. Moorhead was originally nominated to our Board in accordance with rights held by Warburg Pincus relating to an equity agreement which has now terminated. Mr. Moorhead was a director of Coventry Health Care, Inc. until May 2013. He is Chairman of the Board of The Taft School, a member of the Harvard Medical School Board of Fellows, Chairman of Stroud Water Research Center, trustee of the Brandywine Conservancy and trustee of the Jackson Hole Land Trust. Mr. Moorhead holds an AB in Economics from Harvard College and an MBA from Harvard Business School. Mr. Moorhead's qualifications to serve on our Board include his previous long-term experience as one of our directors, along with his financial expertise and his extensive private equity investment experience.

Michael A. Moses, age 62, joined us as a member and Vice Chairman of the board in July 2007. Dr. Moses has been an educator for over 30 years.  He currently serves as a senior advisor to the Center for the Reform of School Systems, a nonprofit organization focusing on the promotion of urban school reform. From November 2004 until July 2006, Dr. Moses served as Vice Chairman of the board at Higher Ed Holdings, the owner of the American College of Education. Dr. Moses served as the general superintendent of the Dallas Independent School District from 2001 through 2004. From 1999 through 2001, he served as the deputy chancellor for System Operations for the Texas Tech University system. Dr. Moses was the Commissioner of Education for the State of Texas from 1995 through 1999. Prior to that service, Dr. Moses was the superintendent of three Texas school districts, including Lubbock, LaMarque and Tatum and served as a teacher and school administrator in the Duncanville and Garland school districts. Dr. Moses holds bachelor’s and master’s degrees from Stephen F. Austin State University and a Doctor of Education degree from Texas A&M University - Commerce. Dr. Moses is a member of the board of directors of Southwest Securities Services Group, a holding company whose subsidiaries provide financial and investment services. He serves as special advisor and consultant to several corporations and entities that interface with elementary, secondary and higher education.  Dr. Moses’ long service as an educator provides us with insight into the needs, organization and issues of our customers. His extensive contacts at all levels of education assist us in sales, marketing and business development.

Dr. Paula A. Tallal, age 66, is one of our founders and has served as a director since inception.  From 1988 to 2013, Dr. Tallal served as co-director of the Center for Molecular and Behavioral Neuroscience at Rutgers, the State University of New Jersey. In 2001, Dr. Tallal was named a Board of Governors Professor in Neuroscience by Rutgers University. In 2014, Dr. Tallal was appointed as a Research Scientist at UCSD and Adjunct Professor of the Salk Institute. Dr. Tallal has been an active participant in many scientific advisory boards and governmental committees for both developmental language disorders and learning disabilities.  Dr. Tallal holds a BA in Art History from New York University and a PhD in Experimental Psychology from Cambridge University with additional training from The Johns Hopkins University.  Dr. Tallal is a licensed Clinical Psychologist in the State of California.  Dr. Tallal has a broad and deep understanding of the science behind our products, and therefore is particularly well-suited to provide guidance on scientific issues relating to our offerings.  Dr. Tallal also has significant experience in working with children with language problems and the speech and language professionals who serve them, so she is able to provide us a valuable perspective about this important customer segment.

Jeffrey D. Thomas, age 47, joined us as a director in November 2008.  Mr. Thomas is the President and Founder of Westminster Lane Capital, which is focused on acquiring operating businesses in the service area.  From February 2002 until February 2013, Mr. Thomas served as President and Chief Executive Officer of Ambassadors Group, Inc., an educational travel company that organizes and promotes international and domestic educational travel and sports programs for youth, athletes and professionals.  From November 2001 through February 2013, Mr. Thomas served as a member of the board of directors of Ambassadors Group, Inc. He holds a BA from Dartmouth College. Mr. Thomas offers us valuable perspective as an operating company executive and experience in guiding a small pubic company through rapid growth.  His background also adds financial expertise to our Board to provide oversight over our financial and accounting issues.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by the Exchange Act to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2013, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met.

Code of Ethics

We have adopted the Scientific Learning Corporation Policies on Business Ethics, which apply to all officers, directors and employees.  The Policies are available on our website at www.scilearn.com.  If we make any substantive amendments to these Policies or grant any waiver from the Policies to any executive officer or director, the Board must approve such waivers or amendments.

Audit Committee

The Board of Directors has a separately-designated Audit Committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The Audit Committee is comprised of Edward Vermont Blanchard, Jr. (chair), Rodman W. Moorhead, III and Jeffrey D. Thomas.   The Board of Directors annually reviews the Nasdaq listing standards definition of independence for Audit Committee members and has determined that all members of our Audit Committee are independent, as independence is currently defined in Rule 4350(d)(2)(A) of the Nasdaq listing standards.    The Board of Directors has determined that Mr. Blanchard, Mr. Moorhead and Mr. Thomas each qualify as an “audit committee financial expert,” as defined in applicable SEC rules, based on a qualitative assessment of their knowledge and experience.

ITEM 11.EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

2013 Summary

•

In 2013, our named executive officers (the “Named Officers”) were Robert C. Bowen, Chairman and Chief Executive Officer, Jane A. Freeman, Chief Financial Officer and Treasurer, and Christopher J. Brookhart, Senior Vice President, General Counsel and Corporate Secretary. No other person served as an executive officer during 2013.  In 2013, the Compensation Committee made equity grants to all three of the Named Officers. Mr. Bowen received two grants on April 1, 2013, one of 160,000 Incentive Stock Options and a second grant of 100,000 Incentive Stock Options.  The first grant was in lieu of a cash bonus for performance in 2012, and the second bonus was an annual grant. Ms. Freeman received two grants in 2013; the first was an annual grant on April 1, 2013 of 80,000 Incentive Stock Options and the second was a grant on July 1, 2013 of 100,000 Restricted Stock Units that were part of her Retention Agreement dated June 25, 2013. Mr. Brookhart received an annual grant of 80,000 Incentive Stock Options on April 1, 2013.

•

In 2013, we again faced a difficult funding and selling environment, particularly in the US K-12 market. Our 2013 revenue decreased 25% compared to 2012, reflecting a 25% decrease in booked sales. Under our 2013 Scientific Learning Management Incentive Plan, 70% of the target bonus potential is based on shared financial goals. We did not achieve the 2013 financial goals and, due to our overall Company performance, no payouts were made under the 2013 Scientific Learning Incentive Plan based on attainment of financial goals.  The Compensation Committee has authorized payouts for certain individuals based on achievement of individual goals in accordance with the terms of the Management Incentive Plan, but payments won’t be made until the third quarter of 2014, and the Compensation Committee has given Robert Bowen discretion to reduce payments pro rata among potential recipients.  Mr. Bowen also has authority not to make these payments at all. At Mr. Bowen’s recommendation, the Compensation Committee declined to grant Mr. Bowen a payment under the Management Incentive Plan and authorized a payment equivalent to 100% attainment on individual goals to Christopher Brookhart.

•

The Company entered into a Retention Agreement with Jane Freeman on June 25, 2013, that provided her with a retention payment of $134,166 and a bonus of $103,500.  These payments were made on January 15, 2014 and March 15, 2014, respectively, in accordance with the Addendum to the Retention Agreement, dated December 20, 2013.

Philosophy

Like all of our compensation programs, our executive compensation programs are designed to attract and retain key employees, to motivate our employees to achieve our operating and strategic goals, to bring value to our stockholders and customers, and to reward our employees for achieving those objectives.

Our executive compensation programs specifically seek to:

•	Focus our executives on our most significant strategic and operating objectives – growing our sales and revenue and generating profits and cash from operations;
•	Provide incentives for our executives to build long-term stockholder value;
•	Align compensation with company and individual achievement of specified goals;
•	Enable us to attract and retain superior executives in key positions by providing a competitive level of compensation; and
•	Provide appropriate levels of risk and reward.

Compensation Process

The Compensation Committee of our Board determines the compensation of the Named Officers. The Compensation Committee reviews executive compensation in the first quarter of each year, making decisions with respect to the discretionary portion of the officers’ incentive compensation for the prior year and decisions for the coming year with respect to base salary and incentive compensation plan structure and content.

Compensation Consultant / Benchmarking

The Compensation Committee periodically retains Compensia, a compensation consulting firm, to assist it. Compensia provided comprehensive executive compensation reviews to the Compensation Committee in 2008 and 2010, a more targeted review of selected compensation aspects in 2011, and from time to time provides periodic assistance to the Compensation Committee in connection with Board compensation, executive hiring, executive promotions and other compensation disclosure and policy issues. Compensia has not been retained since 2011.

Generally, we target our executive base salary and target total cash compensation to the 50th percentile of the relevant market. In 2010, the Compensation Committee engaged Compensia to update our compensation comparative peer group and analyze the compensation of each named officer as compared to that peer group. In light of our 2011 and 2012 operating results and the continuing difficult funding environment for U.S. K-12 schools, management recommended that the Named Officers’ base salaries remain the same in 2013 and 2014. The Compensation Committee therefore did not retain Compensia to conduct a benchmarking study for 2012, 2013 or 2014.

Role of Management

Typically, the Chief Executive Officer (the “CEO”) makes compensation recommendations to the Compensation Committee with respect to the other Named Officers. No officer is present while the Committee discusses and determines the level of his or her compensation. The Compensation Committee discusses and determines the compensation of the CEO in an executive session from which the CEO is absent.

Elements of Compensation

The principal components of compensation for Named Officers generally are:

•

Base salary. Base salary is designed to provide fixed compensation sufficient to attract and retain the officer, rewarding core competence in the officer’s role and reflecting the officer’s skills, experience and level of responsibility.

•

Short–term incentive compensation in the form of performance-based cash incentive payments under our cash bonus plan. Our cash bonus payments are designed to focus management on achieving our most critical current financial and non-financial goals, and to reward management when those goals are achieved.

•

Long-term incentive compensation in the form of equity awards. Our equity awards are designed to focus management on maximizing long-term value for our stockholders, to provide additional retention power and to reward management for increasing stockholder value.

When evaluating any particular element of compensation, the Compensation Committee does not consider that element in isolation but reviews and takes into account all components of compensation to arrive at an appropriate total package that is reasonable to our stockholders, fair to the officer when compared with the compensation offered by our competitors and appropriate when compared to the compensation provided to our other officers. We have not established specific target percentages for allocating between cash and non-cash compensation, between guaranteed and risk-based compensation or between short-term and long-term compensation. However, risk-based potential compensation and equity-based compensation both generally increase as a percentage of total compensation with increasing organizational responsibilities.

Base Salary

We provide the Named Officers with base salary to compensate them for services rendered during the year. In reviewing and determining the base salaries for the Named Officers, the Compensation Committee primarily considers:

•	Market data provided by our outside compensation consultant or by the internal human resources staff, as the Compensation Committee determines to be appropriate.
•

The officer’s experience, breadth of knowledge, historical performance, and level of contribution and responsibility, specifically focusing on the chief executive officer’s evaluation of those matters.

•	How the officer’s compensation compares to our other officers.
•	The Company’s financial results and position.

In 2013, there were no salary increases for Named Officers.

Short-term Incentive Compensation

We provide short-term incentive compensation to our Named Officers and other management employees in the form of performance-based cash incentive payments under a cash bonus plan, which is established by the Compensation Committee each year. From 2002 through 2011, we had similar management incentive plans each year for management employees.  In 2012, we broadened our incentive bonus plan to include most non-sales employees and titled the plan the Scientific Learning Bonus Plan.  For 2013 and 2014, we have returned to having a Management Incentive Plan for management employees only.

In determining the overall target payment for each Named Officer, the Compensation Committee considers market data on incentive compensation from other peer group companies for each position and such officer’s level of responsibility and contribution. For 2013, the overall target bonus ranged from 35% to 55% of base salary for the Named Officers.

Each of the 2011, 2012 and 2013, the bonus plans provided for cash bonuses upon the achievement of specified corporate and individual goals. Bonus potential is allocated 70% to shared financial goals and 30% to individual goals. We believe that given our size and development stage, this emphasis on shared company financial goals is appropriate because:

•	Each participant’s performance directly impacts our financial performance; and
•	The emphasis on our financial goals automatically adjusts the level of incentive pay to the reasonableness of incurring that expense, given the Company’s financial status.

The process of setting both the financial and non-financial goals begins with the development of the annual operating plan by our senior management team. This annual plan includes both the financial projections and the strategic objectives for the next year, and is reviewed and approved by the Board. Based on the annual plan, the Compensation Committee establishes the shared financial goals for the Management Incentive Plan, based on its assessment of our most critical financial objectives for the upcoming year. The Compensation Committee sets the target level for the financial goals at a level that the Compensation Committee believes is challenging but achievable. For 2011, the Compensation Committee established booked sales and adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and stock compensation expense) as our shared financial performance measures, reflecting our focus on increasing sales, controlling expenses and increasing our cash. For 2012 and 2013, the Compensation Committee established booked sales and cash from operations as our shared financial performance measures.

For each goal, the executive receives 100% of the target bonus allocated to that goal if the target level for that goal is achieved. For the two financial goals, if the entry levels for both goals are not achieved, no bonus is paid for either financial goal. After the entry level for a financial goal is achieved, a portion of the bonus for that goal is earned. At the entry level, 50% of a goal’s portion of the target award is earned.  The amount of the bonus increases in steps with increasing achievement against a financial goal, to 100% of target at the target level and 200% at the maximum level.

The individual goals for the Management Incentive Plan are also established at the beginning of the year, based on the operating goals and tasks needed to accomplish the strategic objectives outlined in the Board approved operating plan. Goals are generally both qualitative and quantitative, so that the Compensation Committee’s determination of individual performance generally involves both subjective judgment and objective measurements. The CEO drafts his goals, which are then reviewed and approved by the Chairman of the Board and the lead independent director. The goals for the other Named Officers are based on the CEO goals as applied to the officer’s areas of responsibility and are established by the CEO with input from the officer. Due to the major management changes in 2012, this process was not completed in a formal manner.

In 2011, for individual goals, achievement was measured on a rating scale of 1.0 to 5.0 against individual goals closely related to the executive’s areas of responsibility. Below 75% individual goal achievement (weighted average rating of 2.5), no individual goal achievement bonus is paid. At 100% individual goal achievement (weighted average rating of 3.0), 100% of the individual goal achievement target bonus is paid. At 200% individual goal achievement (weighted average rating of 5.0), the 200% maximum for the individual goal achievement target bonus is paid. From the 100% individual goal achievement level, the award earned scales ratably up to the maximum or down to the minimum in increments.

For 2012, the Compensation Committee established a consolidated bonus plan (“2012 Bonus Plan”) in which all Company employees participated, other than those receiving sales incentive compensation and most employees in China. With respect to the Named Officers, the percentage of bonus allocated to financial versus individual goals, the level of target bonuses, and the process of setting goals and assessing individual performance and remain unchanged. For 2012, the Committee established booked sales and cash from operations as the Company’s financial goals.

For 2013 and 2014, the Compensation Committee has established an incentive plan for management employees (“2013 Management Incentive Plan” and “2014 Management Incentive Plan”) in which all executives, vice presidents, directors and select managers participate, other than those receiving sales incentive compensation. With respect to the Named Officers, the percentage of bonus allocated to financial versus individual goals remains weighed 70% for shared financial goals and 30% individual goals. For 2014, the Compensation Committee has established Bookings (determined in accordance with the booked sales definition in the Company’s SEC filings) and Cash Flow before financing (determined as cash flow from operations less capital spending and capitalized software, in accordance with the Company’s audited financial statements for 2014) as the Company’s financial goals.

While the bonus plan and the goals are established at the beginning of the year, the Compensation Committee has discretion to amend the Management Incentive Plan and to make payments under the Management Incentive Plan even if goals are not met. During the past three years, the Compensation Committee has not exercised its discretion to make payments outside of the established parameters.

Payments under the 2013 Management Incentive Plan and under the 2012 Bonus Plan are intended to, and do, fluctuate significantly depending on corporate performance.

•

In 2011, our revenues decreased by 5% and booked sales decreased by 14% compared to 2010. In 2011, loss per diluted share was $0.34 compared to $0.52 in 2010. Also in 2011, we did not achieve the entry level for the financial goals, and no Management Incentive Plan bonuses were paid based on the financial goals. Individual performance payouts for the Named Officers averaged 39% of overall target and 124% of target levels, reflecting the fact that critical progress was made during the year on our transition to a software-as-a-service business, particularly in developing and launching new products and in transforming our sales and marketing organizations.

•

In 2012, our revenues decreased by 31% and booked sales decreased by 32% compared to 2011.  In 2012, loss per diluted share was $0.43 compared to $0.34 in 2011. Also in 2012, we did not achieve the entry level for the financial goals, and no 2012 Bonus Plan bonuses were paid based on financial goals or individual goals.

•

In 2013, our revenues decreased by 25% and booked sales decreased by 25% compared to 2012. In 2013, loss per diluted share was $0.26 compared to $0.43 in 2012. Also in 2013, we did not achieve the entry level for the financial goals, and no Management Incentive Plan bonuses were paid based on financial goals.  The Compensation Committee has authorized payouts for certain individuals based on achievement of individual goals in accordance with the terms of the 2013 Management Incentive Plan, but payments won’t be made until the third quarter of 2014, and the Compensation Committee has given Robert Bowen discretion to reduce payments pro rata among potential recipients.  Mr. Bowen also has authority not to make these payments at all.  At Mr. Bowen’s recommendation, the Compensation Committee declined to grant Mr. Bowen a payment under the 2013 Management Incentive Plan and authorized a payment equivalent to 100% attainment on individual goals to Christopher Brookhart.  The Compensation Committee had previously agreed that Jane Freeman would receive a payout equivalent to 100% attainment of all goals under the terms of her Retention Agreement dated June 25, 2013 as amended by the Addendum to the Retention Agreement, dated December 20, 2013.  Ms. Freeman received this payment on March 15, 2014.

Long-term Equity Compensation

We provide long-term compensation in the form of equity awards. The Compensation Committee believes that equity awards are important to align the interests of management and stockholders. Since 2010, the Compensation Committee has used a mix of stock options and restricted stock units for equity awards to Named Officers in most cases. The Compensation Committee uses stock options because it believes that:

•	Options carry a more significant upside and are more attractive than restricted stock units when recruiting for key executive positions.
•	Given our current stock price, options are a better retention tool.
•	Options do not create the downward pressure on our stock price that has been an issue when restricted stock units are released.

The Compensation Committee grants restricted stock units because it believes that:

•	Restricted stock units build retention value and align executive interests with shareholder interests.
•	Units are less dilutive than stock options.

In addition, the Compensation Committee took into account the relative benefit to employees and tax treatment to the employees of the two types of equity grants.

Historically, we have made equity grants to Named Officers when the officer first joins us, on a periodic basis to provide additional retention power and long-term incentive, and in connection with a significant change in responsibilities. In determining the amount of equity to be granted to Named Officers, the Compensation Committee considers the overall quantity of shares to be granted to all executives and other employees as a percentage of shares outstanding. In determining individual awards, the Compensation Committee principally takes into account:

•	The officer’s past and anticipated future levels of performance, level of contribution and responsibility, including the CEO’s evaluation of the officer’s performance.
•	Previous equity awards granted to and held by the officer, previous option exercises and sales of option stock, including the retention “glue” of equity awards remaining unvested.
•	How the officer’s level of equity compensation compares to our other officers.
•	Market data provided by our outside compensation consultant.

Other Income and Perquisites

We believe that perquisites should not be a significant component of compensation, in order to foster transparency of disclosure and avoid the potential for abuse.

When Robert Bowen was rehired in July 2012, his offer of employment included a provision in which Mr. Bowen agreed to waive health insurance as an employee of the Company, but we would continue to reimburse him for reasonable medical insurance costs that he had obtained on his own behalf for himself and his spouse. Reasonable medical insurance costs were defined as the cost of a medical insurance plan that supplements the coverage available to Mr. Bowen and his spouse from any available federal and/or state government source (e.g., Medicare or its successor) so that such coverage collectively approximates, to the extent reasonable, the scope of coverage and out of pocket expenditures available to him under the medical insurance benefits at the Company at that time.  If Mr. Bowen predeceases his spouse, we will continue to reimburse the same costs for his spouse only for the same time period.  This reimbursement will continue throughout Mr. Bowen’s employment and for a period of five (5) years after his employment ends.

When Jane Freeman was rehired in July 2012, her offer of employment included a provision in which we agreed to reimburse Ms. Freeman for reasonable medical and insurance costs during the period of her employment up to the costs we would have ordinarily paid on her behalf under our current group health plan for Company employees.

Officers receive the same level of company-paid health, dental and vision insurance, life insurance, accidental death and dismemberment insurance, and 401(k) plan as do all of our regular full-time employees. Officers who elect to subscribe to our health insurance contribute to their health insurance premiums at a higher rate than do other employees.

Effect of a Restatement

In March 2007, the Compensation Committee adopted a policy relating to the adjustment of incentive compensation in the event of certain restatements. Should a restatement occur that has a material impact on our financial results and where the restatement is the result of fraud or other misconduct on the part of one or more Named Officers, the Compensation Committee will evaluate whether it is appropriate to adjust incentive compensation previously received by Named Officers involved in the misconduct. The Compensation Committee may, to the extent permitted by applicable law, make retroactive adjustments to such payments to Named Officers involved in such misconduct to the extent that such payments were predicated upon the achievement of financial results that were subsequently the subject of the restatement. Where appropriate, we will seek to recover any such amount determined to have been inappropriately received by such a named officer.

Limitation on Deduction of Compensation Paid to Named Officers

Section 162(m) of the Internal Revenue Code limits us to a deduction for federal income tax purposes of no more than $1.0 million of compensation paid to certain Named Officers in a taxable year.  Compensation above $1.0 million may be deducted if it is “performance-based compensation” within the meaning of the Internal Revenue Code.

The Compensation Committee believes that stock options granted under our 1999 Equity Incentive Plan, as amended (“1999 Equity Incentive Plan”), with an exercise price at least equal to the fair market value of our common stock on the date of grant shall be treated as “performance-based compensation.”  Provisions contained in the 1999 Incentive Plan allow any compensation recognized by a named officer as a result of the grant of such a stock option to be deductible by us.  Base salary, Management Incentive Plan bonus payments and restricted stock units that vest based on time, however, will not be treated as “performance-based compensation” for purposes of Section 162(m).

Summary Compensation Table

The following table lists the annual compensation for the fiscal years 2013, 2012 and 2011 of our three Named Officers for 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total
Robert C. Bowen Chairman and Chief Executive Officer (5)	2013	$280,000	--	$129,896	--	--	$109	$410,005
	2012	$133,718	--	$159,206	$92,309	--	$37,128 (6)	$422,361
	2011	--	--	$5,756	$6,463	--	$49,500 (7)	$61,719
Jane A. Freeman Chief Financial Officer	2013	$230,000	--	$59,900	$39,968	--	$138	$330,006
	2012	$108,955	--	$103,000	$58,070	--	$419	$270,444
	2011	--	--	--	--	--	--	--
Christopher J. Brookhart Senior Vice President and General Counsel	2013	$200,000	--	--	$39,968	--	$120	$240,088
	2012	$100,769	--	--	$71,864	--	$72	$172,705
	2011	--	--	--	--	--	--	--

(1)

Represents the aggregate grant date fair value of the restricted stock unit awards computed in accordance with FASB Topic 718.  See Note 9, Stock Based Compensation in the Notes to Consolidated Financial Statements for the assumptions used to determine the valuation of these awards.

(2)

Represents the aggregate grant date fair value of the stock options computed in accordance with FASB Topic 718. See Note 9, Stock Based Compensation in the Notes to Consolidated Financial Statements for the assumptions used to determine the valuation of these awards.

(3)	Payments made under the Management Incentive Plan.
(4)	Includes the amount paid by us for life insurance premiums for the Named Officers, consistent with the life insurance program for all regular full time employees.
(5)

Mr. Bowen was re-appointed as our Chairman and Chief Executive Officer in July 2012.  Since 2010, Mr. Bowen has served as our Chairman of the Board. Stock and Option Awards for 2010 thru 2012 reflect amounts granted to Mr. Bowen in connection with his service as a non-employee director.  In addition, Stock and Option Awards for 2012 reflect amounts granted to Mr. Bowen in connection with his re-appointment as our Chief Executive Officer in July 2012.

(6)

Includes $27,073 for director retainer fees and $10,000 for consulting fees paid to Mr. Bowen for services rendered prior to his re-appointment as our Chairman and Chief Executive Officer in July 2012. Mr. Bowen provided executive-level sales and customer relationship services to us for a per day fee of $1,500 prior to his re-appointment as our Chief Executive Officer.

(7)	Includes $39,000 for director retainer fees and $10,500 for consulting fees paid to Mr. Bowen.

Base Salary

Generally, we target our executive base salary to the 50th percentile of the relevant market.  No Named Officers received salary increases in 2013.

Non-Equity Incentive Plan Compensation

The non-equity incentive plan compensation reflected in the table above for 2011 through 2013 consists of payments under the Management Incentive Plan (2011 and 2013) and the 2012 Bonus Plan adopted by the Compensation Committee for these years.

For 2013, the entry, target and maximum overachievement levels for our shared financial goals were:

	Entry Level (Minimum for Payment of Bonus)	Target Level (100% Goal Achievement)	Maximum Overachievement Level
Bookings	$23.9 million	$26.6 million	$29.3 million
Cash Flow	$1.5 million	1.9 million	$3.5 million

No bonuses were paid to any executive officers based on the attainment of our financial goals under the 2013 Management Incentive Plan.  The Compensation Committee has authorized payouts for certain individuals based on achievement of individual goals in accordance with the terms of the 2013 Management Incentive Plan, but payments won’t be made until the third quarter of 2014, and the Compensation Committee has given Robert Bowen discretion to reduce payments pro rata among potential recipients.  Mr. Bowen also has authority not to make these payments at all.  At Mr. Bowen’s recommendation, the Compensation Committee declined to grant Mr. Bowen a payment under the 2013 Management Incentive Plan and authorized a payment equivalent to 100% attainment on individual goals to Christopher Brookhart.  The Compensation Committee had previously agreed that Jane Freeman would receive a payout equivalent to 100% attainment of all goals under the terms of  based upon her Retention Agreement dated June 25, 2013 as amended by the Addendum to the Retention Agreement, dated December 20, 2013 in lieu of participating in the 2013 Management Incentive Plan.  Ms. Freeman received this payment on March 15, 2014.

Grants of Plan-Based Awards in Fiscal Year 2013

		Estimated future payouts under non-equity incentive plan awards			All Other Stock Awards; No. of Securities Underlying Options (#)	All Other Option Awards No. of Securities Underling Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold	Target	Maximum
Robert C. Bowen	4/1/2013	$ 77,000			-	160,000		$ 0.4996
	4/1/2013				-	160,000		$ 0.4996
Jane A. Freeman	4/1/2013	$ 51,750	$ 103,500	$ 207,000	-	80,000	$ 0.7999	$ 0.4996
	7/1/2013				100,000	-	$ -	$ 0.5990
Christopher J. Brookhart	4/1/2013	$ 35,000	$ 70,000	$ 140,000	-	80,000	$ 0.7999	$ 0.4996

The estimated future payouts under non-equity awards described in the table above are the potential payouts under the 2013 Management Incentive Plan at the entry, target and maximum levels specified by that plan.

In 2013, no Named Officers received cash bonuses based on performance against individual goals in 2012.  There was no payout based on achievement of financial goals. Robert Bowen received a stock grant of 160,000 Incentive Stock Options on April 1, 2013, in lieu of a bonus for performance in 2012. There were Equity Grants in 2013 to Named Officers.  The grants were approved by the Board of Directors.

The stock options awarded to the Named Officers generally vest ratably in monthly installments over four years, with a one-year waiting period at the commencement of employment. Restricted stock units vest over four years, in equal semi-annual increments over the four years. Vesting continues only so long as the officer remains employed with us. In certain circumstances, the options described above for the Named Officers may accelerate in the event that their employment is terminated after a change in control. See Change in Control; Termination below.

Outstanding Equity Awards at 2013 Fiscal year-End

	Option Awards				Stock Awards
Name	No. securities underlying unexercised options (#) exercisable	No. of securities underlying unexercised options (#) unexercisable(1)	Option exercise price	Option expiration date	No. of shares or units of stock that have not vested (#) (2)	Market value of shares or units of stock that have not vested ($)
Bowen, Robert C.	50,000	-	$ 5.9500	3/14/2015
	3,750	-	$ 5.0600	12/31/2019
	3,645	105	$ 3.0699	12/31/2020
	2,395	1,355	$ 2.5100	12/31/2021	113,751	$ 26,742.86
	16,666	83,334	$ 0.7999	4/1/2023
	26,666	133,334	$ 0.7999	4/1/2023
	53,125	96,875	$ 1.0300	9/30/2022
Freeman, Jane A.	100,000	-	$ 1.0300	9/30/2022	100,000	$ 23,510.00
	13,333	66,667	$ 0.7999	4/1/2023	-	-
Brookhart, Christopher	28,333	51,667	$ 1.6300	6/30/2022	-	-
	13,333	66,667	$ 0.7999	4/1/2023	-	-

(1)

These options vest in monthly installments of 1/48 of the total shares granted over a period of four years starting approximately on grant date.  In certain circumstances, the options described above may accelerate in the event that a Named Officer’s employment is terminated after a change in control.  See Change in Control; Termination below.

(2)	Restricted stock units generally vest over four years, 25% after one year and 12.5% every six months.

Option Exercises and Stock Vested for Fiscal Year 2013

Name	Option Awards		Stock Awards
	No. shares acquired on exercise (#)	Value realized on exercise ($)	No. shares acquired on vesting (#)	Value realized on vesting ($)
Bowen, Robert C.	-	$ -	39,063	$ 20,926.97
Freeman, Jane A.	-	$ -	100,000	$ 59,000.00
Brookhart, Christopher J.	-	$ -	-	$ -

The stock awards described in the table above are shares that vested under restricted stock units granted in 2013 and prior years, which vest over four years.

Change of Control; Termination

In connection with his joining the Company, the Compensation Committee approved termination of employment provisions for Christopher J. Brookhart, our Senior Vice President, General Counsel and Corporate Secretary.  Under these provisions, if Mr. Brookhart’s employment is terminated by us without cause, as defined in the Plan discussed below, in circumstances in which the Plan does not apply, or Mr. Brookhart has a Good Reason Resignation, as defined in the Plan, in circumstances in which the Plan does not apply, Mr. Brookhart will receive payment of six months of his then-current base salary as severance compensation plus an additional amount equal to his Average Annual Bonus, as defined in his employment agreement, prorated for the number of months he was employed in the year of termination.  Mr. Brookhart’s severance compensation would be payable in one lump sum and contingent upon Mr. Brookhart’s execution of a general release in favor of the Company. Additionally, in the event of such a termination, Mr. Brookhart will be entitled to reimbursement for himself and any covered dependents for medical benefit COBRA premiums for a period of six months following the termination.  If Mr. Brookhart is terminated for Cause, as defined in his employment agreement, he is not entitled to any severance benefits under these provisions. Mr. Brookhart is also eligible for the benefits of the Plan described below.

In May 2010, the Compensation Committee, after consultation with its compensation consultant and external counsel and review of external data, adopted a Change of Control Benefit Plan (the “Plan”) in which all executive officers are eligible to participate.  In 2011, the Compensation Committee expanded this Plan to also cover other members of our senior management team.  Under the Plan, participants are eligible to receive severance payments in the event that there is a Change of Control of the Company, as defined in the Plan, and within three months prior to or 18 months after the Change of Control, the participant is terminated by the Company without Cause, as defined in the Plan, or the participant resigns for Good Reason, as defined in the Plan.  Severance payments will be made in one lump sum.  In order to receive such payments, the participant must execute a release in favor of the Company, as well as a non-solicitation, non-disparagement, and proprietary information agreement.  The severance payment for Named Officers equals 12 months of the participant’s then-current base salary and reimbursement of the participant’s COBRA expenses for the same period.  The Plan expires four years from its adoption and can be amended or terminated at any time, except that during the period beginning three months prior to and ending 18 months after a Change in Control, and cannot be changed in a way that would adversely impact a participant’s benefits without that participant’s written consent.

Under our equity plans, in the event of certain mergers and similar transactions, if the surviving corporation does not assume our outstanding awards or substitute similar awards, the vesting of all outstanding awards accelerates in full.  In addition, in the event that any person or group acquires securities of the Company representing at least 50% of the voting power for the election of directors, unvested awards granted prior to May 20, 2010 and held by persons then serving the Company accelerate in full immediately upon the occurrence of such event.  For grants made on May 20, 2010 and thereafter, acceleration of unvested awards in the event that a person or group acquires 50% or more of the Company’s voting power occurs only if an awardee’s continuous service is terminated around the time of the acquisition, by us, without Cause or by the awardee for Good Reason, all as defined in the applicable equity plan.

The table below shows the value to all Named Officers of such potential acceleration upon a change of control as of December 31, 2013, assuming the number of shares vested on that date.  The value is calculated by multiplying the number of shares subject to restricted stock units whose vesting would be accelerated by the market price on December 31, 2013 plus the value of all in-the-money unvested options at December 31, 2013.

Value of Potential Acceleration upon a Change of Control

Name	Value of Potential Acceleration of Unvested Stock Awards at December 31, 2013
Robert C. Bowen	$26,742.86
Jane A. Freeman	$23,510.00
Christopher J. Brookhart	$0

Director Compensation for Fiscal Year 2013

The following table describes the compensation paid to the members of our Board of Directors for 2013.

Name	Fees Earned or Paid in Cash($) (1)	Stock Awards ($) (2) (3)	Option Awards ($) (4) (5)	All Other Compensation ($) (6)	Total
E. Vermont Blanchard, Jr.	$63,500	$1,181	$1,431		$66,112
Rodman W. Moorhead III	$12,000	$41,658	$1,431		$55,089
Michael A. Moses	$39,500	$1,181	$21,415	$36,000	$98,096
Paula A. Tallal	$1,000	$38,472	$1,431		$40,903
Jeffrey D. Thomas	$64,750	$1,181	$1,431		$67,362

(1)

Represents annual retainers and meeting fees.  Directors have the option of receiving their retainer and meeting fees in cash or stock.  All retainers and fees, whether paid in cash or stock, are included in this column.

(2)	Represents the aggregate grant date fair value of restricted stock unit awards computed in accordance with FASB Topic 718.
(3)	Additional information with respect to restricted stock units granted to and held by directors:

Name of Director	RSUs granted in 2013		# shares subject to RSUs at 12/31/13
	# of shares	Grant date fair value
E. Vermont Blanchard, Jr.	1,875	$0.63	2,814
Rodman W. Moorhead III	1,875	$0.63	26,063
	41,538	$0.65
	22,500	$0.60
Michael A. Moses	1,875	$0.63	2,814
Paula A. Tallal	1,875	$0.63	23,647
	39,682	$0.63
	20,833	$0.59
Jeffrey D. Thomas	1,875	$0.63	2,814

See Note 9, Stock-Based Compensation in the Notes to Consolidated Financial Statements for the assumptions used to determine the valuation of these awards.

(4)	Represents the aggregate grant date fair value of option awards computed in accordance with FASB Topic 718.
(5)	Additional information with respect to options granted to and held by directors:

Name of Director	Options granted in 2013			# shares subject to options at 12/31/13
	# of shares	Option exercise price	Grant date fair value
E. Vermont Blanchard, Jr.	3,750	$0.63	$0.38	15,000
Rodman W. Moorhead III	3,750	$0.63	$0.38	9,750
Michael A. Moses	3,750	$0.63	$0.38	55,000
	40,000	$0.80	$0.50
Paula A. Tallal	3,750	$0.63	$0.38	15,000
Jeffrey D. Thomas	3,750	$0.63	$0.38	15,000

See Note 9, Stock Based Compensation in the Notes to Consolidated Financial Statements for the assumptions used to determine the valuation of these awards.

(6) Consulting fees paid to Dr. Moses for consulting services provided to us in 2013. Dr. Moses provides executive-level sales and marketing consulting services to us.  In 2013, Dr. Moses’ contract provided for a fee of $36,000 per annum.

Our non-employees directors receive annual retainer awards in advance of their service each year.  In February 2013, the Board decided to revise the timing of payments of its annual retainer fees from January 1 each year to July 1 each year.  Our Non-employee director compensation program included the following components for continuing directors:

•	On January 1, 2013, non-employee directors received annual retainers for their 2013 service as follows::
o	$25,000 to each director who is not an employee of the Company;
o	$7,500 to the Lead Director;
o	$10,000 to the non-employee Chair of the Board;
o	$10,000 to the Chair of the Audit Committee; and
o	$2,000 to the Chair of each other committee of the Board.
•	On July 1, 2013, non-employee directors received retainers covering the period of service from January 1, 2014 through June 30, 2014 in the following amounts:
o	$12,500 to each director who is not an employee of the Company;
o	$3,750 to the Lead Director;
o	$5,000 to the non-employee Chair of the Board;
o	$5,000 to the Chair of the Audit Committee; and
o	$1,000 to the Chair of each other committee of the Board.

During 2013, our non-employee director compensation program also included the following:

•

For each regular or special meeting of any Committee of the Board of Directors attended by such director in person or by telephone: a Committee meeting fee of $1,000.  There are no meeting fees for Board meetings.

•	On January 1 of each year beginning in 2010, an equity award consisting of:
o

Non-qualified stock options for 3,750 shares under the Company’s 1999 Equity Incentive Plan, vesting over a three year period, with the vesting period commencing upon grant, in equal monthly installments, provided that no options shall vest after the director’s service as a non-employee member of the Board ends.

o

Restricted stock unit awards for 1,875 shares, vesting over a three year period, with the vesting period commencing upon the Company’s next regular restricted stock unit vesting date, and the award vesting in six equal installments, at approximately six-month intervals, on the Company’s regular restricted stock unit vesting dates, provided that no awards shall vest after the director’s service as a non-employee member of the Board ends.

Retainers are paid, at the individual director’s direction, either in cash or in shares of our Common Stock issued pursuant to our 1999 Equity Incentive Plan.  If a director elects to receive a retainer in stock, the number of shares is determined by dividing the amount of the retainer by the fair market value of our Common Stock on the date of the retainer award.  Meeting fees are paid in cash.

Our director compensation program also provides that if a non-employee director joins the Board mid-year, upon joining the director receives a prorated annual retainer.  Upon joining the Board, each new director is entitled to receive a non-qualified stock option for 6,000 shares and a restricted stock unit grant for 3,000 shares, both vesting over a three year period.

Members of the Board are also eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with our Bylaws.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is comprised of Rodman W. Moorhead, III, Michael A. Moses and Jeffrey D. Thomas.  No member of the Compensation Committee is or has been an officer or employee of Scientific Learning, and no member of the Compensation Committee had any relationships requiring disclosure under Item 404 of the SEC’s Regulation S-K requiring disclosure of certain relationships and related-person transactions.  None of our executive officers served on the board of directors or compensation committee (or other committee serving an equivalent function) of any other entity that has or had one or more executive officers who served as a member of our Board or Compensation Committee during fiscal year 2013.

Risk Assessment of Compensation Policies and Practices

Consistent with SEC disclosure requirements, our Compensation Committee has assessed our compensation programs and has concluded that the risks relating to our compensation policies and practices, as managed, are not reasonably likely to have a material adverse effect on the company as a whole. The Compensation Committee assessed the company’s executive and broad-based compensation and benefits programs to determine if the programs’ provisions and operations create undesired or unintentional risk of a material nature.  The Committee’s review focused on our Management Incentive Plan, sales incentive plans, and 1999 Equity Incentive Plan to identify risks and risk controls related to the programs.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on that review and those discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Scientific Learning’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. This report is provided by the following independent directors, who constitute the Compensation Committee.

THE COMPENSATION COMMITTEE

RODMAN W. MOORHEAD, III, Chair

MICHAEL A. MOSES

JEFFREY D. THOMAS

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for issuance under equity compensation plans (2) (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders (1)	2,051,300	$2.08	1,449,519

(1)All of our equity compensation plans have been approved by the stockholders.

(2)Includes 226,608 shares eligible for purchase under our Employee Stock Purchase Plan.

Security ownership of certain beneficial owners and management

The following table sets forth certain information regarding the ownership of the our Common Stock as of March 28, 2014 by: (i) each director and nominee for director; (ii) each Named Officer; (iii) all executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. We have deemed shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 28, 2014 to be outstanding and to be beneficially owned by the person holding the option for the purpose of computing the percentage ownership of that person but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Scientific Learning Corporation, 300 Frank H. Ogawa Plaza, Suite 600, Oakland, California 94612.

	Shares Beneficially Owned (1)
Beneficial Owner	Number	Percent
Trigran Investments, Inc. (2)	5,690,242	23.9%
630 Dundee Road, Suite 230 Northbrook, IL 60062
Nantahala Capital Management, LLC (3) 100 First Stamford Place, 2nd floor Stamford, CT 06902	4,813,249	20.2%
Osmium Partners, LLC (4)	2,436,750	10.2%
388 Market Street, Suite 920 San Francisco, CA 94111
Noel G. Moore (5) 200 West Monroe Ave, Suite 1440 Chicago, IL 60606	1,997,313	8.4%
Edward Vermont Blanchard, Jr. (6)	218,693	*
Robert C. Bowen (7)	1,217,064	5.1%
Christopher J. Brookhart (8)	58,332	*
Jane A. Freeman (9)	329,817	1.4%
Rodman W. Moorhead, III (10)	1,041,476	4.4%
Michael A. Moses (11)	48,836	*
Dr. Paula A. Tallal (12)	752,249	3.2%
Jeffrey D. Thomas (13)	46,263	*

All directors and executive officers as a group (8 persons) (14)	3,712,730	15.3%

*Less than one percent

(1)

This table is based upon information supplied by officers and directors and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 23,854,958 shares outstanding on March 20, 2014, adjusted as required by rules promulgated by the SEC.

(2)

Includes 3,114,063 shares held by Trigran Investments, L.P., warrants exercisable for 515,533 shares held by Trigran Investments, L.P., 1,712,132 shares held by Trigran Investments, L.P. II, warrants exercisable for 302,159 shares held by Trigran Investments, L.P. II and 46,355 shares held in certain accounts advised by Trigran Investments, Inc. (“Trigran Accounts”) as reported by Trigran Investments, Inc. in its Schedule 13D filed on January 2, 2014.  Trigran Investments, Inc. is the investment manager to and general partner of both the partnerships.  Trigran Investments, Inc. shares voting and investment power with respect to the shares held by Trigran Accounts.  Douglas Granat, Lawrence A. Oberman and Steven G. Simon are the controlling shareholders and sole directors of Trigran Investments, Inc. and thus may be considered the beneficial owners of the Common Stock beneficially owned by Trigran Investments, Inc. Each of these persons disclaims beneficial ownership of the Common Stock except to the extent of his or its pecuniary interest therein.

(3)

Includes 3,236,302 shares, warrants for 693,627 shares exercisable for a period of 5 years beginning March 28, 2012, and warrants for 883,320 shares exercisable for a period of 3 years beginning April 5, 2013, as reported by Nantahala Capital Management in its Schedule 13G filed on January 10, 2014.

(4)

Includes 761,433 shares held by Osmium Capital, LP (“Fund 1”), warrants exercisable for 56,301 shares held by Fund 1, 1,234,531 shares held by Osmium Capital II, LP (“Fund 2”), warrants exercisable for 100,530 shares held by Fund 2, 257,530 shares held by Osmium Spartan, LP (“Fund 3”), warrants exercisable for 16,575 shares held by Fund 3 and 9,850 shares held by John H. Lewis, as reported in the Schedule 13G filed on February 12, 2014 by Mr. Lewis and Funds 1, 2 and 3 (the “Funds”).    Mr. Lewis is the controlling member of Osmium Partners, which serves as the general Partner of Funds 1, 2 and 3 (the “Funds”). Mr. Lewis and Osmium Partners may be deemed to share with the Funds and the Osmium Accounts voting and dispositive power with respect to such shares.  Each of Mr. Lewis, Osmium Partners and the Funds disclaims beneficial ownership with respect to any shares other than the shares owned directly by such person.

(5)

Includes 1,836,710 shares held by Mr. Moore, as reported by Mr. Moore in his Schedule 13G filed on March 17, 2014.  Also includes 160,603 shares issuable upon the exercise of warrants held by Mr. Moore that were issued on April 5, 2013.

(6)

Includes 191,611 shares held by Mr. Blanchard and 15,000 shares held by the Edward V. Blanchard Insurance Trust UAD 12/20/93, of which Mr. Blanchard’s children are beneficiaries.  Also includes 12,082 shares subject to stock options that are or will be exercisable by May 27, 2014.

(7)

Includes 901,090 shares and warrants exercisable for 97,642 shares held by Mr. Bowen.  Also includes 199,582 shares subject to stock options that are or will be exercisable as of May 27, 2014  and 18,750 shares subject to restricted stock units that will vest by May 27, 2014.

(8)	Includes 58,332 shares subject to stock options that are or will be exercisable as of May 27, 2014.
(9)	Includes 168,000 shares and warrants exercisable for 40,151 shares held by Ms. Freeman. Also includes 121,666 shares subject to stock options that are or will be exercisable as of May 27,2014.
(10)

Includes 817,058 shares and warrants exercisable for 220,377 shares held by Mr. Moorhead. Also includes 4,041 shares subject to stock options that are or will be exercisable as of June 4, 2013 and 500 shares subject to restricted stock units that will vest by May 27, 2014.

(11)	Includes 22,310 shares held by Mr. Moses. Also includes 26,526 shares subject to stock options that are or will be exercisable by May 27, 2014.
(12)

Includes 506,457 shares held directly by Dr. Tallal, warrants exercisable for 100,377 shares held by the Paula A. Tallal Revocable Trust and 133,333 shares held by the Colleen Osburn Trust, for which Dr. Tallal serves as trustee.  Also includes 12,082 shares subject to stock options that are or will be exercisable by May 27, 2014.  Dr. Tallal disclaims beneficial ownership of the shares held by the Colleen Osburn Trust.

(13)	Includes 34,181 shares held by Mr. Thomas. Also includes 12,082 shares subject to stock options that are or will be exercisable by May 27, 2014.
(14)	Includes the information in notes (1) and (6) through (13), as applicable.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of each transaction since January 1, 2013 and each currently proposed transaction in which:

•	we have been or are to be a participant;

•	the amount involved exceeded or exceeds $120,000; and

•

any of our directors, executive officers, or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

University Licensing

The technology underlying our original products was initially developed by four of our founders, Drs. Paula A. Tallal, William M. Jenkins, Michael M. Merzenich and Steven Miller, among others, at the University of California, San Francisco and Rutgers, the State University of New Jersey.  Dr. Tallal is a member of our Board.  We have licensed the university patent rights that resulted from this work.  At December 31, 2012, eleven U.S. and seven foreign patents issuing from these applications had been granted.

Under this license, we are obligated to make payments to the University of California (on behalf of both universities).  Royalties are calculated based on a percentage of sales of covered products.  In 2013, and for each year thereafter during the term of the license, the minimum royalty payment will be $150,000.  During 2013, we expensed an aggregate of $155,000 for royalty payments under the license.

Pursuant to the patent policies of the universities, as well as understandings between inventors affiliated with each university, each university distributes to those inventors affiliated with the university, on an annual basis, a portion of the payments received from us. In 2013, Dr. Tallal received payments totaling $48,002.94 from her university.  The amount of any future university distributions to

Dr. Tallal is indeterminable at this time because these figures are based on our future sales levels.  However, we estimate that less than 1% of product sales during the term of the license will be payable by the universities to each inventor. We negotiated the license on an arm’s length basis, without involvement by the inventors.

2013 Subordinated Debt Transaction

On April 5, 2013, we entered into a Subordinated Note and Warrant Purchase Agreement (the “2013 Agreement”) with the purchasers set forth on the signature page thereto (the “2013 Purchasers”), pursuant to which we issued to the 2013 Purchasers subordinated notes in the aggregate principal amount of $4,600,000 (the “2013 Notes”) and warrants to purchase an aggregate of 1,846,940 shares of our common stock, par value $0.001 per share, immediately exercisable at an exercise price initially equal to $1.03 per share (the “2013 Warrant Shares”).  The 2013 Notes bear simple interest at a rate of 12% per annum.  From the issuance date through the first anniversary thereof, we will pay accrued and unpaid interest quarterly in arrears by increasing the principal amount of each 2013 Note and thereafter will pay accrued and unpaid interest in cash in arrears on July 31, 2014, November 30, 2014 and the final payment date.  The 2013 Notes mature on April 5, 2015.

We will be required to repay 101% of the aggregate principal amount the 2013 Notes if we consummate a Change of Control (as defined in the 2013 Agreement). Additionally, the principal balance of the 2013 Notes may become immediately due and payable upon an Event of Default (as defined in the 2013 Agreement). We may prepay the 2013 Notes in whole or in part at any time. Upon any prepayment, we will be required to pay a prepayment premium equal to the net present value of future interest amounts that would have been due on such principal amount had interest accrued through the maturity date.

The 2013 Agreement also contains various representations and warranties, and affirmative and negative covenants, including restrictions on the ability of us and our subsidiaries to incur additional indebtedness.  In connection with the 2013 Agreement, we entered into a Security Agreement with the 2013 Purchasers (the “Security Agreement”) pursuant to which, as security for our repayment of our obligations under the 2013 Notes, we granted to the 2013 Purchasers a security interest in substantially all of our property and interests in property, except as otherwise limited in the Security Agreement.

In connection with the 2013 Agreement, the Company entered into a Registration Rights Agreement with the 2013 Purchasers (the “2013 Registration Rights Agreement”) obligating the Company to register for resale the shares of common stock issuable upon the exercise of the 2013 Warrants on a registration statement on Form S-3 to be filed with the SEC within 45 days after the date that a request is received from holders holding a majority of Registerable Securities (as defined in the Registration Rights Agreement). The Registration Rights Agreement will terminate on April 5, 2021.

The 2013 Purchasers include Nantahala Capital Partners, Limited Partnership, Nantahala Capital Partners II, Limited Partnership, Blackwell Partners, LLC, Trigran Investments, L.P., Trigran Investments, L.P. II, Paula A. Tallal, Revocable Trust, Noel Moore, The Rodman W. Moorhead III Revocable Trust, Robert Bowen and Jane A. Freeman Living Trust.  Nantahala Capital Partners, Limited Partnership, Nantahala Capital Partners II, Limited Partnership, Blackwell Partners, LLC, Trigran Investments, L.P., Trigran Investments, L.P. II and Noel Moore constitute related persons because, individually or as part of a group, such persons own at least five percent of our common stock.  Paula A. Tallal, Revocable Trust, The Rodman W. Moorhead III Revocable Trust and Jane A. Freeman Living Trust constitute related persons because such entities are trusts held by directors and executive officers of the Company.  Robert Bowen constitutes a related person because he is a director and executive officer.  The amount of 2013 Notes purchased by each of these parties, and the number of shares exercisable under the 2013 Warrants each interested party received are as follows:

Purchaser	Amount of 2013 Notes Purchased	Shares Exercisable Under 2013 Warrants
Nantahala Capital Partners, Limited Partnership	$ 404,000	162,210
Nantahala Capital Partners II, Limited Partnership	$ 1,299,000	521,560
Blackwell Partners, LLC	$ 497,000	199,550
Trigran Investments, L.P.	$ 632,000	253,753
Trigran Investments, L.P. II	$ 368,000	147,755
Paula A. Tallal, Revocable Trust	$ 250,000	100,377
Noel Moore	$ 400,000	160,603
The Rodman W. Moorhead III Revocable Trust	$ 250,000	100,377
Robert Bowen	$ 200,000	80,302
Jane A. Freeman Living Trust	$ 100,000	40,151

Other Agreements

We have entered into indemnity agreements with each of our directors and executive officers.  Our certificate of incorporation and Bylaws also contain provisions relating to limitation of liability and indemnification of directors and officers.

We believe that the foregoing transactions were in the best interests of Scientific Learning and our stockholders. Each of these transactions was approved by a majority of the disinterested members of the Board and/or by the Audit Committee of the Board.

Review of Related Party Transactions

Our current Policies on Business Ethics (which are posted on our website) require advance approval of all business relationships between us and an entity in which an employee or director has a substantial personal or family financial interest or to which the employee provides services.  Our CEO must approve all such relationships.  If the relationship involves an officer or a director, the transaction must also be approved by our Audit Committee or our Nominating and Corporate Governance Committee.  Whether or not a relationship is approved depends on whether the relationship is determined to be in the best interests of the company.

Our Policies on Business Ethics include a comprehensive anti-nepotism policy that prohibits us from hiring, as employees, persons who are family members of current employees or members of our Board.  This policy permits family members of employees or directors to be hired as independent contractors, provided that they are not managed by their respective family member.

On January 28, 2010, the Nominating and Corporate Governance Committee approved a limited waiver of our policy and approved the hiring of Mr. Bowen’s niece, Karen Forester, as a Senior Implementation Manager for the South Region.  Mr. Bowen is, and was at the time of the hiring, a director of the Company and Chairman of the Board.  The Nominating and Corporate Governance Committee determined that it was in the best interests of the Company to issue this waiver and hire Ms. Forester as a full-time employee.  Ms. Forester had served as a training contractor for the Company since 2007, is a very well qualified candidate for the available position and was not directly managed by Mr. Bowen. The Audit Committee, in 2007, previously approved Ms. Forester’s consulting engagement as an interested-party transaction. Following Mr. Bowen’s re-appointment as our Chief Executive Officer in July 2012, the Nominating and Corporate Governance Committee again approved a limited waiver permitting the continued employment of Ms. Forester.

Independence of the Board of Directors

Although we ceased to be traded on The NASDAQ Stock Market (“Nasdaq”) on October 18, 2012, we have continued to seek to meet the director independence requirements of the Nasdaq listing standards. After review of all relevant transactions and relationships between each director, or certain of his or her family members, and us, our senior management and our independent auditors, the Board affirmatively has determined that Mr. Blanchard, Mr. Moorhead, Dr. Moses, Dr. Tallal and Mr. Thomas are independent directors within the meaning of the Nasdaq listing standards.  In connection with the independence determination, the following relationships between the Company and the directors determined to be independent were considered:

•

Dr. Moses has served as a consultant to the Company in sales and marketing since 2007.  His fee has been approximately $40,000 per year, which he agreed to reduce to $36,000 per year for 2013 and 2014. In addition, in 2007, Dr. Moses was granted stock options for 180,000 shares.  Of these, 80,000 shares vested ratably over four years.  The remaining 100,000 shares vest if our stock price reaches and maintains certain levels, starting at $15 per share.  None of the performance-vesting shares have yet vested. On April 1, 2013, Mr. Moses was granted stock options for 40,000 shares in light of his agreement to reduce his consulting compensation.  These options vest ratably over a 36-month period.

•

Dr. Tallal is one of our founders.  Dr. Tallal served as our Executive Vice President from January 1996 until December 2000 and as Chairman of the Board of Directors from January 1996 until November 2000. During 1997, Dr. Tallal worked full-time with us during a sabbatical from her faculty position at Rutgers and continued to consult with us pursuant to a consulting agreement thereafter.  Under that consulting agreement, Dr. Tallal received compensation from us in the amount of $43,776 in each of 2010 and 2011 and $19,500 in 2012. We did not engage Dr. Tallal to provided consulting services for us in 2013, and have not done so in 2014, though we may do so in the future.  Dr. Tallal has also consulted for Posit Science Corporation, which has licensed certain technology from us.  Dr. Tallal also receives inventor share payments from Rutgers resulting from the license to us of the technology developed by the University of California and Rutgers.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2013 and 2012 by Armanino and Ernst & Young.

	Fiscal Year Ended
	2013	2012
Audit Fees (annual audit, reviews of quarterly and annual financial statements, reviews of SEC filings, including S-3)	$119,800	$452,500
Audit-related Fees (consultations on accounting matters, internal controls and compliance with accounting and reporting standards)	$15,100	$8,000
Tax Fees (preparation of federal, state and local returns, assistance with audits, consultations with respect to tax planning and compliance issues and international transfer pricing)	----	----
All Other Fees	----	----
Total Fees	$134,900	$460,500

Pre-Approval Policies and Procedures

All fees described above were approved by the Audit Committee or its Chair prior to engagement of the auditor to perform the service, as is required by our policy. Under its policies, the full Audit Committee generally considers proposed engagements of the independent auditors as a committee. However, to ensure prompt handling of unexpected matters between meetings of the Committee, the Chair is authorized to approve services to be provided by Armanino LLP so long as the expected fees for each such service does not exceed $25,000 and the aggregate expected fees for all such services between one meeting of the Audit Committee to the next does not exceed $50,000.    If the Chair pre-approves fees, that pre-approval is reported to the full Committee at its next meeting.

Generally, the Committee pre-approves particular services in the defined categories of audit services, audit-related services, tax services and other non-audit services, specifying the maximum fee payable with respect to that service.  Pre-approval may be given as part of the Audit Committee’s approval of the scope of the engagement or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The Audit Committee has determined that the rendering of the services other than audit services specified above by Armanino LLP is compatible with maintaining the auditor’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	Financial Statements

Report of Armanino LLP, Independent Registered Public Accounting Firm

Report of Ernst & Young LLP,  Independent Registered Public Accounting Firm

Consolidated Balance Sheet – December 31, 2013 and 2012

Consolidated Statements of Operations – Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity (Net Capital Deficiency) – Years Ended December 31, 2013, 2012 and 2011

Consolidated Statement of Comprehensive Income (loss)- Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows – Years Ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

As required under Item 8, Financial Statements and Supplementary Data, the financial statement schedule of the Company is provided in this separate section. The financial statement schedule included in this section is as follows:

Schedule II – Valuation and Qualifying Accounts (in thousands):

	Beginning Balance	Write-offs	Additions (deductions) to Allowance	Ending Balance
2013	$52	$(7)	$(22)	$23
2012	$159	$(113)	$6	$52
2011	$76	$(160)	$243	$159

Other schedules are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b)	Exhibits

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

SCIENTIFIC LEARNING CORPORATION

By /s/ Robert C. Bowen                                                                                               March 28, 2014

Robert C. Bowen

Chairman, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert C. Bowen	Chief Executive Officer and Chairman of the Board	March 28, 2014
Robert C. Bowen	(Principal Executive Officer)

/s/ Jane A. Freeman	Chief Financial Officer, Treasurer	March 28, 2014
Jane A. Freeman	(Principal Financial and Accounting Officer)

/s/ Edward Vermont Blanchard, Jr.		March 28, 2014
Edward Vermont Blanchard, Jr.	Director

/s/ Dr. Michael A. Moses		March 28, 2014
Dr. Michael A. Moses	Director
/s/ Rodman E. Moorehead		March 28, 2014
Rodman W. Moorhead, III	Director

/s/ Dr. Paula A. Tallal		March 28, 2014
Dr. Paula A. Tallal	Director

/s/ Jeffrey D. Thomas		March 28, 2014
Jeffrey D. Thomas	Director

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-24547	5/7/2007	3.1
3.2	Amended and Restated Bylaws	S-1/A	333-143093	7/16/2007	3.2
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	S-1/A	333-143093	7/16/2007	3.3
4.1	Reference is made to Exhibits 3.1 through 3.2
4.2	Specimen Stock Certificate	S-1/A	333-56545	7/17/1998	4.3
4.3	Form of Warrant	8-K	000-24547	3/23/2012	4.1
4.4	Form of Warrant	10-Q	000-24547	5/14/2013	4.1
10.1*	Form of Indemnity Agreement with each of our directors and executive officers	S-1	333-56545	6/10/1998	10.1
10.2*	1999 Equity Incentive Plan, as amended	10-K	000-24547	3/4/2011	10.2
10.3*	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Incentive Plan	10-K	000-24547	3/14/2006	10.3
10.4*	Forms of Stock Option Grant Notice, Stock Option Agreement and Stock Bonus Agreement under the Incentive Plan	10-Q	000-24547	8/14/2003	10.3
10.5*	1999 Non-Employee Directors’ Stock Option Plan, as amended	10-K	000-24547	4/15/2005	10.4
10.6*	Employee Stock Purchase Plan, as amended	DEF 14A	000-24547	4/13/2011	—
10.7*	Form of Employee Stock Purchase Plan Offering under the Employee Stock Purchase Plan	10-K	000-24547	3/3/2010	10.7
10.8*	Milestone Equity Incentive Plan	10-Q	000-24547	5/14/2004	10.29
10.9*	2002 CEO Option Plan	8-K	000-24547	6/7/2002	99.2
10.10*	Retirement Agreement by and between Scientific Learning Corporation and Robert C. Bowen, effective as of January 1, 2010	10-K	000-24547	3/3/2010	10.14

			Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.11*	Independent Contractor Agreement by and between Scientific Learning Corporation and Robert C. Bowen, effective as of January 1, 2010	10-K	000-24547	3/3/2010	10.15
10.12*	Employment Offer Letter Agreement between the Company and Robert C. Bowen, effective July 8, 2012	8-K	000-24547	7/12/2012	10.3
10.13*	Employment Offer Letter Agreement between the Company and Jane Freeman dated July 12, 2012	8-K	000-24547	7/12/2012	10.4
10.14*	Retention Agreement, between the Company and Jane A. Freeman, dated June 25, 2013	10-Q	000-24547	8/13/2013	10.6
10.15*	Independent Contractor Agreement dated April l7, 2003 between the Registrant and Paula A. Tallal and Project Assignment there under dated December 17, 2004	8-K	000-24547	12/20/2004	99.1
10.16*	Independent Contractor Project Assignment between the Registrant and Paula A. Tallal effective January 1, 2012	10-K	000-24547	3/30/2012	10.17
10.17*	Independent Contractor Agreement dated July 25, 2007 between the Registrant and Michael A. Moses	8-K	000-24547	7/26/2007	10.2
10.18*	Independent Contractor Project Assignment between the Registrant and School Executive Consulting (for Michael Moses services) effective January 1, 2013.	10-K	000-24547	4/1/2013	12.23
10.19*	2013 Management Incentive Plan	8-K	000-24547	2/26/2013	10.1
10.20*	Change of Control Benefit Plan.	8-K	000-24547	5/21/2010	10.1
10.21	Securities Purchase Agreement, dated March 22, 2012, by and among the Registrant and the Investors (defined therein).	8-K	000-24547	3/23/2012	10.1
10.22	Subordinated Note and Warrant Purchase Agreement, dated as of April 5, 2013, between the Company and certain Purchasers (as defined therein)	10-Q	000-24547	5/14/2013	10.2

			Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.23	Registration Rights Agreement, dated as of April 5, 2013, among the Company and the Purchasers party to the Subordinated Note and Warrant Purchase Agreement, dated concurrently therewith	10-Q	000-24547	5/14/2013	10.3
10.24	Security Agreement, dated as of April 5, 2013, by the Company in favor of the Purchasers party to the Subordinated Note and Warrant Purchase Agreement, dated concurrently therewith	10-Q	000-24547	5/14/2013	10.4
10.25	Amended and Restated Loan and Security Agreement dated as of February 9, 2012 by and between the Registrant and Comerica Bank	8-K	000-24547	2/16/2012	10.1
10.26	First Amendment dated June 11, 2012 to the Amended and Restated Loan and Security Agreement dated February 9, 2012 between the Company and Comerica Bank	8-K	000-24547	6/18/2012	10.1
10.27	Second Amendment dated August 14, 2012 to the Amended and Restated Loan and Security Agreement dated February 9, 2012 between the Company and Comerica Bank	10-Q	000-24547	8/14/2012	10.3
10.28	Third Amendment dated April 5, 2013 to the Amended and Restated Loan and Security Agreement dated February 9, 2012 between the Company and Comerica Bank	10-Q	000-24547	5/14/2013	10.1
10.29	Fourth Amendment dated August 9, 2013 to the Amended and Restated Loan and Security Agreement dated February 9, 2012 between the Company and Comerica Bank	10-Q	000-24547	8/13/2013	10.2
10.30	Loan and Security Agreement dated as of January 15, 2004 by and between the Registrant and Comerica Bank	8-K	000-24547	2/5/2004	99.1

			Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.31	First Amendment to Loan and Security Agreement, dated as of September 29, 2004, by and between Comerica Bank and the Registrant, amending the Loan and Security Agreement	10-K	000-24547	4/15/2005	10.3
10.32	Second Amendment to Loan and Security Agreement, dated as of December 2, 2005, by and between Comerica Bank and the Registrant, amending the Loan and Security Agreement	10-K	000-24547	3/14/2006	10.19
10.33	Third Amendment to Loan and Security Agreement, dated as of September 5, 2006, by and between Comerica Bank and the Registrant, amending the Loan and Security Agreement	10-K	000-24547	3/8/2007	10.2
10.34	Fourth Amendment to Loan and Security Agreement, dated as of June 5, 2007, by and between Comerica Bank and the Registrant, amending the Loan and Security Agreement	S-1/A	333-143093	7/16/2007	10.22
10.35	Fifth Amendment to Loan and Security Agreement, dated as of June 30, 2008, by and between Comerica Bank and the Registrant, amending the Loan and Security Agreement	10-Q	000-24547	8/6/2008	10.2
10.36	Sixth Amendment to Loan and Security Agreement, dated as of January 30, 2009, by and between Comerica Bank and the Registrant, amending the Loan and Security Agreement	8-K	000-24547	4/30/2009	10.1
10.37	Bilateral Extension Letter relating to Loan and Security Agreement, dated as of December 31, 2009, by and between Comerica Bank and the Registrant.	10-K	000-24547	3/3/2010	10.33

			Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.38†	Seventh Amendment to Loan and Security Agreement, dated as of February June 30, 2008, by and between Comerica Bank and the Registrant, including Prime Referenced Rate Addendum to Loan and Security Agreement, amending the Loan and Security Agreement	10-K	000-24547	3/3/2010	10.34
10.39	Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California	S-1	333-56545	6/10/1998	10.13
10.40	Amendment No. 3 to Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California, amending the agreement	10-Q	000-24547	11/14/2003	10.36
10.41	Amendment No. 4 to Exclusive License Agreement, dated September 27, 1996, with the Regents of the University of California, amending the agreement	10-K	000-24547	3/8/2007	10.23
10.42	Amendment No. 5 to License Agreement of September 27, 1996 between the Regents of the University of California and Registrant, effective as of July 1, 2010	10-Q	000-24547	8/13/2010	10.2
10.43	Lease, dated as of October 1, 2003, with Rotunda Partners II	10-Q	000-24547	11/14/2003	10.37
10.44	Lease Extension and Modification Agreement by and between the Registrant and Rotunda Partners II, LLC, with a reference date of October 1, 2012.	8-K	000-24547	10/5/2012	10.1
10.45	First Amendment to Lease dated February 2008, between TriPointe Tucson, LLC and the Company	10-Q	000-24547	5/9/2008	10.3
10.46	Second Amendment dated June 5, 2012 to the Tri-Pointe Office Lease, dated April 5, 2006 by and between the Company and Tri-Pointe Tucson, LLC.	8-K	000-24547	6/22/2012	10.1

			Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.47	Technology Transfer Agreement dated as of September 30, 2003 by and between the Registrant and Neuroscience Solutions Corporation (now renamed Posit Science Corporation) or “NSC”	8-K	000-24547	10/1/2003	99.1
10.48	SLC License Agreement dated as of September 30, 2003 by and between the Registrant and NSC	8-K	000-24547	10/1/2003	99.2
10.49	NSC License Agreement dated as of September 30, 2003 by and between NSC and the Registrant	8-K	000-24547	10/1/2003	99.3
10.50	Amendment No. 1 to SLC License Agreement between Posit Science Corporation and Registrant, effective as of July 1, 2010	10-Q	000-24547	8/13/2010	10.3
10.51	Consent of UC Regents to Amendment No. 1 to SLC License Agreement, dated June 25, 2010	10-Q	000-24547	8/13/2010	10.4
10.52	Amendment No. 2 to SLC License Agreement between Posit Science Corporation and Registrant, effective as of July 1, 2010	10-Q	000-24547	8/13/2010	10.5
10.53	Amendment No. 3 to SLC License Agreement between Posit Science Corporation and Registrant, effective as of December 11, 2013	8-K	000-24547	12/23/2013	10.1
31.1	Certification of Chief Executive Officer (Section 302)	—	—	—	—	X
31.2	Certification of Chief Financial Officer (Section 302)	—	—	—	—	X
32.1	Certification of Chief Executive Officer (Section 906)	—	—	—	—	X
32.2	Certification of Chief Financial Officer (Section 906)	—	—	—	—	X

†	Certain portions of this exhibit have been omitted based upon confidential treatment granted
	by the Securities and Exchange Commission for portions of the referenced exhibit.
*	Management contract or compensatory plan or arrangement.

XBRL-Only Content Section